Form 10QSB
period 1996-06-30
PEOPLES BANCORPORATION INC /SC/
filed 1996-08-27
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended            Commission File Number
             June 30, 1996                          33-78602

                         PEOPLES BANCORPORATION, INC.
      (exact name of small business issuer as specified in its charter)

             South Carolina                 57-09581843
      (State of other jurisdiction of         (I.R.S Employer
       incorporation or organization)        Identification No.)

           1800 East Main Street, Easley, South Carolina   29640
            (Address of principal executive offices)     (Zip Code)

    Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  __X__         No  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock $3.33 Par Value           760,935
               Class             Outstanding as of August 1, 1996

Transitional Small Business Disclosure Format:

                      Yes  _____        No  __X__


CONSOLIDATED BALANCE SHEET
Peoples Bancorporation, Inc. and Subsidiary

                                                 JUNE 30,      DECEMBER 31,
                                                   1996           1995
            ASSETS                                               AUDITED

CASH AND DUE FROM BANKS                       $ 3,990,258      $ 2,903,800
FEDERAL FUNDS SOLD                              1,300,000        3,120,000
SECURITIES
  Available for Sale                           15,817,412       16,518,391
  Held for investments (market value of
   $2,554,146 in 1996 and $2,311,958 in 1995)   2,554,309        2,257,398
LOANS - less allowance for loan losses of
  $652,140 and $669,664                        59,668,181       56,335,862
PREMISES AND EQUIMENT, net of accumulated
  depreciation                                  1,913,569        1,974,444
ACCRUED INTEREST RECEIVABLE                       730,120          742,433
OTHER ASSETS                                      426,655          309,660
     TOTAL ASSETS                             $86,400,504      $84,161,988

            LIABILITIES

DEPOSITS
  Noninterest-bearing                         $11,557,006      $ 9,894,920
  Interest-bearing                             61,008,381       61,278,505
     Total Deposits                            72,565,387       71,173,425
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS     4,610,996        3,689,682
NOTES PAYABLE TO FEDERAL HOME LOAN BANK           581,633          825,306
ACCRUED INTEREST PAYABLE                          610,046          600,920
OTHER LIABILITIES                                 159,896          342,134
     TOTAL LIABILITIES                         78,527,958       76,631,467

SHAREHOLDERS' EQUITY
 Common Stock - 5,000,000 shares authorized,
  $3.33 par value per share;  760,935 shares
  and 754,971 shares outstanding                2,533,914        2,514,054
 Additional paid-in capital                     3,705,207        3,671,577
 Retained earnings                              1,719,843        1,266,137
 Unrealized gain(loss) on securities
  available for sale                              (86,418)          78,753
     TOTAL CAPITAL                              7,882,546        7,530,521
     TOTAL LIABILITIES AND CAPITAL            $86,400,504      $84,161,988


CONSOLIDATED STATEMENTS OF INCOME
Peoples Bancorporation, Inc. and Subsidiary
(Unaudited)

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                      1996        1995        1996       1995
INTEREST INCOME
  Interest and fees on loans    $1,424,581  $1,295,303  $2,811,915  $2,537,412
 Interest on securities
      Taxable                      227,121     233,371     459,261     435,619
      Tax-exempt                    51,852      43,044     102,251      83,528
  Interest on federal funds         40,098      56,275      97,878     103,377
      Total interest income      1,743,652   1,627,993   3,471,305   3,159,936
INTEREST EXPENSE
  Interest on deposits             712,025     696,376   1,448,450   1,285,908
  Interest on federal funds
   purchased and securities sold
   under repurchase agreements 35,421 41,624 74,711 84,288 Interest on notes payable to
   Federal Home Loan Bank            8,598      19,416      18,347      42,460
      Total interest expense       756,044     757,416   1,541,508   1,412,656
Net interest income                987,608     870,577   1,929,797   1,747,280
PROVISION FOR LOAN LOSSES           64,000      59,400      86,000      74,350
Net interest income after
 provision for loan losses         923,608     811,177   1,843,797   1,672,930
NON-INTEREST INCOME
  Service fees and other income    137,194     131,439     294,986     238,127
  Gain (loss) on sale of securities
   available for sale               (5,658)      4,833      (1,836)   (17,341)
                                   131,536     136,272     293,150     220,786
NON-INTEREST EXPENSES
  Salaries and benefits            389,679     356,375     777,325     699,310
  Occupancy                         39,282      42,582      84,538      89,261
  Equipment                         56,444      57,072     120,195     116,607
  Other operating expenses         188,648     227,399     359,174     428,892
                                   674,053     683,428   1,341,232   1,334,070
Income before income taxes         381,091     264,021     795,715     559,646
PROVISION FOR INCOME TAXES         123,850      85,800     258,600     181,400
      Net Income                $  257,241  $  178,221  $  537,115  $  378,246

INCOME PER COMMON SHARE         $     0.33  $     0.24  $     0.70  $     0.52


PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED
                                                           Six Months Ended
                                                               June 30,
                                                          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  537,115    $  378,246
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Loss (gain) on sales of securities available
     for sale                                             1,836        17,341
   Provision for loan losses                             86,000        74,350
   Depreciation and amortization                         89,644       101,125
   Amortization and accretion (net) of
    premiums and discounts on securities                 26,878        23,145
   (Increase) decrease in accrued interest receivable    12,313       (81,442)
   Increase in other assets                             (80,753)     (444,941)
   Increase in accrued interest payable                   9,126       211,625
   Increase (decrease) in other liabilities             (31,929)      200,434
      Net cash provided by operating activities         650,230       479,883
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities held for investment          (300,746)   (2,899,049)
  Purchases of securities available for sale         (7,440,575)   (3,298,396)
  Proceeds from the maturity of securities
   available for sale                                 5,290,000     1,767,362
  Proceeds from the sale of securities available
   for sale                                           2,358,646     1,779,668
  Net increase in loans                              (3,332,319)   (2,076,194)
  Proceeds from the sale of property                      3,000             0
  Purchase of premises and equipment                    (28,769)     (148,596)
      Net cash used by investing activities          (3,450,763)   (4,875,205)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                            1,391,962     7,253,617
  Net increase (decrease) in federal funds purchased          0             0
  Net increase (decrease) in securities sold under
   repurchase agreements                                948,621    (2,166,278)
  Net increase in notes payable to Federal Home
   Loan Bank                                           (243,673)     (543,673)
  Proceeds from sale of stock                                 0       754,713
  Proceeds from stock options exercised                  53,491             0
  Cash Dividend                                         (83,410)      (69,281)
      Net cash (used) provided by financing
       activities                                     2,066,991     5,229,098
      Net increase (decrease) in cash and
        cash equivalents                               (733,542)      833,776
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        6,023,800     6,395,296
CASH AND CASH EQUIVALENTS, END OF PERIOD             $5,290,258    $7,229,072

CASH PAID FOR
  Interest                                           $1,543,145    $1,172,108
  Income Taxes                                       $  424,298    $  196,533


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PEOPLES BANCORPORATION, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 1995 Annual Report to Shareholders.

SECURITIES

      The change in the net unrealized loss on securities available for sale for the six months ended June 30, 1996 was $86,418 which was a decrease of $165,171 from the $78,753 net unrealized gain at December 31, 1995.

STATEMENTS OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection and amounts due from banks. Income tax payments of $424,298 were made for the six months ended June 30, 1996.

COMMON STOCK

      The Board of Directors declared two cash dividens of $0.05 and $0.06 per common share to sharehodlers of record as of March 21, 1996 and June 27, 1996, payable March 29, 1996 and July 2, 1996, respectively. Dividends are not cumulative.

      Primary earnings per share amount are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

NONPERFORMING LOANS

      As of June 30, 1996, there were nine nonaccrual loans totalling $283,585 and no loans 90 days past due or more as to principal or interest payments.

MANAGEMENT'S OPINION

      In the opinion of management, the accompanying unaudited financial statements of Peoples Bancorporation, Inc. contain all adjustments necessary to fairly present the financial results of the interim periods presented. The results of operations for any interim period is not necessarily indicative of the results to be expected for an entire year.



Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Peoples Bancorporation, Inc. (the "Company"), headquartered in Easley, South Carolina, was incorporation on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National Bank (the "Bank") into a bank holding company structure which reorganization resulted in ownership by the Company of 100% of the issued and outstanding shares of commons stock of the Bank.

      The Bank, a nationally chartered financial institution, operates three offices in Easley, Pickens and Powdersville, South Carolina.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

      The Company's net income for the second quarter of 1996 was $257,241, a 44.34% increase compared to $178,221 for the same period of 1995. Earnings per share increased to $0.33 in the second quarter of 1996 compared to $0.24 per share for the same period in 1995. Net income for thew six months ended June 30, 1996 was $537,115 or $0.70 per share compared to $378,246 or $0.52 per share for the same period in 1995. Increases in earning assets without corresponding overhead growth, plus good growth in noninterest income are the primary reasons for the growth in net income and earnings per common share.

      Return on average equity for the six months and three months ended June 30, 1996 was 13.73% and 11.79% compared to 12.05% and 11.35% for the same period in 1995. Return on average assets for the six months ended June 30, 1996 was 1.25% compared to 0.95% for the same period in 1995. For the second quarter of 1996, return on average assets was 1.20% compared to 0.90% for the same period in 1995.

      The largest ccomponent of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income after provision for loan losses for the second quarter of 1996 increased $112,431 or 13.86% over the second quarter of 1995. Net interest income after provision for loan losses for the six months ended June 30, 1996 increased $170,867 or 10.21% over the first six months of 1995. This represents a 4.58% net interest margin (net interest income divided by average earnings assets) on average earnings assets of $80,551,100. For the same period in 1995, the net interest margin was 4.63% on average earnings assets of $72,267,400. This slight decrease in interest margin reflects the repricing of floating rate assets more quickly than the repricing of interest bearing liability accounts in a decreasing rate environment in which the prime rate decreased from 9.00% at February 2, 1995 to 8.25% at February 2, 1996.


NON-INTEREST INCOME

      Noninterest income, excluding securities transactions, increased $5,755 or 4.38% for the second quarter of 1996 as compared to the first quarter of 1995. For the first six months of 1996 noninterest income, excluding securities transactions, increase $56,859 or 23.88% as compared to the same period of 1995. Mortgage loan fees, which increased $40,985 or 88.53% during the first six months of 1996, compared to the same period in 1995, was the main contributor to increased noninterest income. The Company realized a $5,658 loss on the sale of securities available for sale for the second quarter of 1996, compared to a $4,833 gain on the sale of securities available for sale in the second quarter of 1995.

NON-INTEREST EXPENSE

      Noninterest expense decreased $9,375 or 1.39% for the second quarter of 1996 over the second quarter of 1995. The decreased is due primarily to the decrease in FDIC insurance paid during the second quarter of 1996 in the amount of $500, compared to $37,350 expensed during the second quarter of 1995. Personnel cost increased $33,304, or 9.35% during the second quarter of 1996 due to additional staffing and normal salary increasese.Management continues to closely monitor all operating expenses.

PROVISION FOR LOAN LOSSES

      The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

      The provision for loan losses charged to operations during the six months ended June 30, 1996 was $86,000 compared to $74,350 for this same period in 1995. Management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

LOANS

      Outstanding loans represent the largest component of earning assets at 75.28% of total earning assets. As of June 30, 1996, the Company had total loans outstanding of $60,320,321. Loans increased $6,293,868 or 11.65%, from $54,026,453 at the end of the same quarter of 1995. For the first six months of 1996, the Company's loans averaged $58,339,700, compared to $53,283,000 for the same period of 1995. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates. The yield on the Company's loans as of June 30, 1996 was 9.38%, compared to 9.57% for the same period in 1995. With approximately 40% of the Bank's loans tied to prime, the four prime decreases during the last twelve months have influenced the Bank's loan yields.

      The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses at June 30, 1996 was $652,140, or 1.08% of loans outstanding compared to $669,664 or 1.2% at year end December 31, 1995. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

      At June 30, 1996, the Company had $283,585 in non-accruing and restructured loans and no loans greater that ninety days past due on which interest was still being accrued. This compares with $91,477 in non-accruing and restructured loans and one loan in the amount of $710 greater that ninety days past due at June 30, 1995. Nonperforming assets as a percentage of loans and other real estate owned were 0.47% and 0.17% at June 30, 1996 and 1995, respectively.

     Net charge-offs during the first six months of 1996 were $103,523, which represents 0.18% of average loans, compared to net charge-offs of $49,725 or 0.09% of average loans, for the first six months of 1995. The allowance for loan losses as a percentage of nonperforming loans was 230% and 704% as of June 30, 1996 and 1995, respectively.

      The Company accounts for impaired loans in accordance with the provision of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement.

      At June 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $283,585. The average recorded investment and foregone interest on impaired loans during the first six months of 1996 was approximately $260,500 and $16,000, respectively. For the six months ended June 30, 1996, the Company recognized no interest income on impaired loans.

SECURITIES

      Investment securities constituted 24.72% and 28.37% of earnings assets as of June 30, 1996 and 1995, respectively. Investment securities averaged $22,211,370 in the first six months of 1996, $1,580,795 above the comparable 1995 average. The yield on investment securities declined slightly from 6.15% for the first six months of 1995 to 6.03% for the same period in 1996, principally due to lower yields on new investments. The Company has shortened the average maturity of its investment portfolio which provides liquidity and flexibility in a changing interest rate environment.

      The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals and to generate income. The Company emphasizes safety in its selection of investment securities. Accordingly, the investment portfolio is limited to securities of the United States government or its agencies, mortgage backed securities and investment grade state and municipal securities. The Company does not invest in corporate bonds nor does it hold any trading securities.

DEPOSITS

      Peoples' primary source of funds for loans and investments is its deposits. Deposits grew 5.24% from approximately $68,949,600 as of June 30, 1995 to approximately $72,565,400 as of June 30, 1996. Competition for deposit accounts is primarily based on the interest rates paid, location convenience, and services offered.

      During the first six months of 1996, interest-bearing liabilities averaged $61,821,000 compared to $56,751,000 for the comparable period of 1995. The average interest rates were 4.50% and 4.76% for the first six months of 1996 and 1995, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. As of June 30, 1996, interest-bearing deposits comprised approximately 84.07% of total deposits.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity management entails meeting the cash flow requirements of the Company. The primary cash flow requirements include withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sale of debt securities, temporary investments and earnings.

      The Company monitors and controls the mix and maturities of its assets and liabilities through asset/liability management. The essential purposes of asset/liability management are (i) to ensure adequate liquidity to fund demands from depositors and borrowers and (ii) to maintain an appropriate balance between interest sensitive assets and liabilities. Interest sensitive assets and liabilities are those that are subject to repricing in the near term, including both floating rate instruments and those with approaching maturities. The objective of interest sensitivity management is to maintain reasonable stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Over the past several years, the environment in which financial institutions operate has been characterized by volatile interest rates and greater reliance on market-sensitive deposits, increasing both the importance and the difficulty of interest sensitivity management. Throughout this period, management has sought to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changed in market rates.

      The Company routinely reviews its interest sensitivity gap, or the difference between total interest sensitive assets and liabilities for a static time period. While the static gap is a widely-used measure of interest-sensitivity, it is not, in management's opinion, a true indicator of the Company's interest rate sensitive position. Consequently, the Company also uses an asset/liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments, to measure and manage interest rate risk.

      The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $2,500,000 and has a borrowing availability through the Federal Home Loan Bank of approximately $11 million.

CAPITAL ADEQUACY

      Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.
These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital and at least 3% for the leverage ratio (tier 1 capital to total assets). Three percent in the minimum leverage ratio for the most highly-rated banks. All other banks are required to meet a minimum of at least 100 to 200 basis points above the 3% level. The Company's tier 1 risk-based capital at June 30, 1996 was 13.71% as compared to 13.19% at year ended December 31, 1995. At June 30, 1996 the Company's total risk-based capital was 14.85% as compared to 14.37% at December 31, 1995. The Company's leverage ratio at June 30, 1996 was 9.23% compared to 7.96% at December 31, 1995.



PART II OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. No exhibits are required to be filed with this report.

            (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.



SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PEOPLES BANCORPORATION, INC.




Dated:   August 5, 1996                By:__/s/__Robert E. Dye_______________
                                          Robert E. Dye
                                          President and Chairman of the Board



Dated:   August 5, 1996                By:__/s/__R. Riggie Ridgeway__________
                                          R. Riggie Ridgeway
                                          Secretary and Treasurer
                                         (Principal Financial Officer)