Form 10QSB/A
period 1996-06-30
PEOPLES BANCORPORATION INC /SC/
filed 1996-10-21
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A
              QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR QUARTERLY PERIOD ENDED                       COMMISSION
FILE NUMBER
        JUNE 30, 1996
33-78602

                         PEOPLES BANCORPORATION, INC.
     (exact name of small business issuer as specified in its charter)

             SOUTH CAROLINA
57-09581843
       (State of other jurisdiction of              (I.R.S.
Employer
        incorporation or organization)
Identification No.)

                1800 EAST MAIN STREET, EASLEY SOUTH CAROLINA
29640
               (Address of principal executive offices)
(Zip Code)

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

                                    PEOPLES BANCORPORATION, INC.



Dated:     October 16, 1996       By:___/s/__Robert E.
Dye______________
                                     Robert E. Dye
                                     President and Chairman of
the Board



Date:      October 16, 1996       By:___/s/__R. Riggie
Ridgeway__________
                                     R. Riggie Ridgeway
                                     Secretary and Treasurer