Form 10QSB
period 1996-09-30
PEOPLES BANCORPORATION INC /SC/
filed 1996-11-15
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended            Commission File Number
           September 30, 1996                          33-78602

                         PEOPLES BANCORPORATION, INC.
      (exact name of small business issuer as specified in its charter)

             South Carolina                 57-09581843
      (State of other jurisdiction of         (I.R.S Employer
       incorporation or organization)        Identification No.)

           1800 East Main Street, Easley, South Carolina   29640
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

                     Yes  __X__         No  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock $3.33 Par Value                   799,930
               Class                  Outstanding as of November 8, 1996

Transitional Small Business Disclosure Format:

                      Yes  _____        No  __X__


CONSOLIDATED BALANCE SHEET
Peoples Bancorporation, Inc. and Subsidiary

                                             SEPTEMBER 30,      DECEMBER 31,
                                          1996         1995        1995
            ASSETS                                                AUDITED

CASH AND DUE FROM BANKS               $ 2,875,767  $ 3,506,864  $ 2,903,800
FEDERAL FUNDS SOLD                      3,620,000    4,010,000    3,120,000
SECURITIES
  Available for Sale                   15,075,640   12,995,772   16,518,391
  Held for investments (market value
   of $2,898,516, $4,385,013 and
   $2,311,958, respectively)            2,886,399    4,288,409    2,257,398
LOANS - less allowance for loan
  losses of $707,365, $660,134 and
  $669,664, respectively)              62,283,115   55,386,687   56,335,862
PREMISES AND EQUIPMENT, net of
  accumulated depreciation              1,884,203    2,015,111    1,974,444
ACCRUED INTEREST RECEIVABLE               616,563      587,601      742,433
OTHER ASSETS                              490,403      637,569      309,660
     TOTAL ASSETS                     $89,732,090  $83,428,013  $84,161,988

            LIABILITIES

DEPOSITS
  Noninterest-bearing                 $11,377,647  $ 9,945,526  $ 9,894,920
  Interest-bearing                     65,182,796   61,198,135   61,278,505
     Total Deposits                    76,560,443   71,143,661   71,173,425
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS                            3,827,676    3,145,528    3,689,682
NOTES PAYABLE TO FEDERAL HOME LOAN
  BANK                                    489,796    1,097,143      825,306
ACCRUED INTEREST PAYABLE                  556,555      560,364      600,920
OTHER LIABILITIES                         187,628      242,408      342,134
     TOTAL LIABILITIES                 81,622,098   76,189,104   76,631,467

SHAREHOLDERS' EQUITY
 Common Stock - 5,000,000 shares
  authorized $3.33 par value per share;
  761,985, 719,223 and 754,971 shares
  outstanding, respectively             2,537,410    2,395,012    2,514,054
 Additional paid-in capital             3,713,208    3,290,146    3,671,577
 Retained earnings                      1,943,400    1,559,928    1,266,137
 Unrealized gain(loss) on securities
  available for sale                      (84,026)      (6,177)      78,753
     TOTAL CAPITAL                      8,109,992    7,238,909    7,530,521
     TOTAL LIABILITIES AND CAPITAL    $89,732,090  $83,428,013  $84,161,988


CONSOLIDATED STATEMENTS OF INCOME
Peoples Bancorporation, Inc. and Subsidiary
(Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1996        1995        1996       1995
INTEREST INCOME
  Interest and fees on loans    $1,475,474  $1,347,346  $4,287,389  $3,884,758
 Interest on securities
      Taxable                      219,542     236,896     678,803     672,515
      Tax-exempt                    52,677      43,975     154,928     127,503
  Interest on federal funds         59,627      51,786     157,505     155,163
      Total interest income      1,807,320   1,680,003   5,278,625   4,839,939
INTEREST EXPENSE
  Interest on deposits             731,269     750,829   2,179,719   2,036,737
  Interest on federal funds
   purchased and securities sold
   under repurchase agreements      37,807      29,718     112,518     114,006
  Interest on notes payable to
   Federal Home Loan Bank            7,429      16,212      25,776      58,672
      Total interest expense       776,505     796,759   2,318,013   2,209,415
Net interest income              1,030,815     883,244   2,960,612   2,630,524
PROVISION FOR LOAN LOSSES           63,500      17,500     149,500      91,850
Net interest income after
 provision for loan losses         967,315     865,744   2,811,112   2,538,674
NON-INTEREST INCOME
  Service fees and other income    141,632     132,251     436,618     370,378
  Gain (loss) on sale of securities
   available for sale                    0           0      (1,836)   (17,341)
                                   141,632     132,251     434,782     353,037
NON-INTEREST EXPENSES
  Salaries and benefits            394,917     370,423   1,172,242   1,069,733
  Occupancy                         41,867      45,474     126,405     134,735
  Equipment                         57,474      61,771     177,669     178,378
  Other operating expenses         215,013     182,566     574,187     611,458
                                   709,271     660,234   2,050,503   1,994,304
Income before income taxes         399,676     337,761   1,195,391     897,407
PROVISION FOR INCOME TAXES         130,400     109,800     389,000     291,200
      Net Income                $  269,276  $  227,961  $  806,391  $  606,207

Income per common share *       $     0.36  $     0.32  $     1.06  $     0.83
Average common shares
  outstanding*                     761,985     719,223     758,027     730,097
Cash dividends declared per
 common share                   $     0.06  $     0.05  $     0.17  $     0.15

*  Share data has been restated to reflect 5% stock dividends.

PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED
                                                          Nine Months Ended
                                                            September 30,
                                                          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  806,391    $  606,207
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Loss (gain) on sales of securities available
     for sale                                             1,836        17,341
   Provision for loan losses                            149,500        91,850
   Depreciation and amortization                        128,644       153,528
   Amortization and accretion (net) of
    premiums and discounts on securities                 41,614        42,921
   (Increase) decrease in accrued interest receivable   125,644       (13,188)
   Increase in other assets                             (82,271)     (254,491)
   Increase in accrued interest payable                 (44,365)      188,632
   Increase (decrease) in other liabilities               6,075       201,755
      Net cash provided by operating activities       1,133,294     1,034,555
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities held for investment          (634,460)   (3,097,349)
  Purchases of securities available for sale        (10,245,525)   (6,319,302)
  Proceeds from the maturity of securities
   available for sale                                 5,790,000     4,852,461
  Proceeds from the sale of securities available
   for sale                                           2,358,646     1,779,668
  Proceeds from the call of securities available
   for sale                                           2,900,000     1,000,000
  Net increase in loans                              (5,947,253)   (4,080,344)
  Proceeds from the sale of property                      3,000             0
  Purchase of premises and equipment                    (38,403)     (210,738)
      Net cash used by investing activities          (5,813,995)   (6,075,604)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                            5,387,018     9,447,636
  Net increase (decrease) in federal funds purchased          0             0
  Net increase (decrease) in securities sold under
   repurchase agreements                                165,301    (3,118,980)
  Net increase in notes payable to Federal Home
   Loan Bank                                           (335,510)     (815,510)
  Proceeds from sale of stock                                 0       754,713
  Proceeds from stock options exercised                  64,988             0
  Cash Dividend                                        (129,129)     (105,242)
      Net cash (used) provided by financing
       activities                                     5,152,668     6,162,617
      Net increase (decrease) in cash and
        cash equivalents                                471 967     1,121,568
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        6,023,800     6,395,296
CASH AND CASH EQUIVALENTS, END OF PERIOD             $6,495,767    $7,516,864
CASH PAID FOR
  Interest                                           $2,347,372    $1,970,055
  Income Taxes                                       $  554,798    $  271,650

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PEOPLES BANCORPORATION, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 1995 Annual Report to Shareholders.

SECURITIES

      The change in the net unrealized loss on securities available for sale for the nine months ended September 30, 1996 was $84,026 which was a decrease of $162,779 from the $78,753 net unrealized gain at December 31, 1995.

STATEMENTS OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection and amounts due from banks. Income tax payments of $554,798 were made for the nine months ended September 30, 1996.

COMMON STOCK

      The Board of Directors declared a cash dividend of $0.05 per common share to shareholders of record as of March 21, 1996, payable March 29, 1996 and $0.06 per common share to shareholders of record as of June 27, 1996 and September 19, 1996, payable July 2, 1996 and September 30, 1996, respectively. Dividends are not cumulative.

      The Board of Directors declared a 5% stock dividend on October 15, 1996 to common stockholders of record October 25, 1996, payable November 8, 1996.

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

NONPERFORMING LOANS

      As of September 30, 1996, there were eight nonaccrual loans totalling $272,265 and one loan 90 days past due or more as to principal or interest payments in the amount of $72,651.

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


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Peoples Bancorporation, Inc. (the "Company"), headquartered in Easley, South Carolina, was incorporation on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National Bank (the "Bank") into a bank holding company structure which reorganization resulted in ownership by the Company of 100% of the issued and outstanding shares of common stock of the Bank.

      The Bank, a nationally chartered financial institution, operates three offices, in Easley, Pickens and Powdersville, South Carolina.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

      The Company's net income for the third quarter of 1996 was $269,276, an 18.12% increase compared to $227,961 for the same period of 1995. Earnings per share increased to $0.36 in the third quarter of 1996 compared to $0.32 per share for the same period in 1995. Net income for the nine months ended September 30, 1996 was $806,391 or $1.06 per share compared to $606,207 or $0.83 per share for the same period in 1995. Increases in earning assets without corresponding overhead growth, plus good growth in noninterest income are the primary reasons for the growth in net income and earnings per common share.

      Return on average equity for the nine months and three months ended September 30, 1996 was 13.65% and 13.68% compared to 12.08% and 12.57% for the same period in 1995. Return on average assets for the nine months ended September 30, 1996 was 1.24% compared to 1.02% for the same period in 1995. For the third quarter of 1996, return on average assets was 1.21% compared to 0.98% for the same period in 1995.

      The largest ccomponent of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income after provision for loan losses for the third quarter of 1996 increased $101,571 or 11.73% over the third quarter of 1995. Net interest income after provision for loan losses for the nine months ended September 30, 1996 increased $272,438 or 10.73% over the first nine months of 1995. This represents a 4.52% net interest margin (net interest income divided by average earnings assets) on average earnings assets of $81,465,000. For the same period in 1995, the net interest margin was 4.41% on average earnings assets of $73,028,900. The increase in the interest margin is more a reflection of lower deposits rates. In February, 1996, the prime interest rate charged on loans was reduced from 8.50% to 8.25%. Approximately 40% of the loan portfolio has variable rates and were immediately repriced down, while deposit rates were not instantly lowered.

NON-INTEREST INCOME

      Noninterest income, excluding securities transactions, increased $9,381 or 7.09% for the third quarter of 1996 as compared to the same period of 1995. For the first nine months of 1996 noninterest income, excluding securities transactions, increase $66,240 or 17.88% as compared to the same period of 1995. Mortgage loan fees, which increased $45,422 or 56.94% during the first nine months of 1996, compared to the same period in 1995, was the main contributor to increased noninterest income. There were no sales of investments during the third quarter of 1996, nor during the third quarter of 1995. For the first nine months of 1996, the Company realized a loss of $1,836 loss on the sale of securities available for sale, compared to a loss of $17,341 during the same period of 1995.

NON-INTEREST EXPENSE

      Noninterest expense increased $49,037 or 7.43% for the third quarter of 1996 over the third quarter of 1995. The increase is due primarily to approximately $24,000 expensed for the celebration of the Bank's tenth anniversary in August, 1996. Personnel cost increased $24,494, or 6.61% during the third quarter of 1996 due to additional staffing and normal salary increases. Management continues to closely monitor all operating expenses.

PROVISION FOR LOAN LOSSES

      The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

      The provision for loan losses charged to operations during the nine months ended September 30, 1996 was $149,500 compared to $91,850 for this same period in 1995. Management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

LOANS

      Outstanding loans represent the largest component of earning assets at 74.37% of total earning assets. As of September 30, 1996, the Company had total loans outstanding of $62,990,480. Loans increased $6,943,659 or 12.39%, from $56,046,821 at September 30, 1995, and increased $5,984,954 or 10.50%, from $57,005,526 at December 31, 1995. For the first nine months of 1996, the Company's loans averaged $59,527,000, compared to $53,808,000 for the same period of 1995.

      The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates. The yield on the Company's loans as of September 30, 1996 was 9.33%, compared to 9.44% at September 30, 1995. With approximately 40% of the Bank's loans tied to prime, the four prime decreases during the last twelve months have influenced the Bank's loan yields.

      The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses at September 30, 1996 was $707,365, or 1.12% of loans outstanding compared to $660,134 or 1.18% of loans outstanding at September 30, 1995, and $669,664 or 1.17% at year end December 31, 1995. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

      At September 30, 1996, the Company had $272,265 in non-accruing loans, no restructured loans and one loan, in the amount of $72,651, greater than ninety days past due on which interest was still being accrued. This compares with $24,164 in non-accruing and restructured loans and two loans, in the amount of $3,822, greater that ninety days past due at September 30, 1995. At December 31, 1995, there were $157,506 in non-accruing and restructured loans and two loans, in the amount of $347,076, grater than ninety days past due on which interest was still being accrued. Nonperforming assets as a percentage of loans and other real estate owned were 0.55% and 0.05% at September 30, 1996 and 1995, respectively.

     Net charge-offs during the first nine months of 1996 were $111,799, which represents 0.19% of average loans, compared to net charge-offs of $51,007 or 0.09% of average loans at September 30, 1995, and $57,627, or 0.10% of average loans at December 31, 1995. The allowance for loan losses as a percentage of nonperforming loans was 632% and 2,359% as of September 30, 1996 and 1995, respectively.

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

      At September 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $272,265. The average recorded investment and foregone interest on impaired loans during the first nine months of 1996 was approximately $260,500 and $16,800, respectively. For the nine months ended September 30, 1996, the Company recognized no interest income on impaired loans.



SECURITIES

      Investment securities constituted 25.63% and 17.53% of earnings assets as of September 30, 1996 and 1995, respectively. At September 30, 1996, securities totaled $17,962,039, up $677,858 from $17,284,181 invested as of the third quarter of 1995, and down $813,750 from December 31, 1995's balance of $18,775,789. The yield on investments securities declined slightly from 6.11% at December 31, 1995 to 6.07% at September 30, 1996, principally due to lower yields on new investments. The Company has shortened the average maturity of its investment portfolio which provides liquidity and flexibility in a changing interest rate environment.

      At September 30, 1996, the Company's total investment portfolio had a book value of $18,089,355 and a market value of $17,974,4156 for an unrealized net loss of $84,026. Securities averaged $22,208,617 for the first nine months of 1996, 27.55% above the first nine months of 1995's average of $17,411,600.

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

DEPOSITS

      Peoples' primary source of funds for loans and investments is its deposits. Deposits grew 7.61% to $76,560,443 at September 30, 1996 from $71,143,661 at September 30, 1995. At December 31, 1995, deposits totaled $71,173,425. This increase resulted principally from account promotions. Competition for deposit accounts is primarily based on the interest rates paid, location convenience, and services offered.

      During the first nine months of 1996, interest-bearing liabilities averaged $62,546,200 compared to $57,959,500 for the same period of 1995, and $58,781,700 for the twelve months ending December 31, 1995. The average interest rates were 4.49% and 4.58% at September 30, 1996 and 1995, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. As of September 30, 1996, interest-bearing deposits comprised 85.14% of total deposits.

      Average noninterest-bearing deposits, which increased 17.96% during the year, increased 14.11% of average total deposits in the first nine month of 1996 from 13.04% in the first nine months of 1995. This increase was attributable to new commercial and individual customers.

      The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits average approximately 86% for the nine months ended September 30, 1996. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

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





CAPITAL ADEQUACY

      Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. At September 30, 1996, the Company and Peoples National Bank were in compliance with each of the applicable capital requirements and exceeded the "well capitalized" regulatory guidelines. The following table sets forth the capital ratios for the Company and Peoples national Bank:

CAPITAL RATIOS
                                                    Well        Adequately
                                     As of      Capitalized     Capitalized
                                    9/30/96     Requirement     Requirement

Company:
  Total Risk-based Capital          14.62%         10.00%           8.00%
  Tier 1 Risk-based Capital         13.46%          6.00%           4.00%
  Leverage Ratio                     9.15%          5.00%           4.00%

Peoples National Bank:
  Total Risk-based Capital          13.70%         10.00%           8.00%
  Tier 1 Risk-based Capital         12.51%          6.00%           4.00%
  Leverage Ratio                     8.29%          5.00%           4.00%


EFFECTS OF REGULATORY ACTION

     The management of the Company and the Bank are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.



PART II OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. No exhibits are required to be filed with this report.

            (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1996.



SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PEOPLES BANCORPORATION, INC.




Dated:   November 14, 1996             By:__/s/__Robert E. Dye_______________
                                          Robert E. Dye
                                          President and Chairman of the Board



Dated:   November 14, 1996             By:__/s/__R. Riggie Ridgeway__________
                                          R. Riggie Ridgeway
                                          Secretary and Treasurer
                                         (Principal Financial Officer)