Form 10QSB
period 1997-03-31
PEOPLES BANCORPORATION INC /SC/
filed 1997-05-19
CIK 885542

SECURITIES AND
EXCHANGE COMMISSION
                        WASHINGTON, D.C.
 20549

                              FORM 10-QSB
           QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D)
                OF THE SECURITIES
EXCHANGE ACT OF 1934
For Quarterly Period Ended
        Commission file Number
     March 31, 1997
                33-78602

                      PEOPLES
BANCORPORATION, INC.
   (Exact name of small business issuer
as specified in its charter

      South Carolina
             57-09581843
(State or other jurisdiction of
           (I.R.S. Employer
incorporation or organization)
          Identification No.)

1800 East Main Street, Easley, South
Carolina            29640
(Address of principal executive offices)
              (Zip Code)

Issuer's telephone number:  (864)
859-2265

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

             Yes ____X_____
 No ____________


State the number of shares outstanding
of each of the issuer's classes
of common equity, as of the latest
practicable date:

____Common Stock $3.33 Par Value____
___________800,071___________
            Class
Outstanding as of April 24, 1997
Transitional Small Business Disclosure
Format:

             Yes __________
 No _____X______


                      CONSOLIDATED
BALANCE SHEETS
              PEOPLES BANCORPORATION,
INC. AND SUBSIDIARY


March 31,         December 31,

1997        1996         1996
          --ASSETS--
-------------------------  --AUDITED--
CASH AND DUE FROM BANKS         $
2,777,234  $ 4,121,797  $ 2,626,956
FEDERAL FUNDS SOLD
2,930,000      980,000    9,700,000
SECURITIES
 Available for sale
18,384,174   16,251,033   15,774,248
 Held for investment (market
3,571,299    2,455,253    3,312,304
 value of$3,571,234 in 1997
 $2,474,957 and $3,348,651 in 1996)
LOANS - less allowance for loan
69,183,452    57,221,449   65,403,945
 losses of $801,039, $680,698
 and $760,679
PREMISES AND EQUIPMENT, net of
1,878,073     1,930,190    1,858,429
 accumulated depreciation and
 amortization
ACCRUED INTEREST RECEIVABLE
731,042       668,749      728,931
OTHER ASSETS
712,030       399,025      318,577

     TOTAL ASSETS
$100,167,304   $84,027,496  $99,723,390

===========    ==========   ==========
          --LIABILITIES--
DEPOSITS:
  Noninterest-bearing           $
9,497,317  $  9,957,605  $10,083,028
  Interest-bearing
71,888,606    62,084,525   70,121,355
     Total deposits
81,385,923    72,042,130   80,204,383
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS
4,159,555     2,793,964    3,926,891
FEDERAL FUNDS PURCHASED
  0             0    1,000,000
NOTES PAYABLE FEDERAL HOME
 LOAN BANK
5,020,408       673,470    5,397,959
ACCRUED INTEREST PAYABLE
781,036       605,853      675,596
OTHER LIABILITIES
219,653       236,087      140,568

     TOTAL LIABILITIES
91,566,575    76,351,504   91,345,397

SHAREHOLDER'S EQUITY
 Common Stock - 5,000,000 shares
 authorized $3.33 par value per
 share; 800,071, 755,071 and
 800,071 shares outstanding
2,664,237     2,514,386    2,664,237
Additional paid-in capital
4,232,918     3,672,339    4,232,918
Retained earnings
1,805,617     1,508,258    1,506,102
Unrealized gain(loss) on securities
 available for sale
(102,043)      (18,991)    (25,264)
     TOTAL CAPITAL
8,600,729     7,675,992    8,377,993

   TOTAL LIABILITIES & CAPITAL
$100,167,304   $84,027,496  $99,723,390

===========    ==========   ==========


                   CONSOLIDATED
STATEMENTS OF INCOME
              PEOPLES BANCORPORATION,
INC. AND SUBSIDIARY
                              (Unaudited)

    Three Months Ended

         March 31,

   1997             1996
INTEREST INCOME
 Interest and fees on loans
$1,606,831       $1,387,334
 Interest on securities
     Taxable
  276,131          232,140
     Tax-exempt
   59,479           50,399
Interest on federal funds
   51,893           57,780


1,994,334        1,727,653
INTEREST EXPENSE
 Interest on deposits
  786,873          736,425
 Interest on federal funds purchased
  and securities solder under repurchase
  agreements
   40,741           39,290
 Interest on notes payable to Federal
  Home Loan Bank
   78,945            9,749

     Total interest expense
  906,559          785,464

     Net interest income
1,087,775          942,189

PROVISION FOR LOAN LOSSES
   46,740           22,000

  Net interest income after provision
   for loan losses
1,041,035          920,189

NON-INTEREST INCOME
 Service fees and other income
  193,175          157,792
 Gain (loss) on sale of securities
  available for sale
        0            3,822

  193,175          161,614

OTHER EXPENSES
 Salaries and benefits
  415,815          387,646
 Occupancy
   41,302           45,256
 Equipment
   64,553           63,751
 Other operating expenses
  194,501          170,526

  716,171          667,179

  Income before income taxes
  518,039          414,624

PROVISION FOR INCOME TAXES
  170,950          134,750

     Net Income
$  347,089       $  279,874

=========        =========

Income per Common Share
$     0.43       $     0.35

=========        =========
              PEOPLES BANCORPORATION,
INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS
OF CASH FLOWS


           (Unaudited)

        Three Months Ended

            March 31,

        1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income
    $  347,089   $  279,874
 Adjustments to reconcile net income to
  net cash provided by operating
activities
     Loss(gain) on sales of securities
             0       (3,822)
     Provision for loan losses
        46,740       22,000
     Depreciation and amortization
        13,477       53,899
     Amortization and accretions (net) of
      premiums and discounts on
securities       13,924       12,446
     (Increase) decrease in accrued
interest
      receivable
        (2,110)      73,684
     Increase in other assets
      (393,453)     (89,365)
     Increase in accrued interest
payable       105,440        4,933
     Increase (decrease) in other
liabilities   389,568      (50,256)
Net cash provided by operating
activities       520,675      303,393

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities held for
investment   (261,214)           0
 Purchases of securities available for
sale  (5,744,175)  (6,640,575)
 Proceeds from the maturity of securities
  available for sale
     2,700,000    4,600,000
 Proceeds from the sale of securities
  available for sale
             0    1,867,708
 Net increase in loans
    (3,779,507)    (885,587)
 Proceeds from sale of property
        39,000            0
 Purchase of premises and equipment
       (83,150)      (9,645)
Net cash used by investing activities
    (7,129,046)  (1,068,099)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits
     1,181,540      868,705
 Net increase (decrease) in securities
sold
  under repurchase agreements
       232,664     (868,411)
 Net increase in notes payable to Federal
  Home Loan Bank
    (1,377,551)    (151,836)
 Proceeds from the sale of stock
             0        1,095
 Cash dividend
       (48,004)     (37,754)
Net cash (used) provided by financing
 activities
       (11,351)    (188,201)

Net decrease in cash and cash
equivalents    (6,619,722)    (952,907)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR
    12,326,956    6,054,704
CASH AND CASH EQUIVALENTS, END OF PERIOD
    $5,707,234   $5,101,797

     =========    =========
CASH PAID FOR
 Interest
    $  726,416   $  664,669
 Income Taxes
    $   19,650   $  131,091
         NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
              PEOPLES BANCORPORATION,
INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

     A summary of these policies is
included in the 1996 Annual Report
to Shareholders.

SECURITIES

     The change in the net unrealized
loss on securities available for
sale for the three months ended March
31, 1997 was $154,643 which was a
increase of $116,379 from the $38,264
net unrealized loss at December
31, 1996.

STATEMENTS OF CASH FLOWS

     Cash includes currency and coin,
cash items in process of
collection and amounts due from banks.
Income tax payments of $19,650
were made for the three months ended
March 31, 1997.

COMMON STOCK

     The Board of Directors declared a
cash dividend of $0.06 per
common share to shareholders of record
as of March 20, 1997, payable
March 31, 1996.  Dividends are not
cumulative.

     Primary earnings per share amounts
are computed based on the
weighted average number of shares
outstanding plus the shares that
would be outstanding assuming the
exercise of dilutive stock options,
all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

NONPERFORMING LOANS

     As of March 31, 1997, there were
nine nonaccrual loans totalling
$247,657 and there were no loans 90 days past due or more as to principal or interest payments.

MANAGEMENT'S OPINION

     In the opinion of management, the
accompanying unaudited financial
statements of Peoples Bancorporation,
Inc. contain all adjustments
necessary to fairly present the
financial results of the interim
periods presented.  The results of
operations for any interim period is
not necessarily indicative of the
results to be expected for an entire
year.


Item 2.     MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF
OPERATIONS.

Overview

     Peoples Bancorporation, Inc. (the
"Company"), headquartered in
Easley, South Carolina, was incorporated on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National
Bank (the "Bank") into a bank holding
company structure which
reorganization resulted in ownership by
the Company of 100% of the
issued and outstanding shares of common
stock of the Bank.

     The Bank, a nationally chartered
financial institution, operates
three offices, in Easley, Pickens and
Powdersville, South Carolina.

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Earnings Review

     The Company's net income for the
first quarter of 1997 was
$347,089, an 24.02% increase compared to $279,874 for the same period in 1996. Earnings per share increased to $0.43 in the first quarter of 1997 compared to $0.35 per share for the same period in 1996. Increases in earning assets without corresponding overhead growth, plus good growth in noninterest income are the primary reasons for the growth in net income and earnings per common share.

     Return on average equity for the
three months ended March 31, 1997
was 16.09% compared to 14.55% for the
same period in 1996.  Return on
average assets for the three months
ended March 31, 1997 was 1.38%
compared to 1.30% for the same period in 1996.

     The largest component of the
Company's net income is net interest
income.  Net interest income, which is
the difference between the
interest earned on assets and the
interest paid for the liabilities
used to fund those assets, measures the
gross profit from lending and
investing activities and is the primary
contributor to the Company's
earnings.  Net interest income before
provision for loan losses for the
first quarter of 1997 increased $145,586 or 15.54% over the first quarter of 1996. Net interest income after provision for loan losses for the three months ended March 31, 1997 increased $120,846 or 13.13%
over the first three months of 1996.
This represents a 4.58% net
interest margin (net interest income
divided by average earning assets)
on average earning assets of
$94,989,000.  For this same period in
1996, the net interest margin was 4.70%
on average earning assets of
$80,248,000.  This decrease in interest
margin was primarily due to
reduced rates on interest-bearing
liabilities after the reduction in
the prime interest rate during 1995 and
early 1996.

Noninterest Income

     Noninterest income, excluding
securities transactions, increased
$35,383 or 22.42% for the first quarter
of 1997 as compared to the same
period of 1996.  Gain on sales of fixed
assets, in the amount of
$22,910, is the main contributor to
increased noninterest income.
There were no sales of investments
during the first quarter of 1997,
and the Company realized a gain of
$3,822 on the sale of available
for sale securities during the same
period in 1996.

Noninterest Expense

     Noninterest expense increased
$48,992 or 7.34% for the first
quarter of 1997 over the first quarter
of 1996.  Personnel costs
increased $28,169, or 7.27% due to
normal salary increases and
increased matching contributions to the
Company's 401-k program.
Occupancy and equipment expense
decreased $3,152, or 2.98% for the
first quarter of 1997, due primarily to
a decrease in depreciation
expense on original equipment.  During
the third quarter of 1996, the
Bank began paying all closing costs on
equity lines, which increased
$5,979, or 248.81% compared to the same
period in 1996.  Marketing
expenses increased $5,293, or 26.86% due to the advertising commitment made by management in 1996.

Provision for Loan Losses

     The amount charged to the provision
for loan losses by the Company
is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses
charged to operations during the
three months ended March 31, 1997 was
$46,740 compared to $22,000 for
this same period in 1996. This increase is due primarily to the
$12,082,344 or 20.87% increase in
outstanding loans since March 31,
1996. Management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the
largest component of earning
assets at 73.77% of total earning
assets.  As of March 31, 1997, the
Company had total loans outstanding of
$69,984,491.  Loans increased
$12,082,344 or 20.87% from $57,902,147
at March 31, 1996, and increased
$3,819,867 or 5.77%, from $66,164,624 at
December 31, 1996.  For the
first three months of 1997, the
Company's loans averaged $68,366,006,
compared with $57,425,000 for the same
period of 1996.  This increase
resulted primarily from internal growth.

     The interest rates charged on loans
vary with the degree of risk,
maturity and amount of the loan.
Competitive pressures, money market
rates, availability of funds, and
government regulations also influence
interest rates.  The yield on the
Company's loans as of March 31, 1997
was 9.27%, compared to 9.40% at March
31, 1996.  With approximately 40%
of the Bank's loans tied to prime, the
prime rate decrease in February,
1996 influenced the Bank's loan yields.
Another influence was the
Bank's equity line product which is
priced at the prime rate.  Equity
lines increased 71.17% during the last
six months of 1996.

     The Company's loan portfolio
consists principally of residential
mortgage loans, commercial loans, and
consumer loans.  Substantially
all of these loans are located in South
Carolina and are concentrated
in the Company's market areas.  The
Company has no foreign loans or
loans for highly leveraged transactions.

Allowance for Loan Losses

     The allowance for loan losses at
March 31, 1997 was $801,039, or
1.14% of loans outstanding compared to
$680,698 or 1.16% of loans
outstanding at March 31, 1996, and
$760,679, or 1.15% at year end
December 31, 1996.  The allowance for
loan losses is based upon
management's continuing evaluation of
the collectibility of past due
loans based on the historical loan loss
experienced by the Bank,
current economic conditions affecting
the ability of borrowers to
repay, the volume of loans, the quality
of collateral securing non-
performing and problem loans, and other
factors deserving recognition.

     At March 31, 1997, the Company had
$247,657 in non-accruing loans,
no restructured loans and no loans
greater than ninety days past due on
which interest was still being accrued.
This compares with $331,861 in
non-accruing and restructured loans and
$372,893 in loans greater than
ninety days past due on which interest
was still being accrued at March
31, 1996.  At December 31, 1996, there
were $397,530 in non-accruing
and restructured loans and one loan, in
the amount of $123,366, greater
than ninety days past due on which
interest was still being accrued.
Nonperforming assets as a percentage of
loans and other real estate
owned were 0.35% and 1.55% at March 31,
1997 and 1996, respectively.

    Net charge-offs during the first
three months of 1997 were $6,380,
which represents 0.01% of average loans, compared to net charge-offs of
$10,966 or 0.05% of average loans at
March 31, 1996, and $169,065 or
0.28% of average loans, at December 31,
1996.  The allowance for loan
losses as a percentage of nonperforming
loans was 323% and 97% as of
March 31, 1997 and 1996, respectively.

     The Company accounts for impaired
loans in accordance with the
provisions of Statement of Financial
Accounting Standards ("SFAS") 114,
Accounting by Creditors for Impairment
of a Loan.  SFAS No. 114, as
amended by SFAS No. 118, requires that
impaired loans be measured based
on the present value of expected future
cash flows or the underlying
collateral values as defined in the
pronouncement.  The Company
includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. As of March 31, 1997 the Company had no impaired loans and $331,861 in impaired loans at March
31, 1996, on which no interest
income was recognized.

Securities

     Investment securities constituted
23.14% and 25.53% of earning
assets as of March 31, 1995 and 1996,
respectively.  At March 31, 1997,
securities totaled $21,955,473, up
$3,249,187 from $18,706,286 invested
as of the first quarter of 1996 and up
$2,868,921 from December 31,
1996's balance of $19,086,552.  The
yield on investment securities
increased from 5.91% at March 31, 1996
and decreased from 6.18% at
December 31, 1996 to 6.03% at March 31,
1997, principally due to lower
yields on new investments.  The Company
has shortened the average
maturity of its investment portfolio
which provides liquidity and
flexibility in a changing interest rate
environment.

     At March 31, 1997, the Company's
total investment portfolio had a
book value of $22,110,116 and a market
value of $21,955,408 for an
unrealized net loss of $154,643.
Securities averaged $22,696,500 for
the first three months of 1997, 0.56%
below the first three months 1996
average of $22,822,770.

     The Company uses its investment
portfolio to provide liquidity for
unexpected deposit liquidation or loan
generation, to meet the
Company's interest rate sensitivity
goals and to generate income.  The
Company emphasizes safety in its
selection of investment securities.
Accordingly, the investment portfolio is limited to securities of the
United States government or its
agencies, mortgage backed securities
and investment grade state and municipal securities. The Company does not invest in corporate bonds nor does it hold any trade securities.

Deposits

     Peoples' primary source of funds
for loans and investments is its
deposits.  Deposits grew 12.97% to
$81,385,923 at March 31, 1997 from
$72,042,130 at March 31, 1996.  At
December 31, 1996, deposits totaled
$80,204,383.  This increase resulted
principally from account
promotions.  Competition for deposit
accounts is primarily based on the
interest rates paid, location
convenience and services offered.

     During the first three months of
1997, interest-bearing deposits
averaged $80,373,955 compared to
$61,730,000 for the same period in
1996, and $63,704,026 for the twelve
months ending December 31, 1996.
The average interest rates were 4.54%
and 4.56% at March 31, 1997 and
1996, respectively.  In pricing
deposits, the Company considers its
liquidity needs, the direction and
levels of interest rates and local
market conditions.  As of March 31,
1997, interest-bearing deposits
comprised 88.33% of total deposits.

     The Company's core deposit base
consists of consumer time
deposits, savings, NOW accounts money
market accounts and checking
accounts.  Although such core deposits
are becoming increasingly
interest sensitive for both the Company
and the industry as a whole,
such core deposits continue to provide
the Company with a large and
stable source of funds.  Core deposits
as a percentage of total
deposits averaged approximately 83% for
the three months ended March
31, 1997.  The Company closely monitors
its reliance on certificates
greater than $100,000, which are
generally considered less stable and
less reliable than core deposits.

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

     The Company monitors and controls
the mix and maturities of its
assets and liabilities through
asset/liability management.  The
essential purposes of asset/liability
management are (i) to ensure
adequate liquidity to fund demands from
depositors and borrowers and
(ii) to maintain an appropriate balance
between interest sensitive
assets and liabilities.  Interest
sensitive assets and liabilities are
those that are subject to repricing in
the near term, including both
floating rate instruments and those with approaching maturities. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Over the past several years, the environment in which financial institutions operate has been characterized by volatile interest rates and greater reliance on market-sensitive deposits, increasing both the importance and the difficulty of interest sensitivity management. Throughout this period, management has sought to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

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

     The Company plans to meet its
future cash needs through the
liquidation of temporary investments,
maturities of loans and
investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $2,500,000 and is able to borrow from the
Federal Home Loan Bank ("FHLB").  At
March 31, 1997, unused borrowing
capacity from the FHLB totaled
approximately $5 million.  In 1996, the
Company modified its funding strategy to rely more on advances from the FHLB because Management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the margin cost of raising deposits. At March 31, 1997, FHLB advances totaled $5,020,408, compared to
$673,470 at March 31, 1996 and
$5,397,959 at December 31, 1996.

Capital Adequacy

     Federal banking regulators have
established certain capital
adequacy standards required to be
maintained by banks and bank holding
companies.  At March 31, 1997, the
Company and Peoples National Bank
were in compliance with each of the
applicable capital requirements and
exceeded the "well capitalized"
regulatory guidelines.  The following
table sets forth the capital ratios for
the Company and Peoples
National Bank as of March 31, 1997:

CAPITAL RATIOS
(Amounts in Thousands)
      Well         Adequately

  Capitalized     Capitalized

  Requirement     Requirement
                               Actual
    Minimum        Minimum
                            Amount
Ratio  Amount  Ratio  Amount  Ratio
Company:
 Total Risk-based Capital   $9,504
13.87%  $6,852 10.00%  $5,482 8.00%
 Tier 1 Risk-based Capital   8,703
12.70%   4,111  6.00%   2,741 4.00%
 Leverage Ratio              8,703
8.70%   3,426  5.00%   2,741 4.00%

Peoples National Bank:
 Total Risk-based Capital   $8,662
12.55%  $6,902 10.00%  $5,522 8.00%
 Tier 1 Risk-based Capital   7,861
11.39%   4,141  6.00%   2,761 4.00%
 Leverage Ratio              7,861
7.82%   3,451  5.00%   2,761 4.00%


EFFECTS OF REGULATORY ACTION

     The management of the Company and
the Bank are not aware of any
current recommendations by the
regulatory authorities which, if they
were to be implemented, would have a
material effect on liquidity,
capital resources, or operations.




                      PART II.  OTHER
INFORMATION

Item 6.      Exhibits and Reports on
Form 8-K

             (a)     Exhibits.  No
exhibits are required be
                     filed with this
report.

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



                              PEOPLES
BANCORPORATION, INC.




Dated:  May 12, 1997
By:__/s/_Robert E. Dye________________
                              Robert E.
Dye
                              President
and Chairman of the Board


Dated:  May 12, 1997        By:__/s/_R.
Riggie Ridgeway___________
                              R. Riggie
Ridgeway
                              Secretary
and Treasurer
                              (principal
financial officer)