Form 10QSB
period 1997-06-30
PEOPLES BANCORPORATION INC /SC/
filed 1997-08-21
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended                       Commission file Number
June 30, 1997                                      33-78602

PEOPLES BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter

South Carolina                                  57-09581843
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

1800 East Main Street, Easley, South Carolina            29640
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (864) 859-2265

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

Yes ____X_____               No ____________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock $3.33 Par Value                       803,071
          Class                       Outstanding as of July 24, 1997
Transitional Small Business Disclosure Format:

Yes __________               No _____X______

CONSOLIDATED BALANCE SHEETS
PEOPLES BANCORPORATION, INC. AND SUBSIDIARY

                                            June 30,              December 31,
                                      1997            1996            1996
          --ASSETS--                     --UNAUDITED--            --AUDITED--
CASH AND DUE FROM BANKS          $  2,759,044     $ 3,990,258     $ 2,626,956
FEDERAL FUNDS SOLD                  2,490,000       1,300,000       9,700,000
SECURITIES
 Available for sale                18,883,702      15,817,412      15,774,248
 Held for investment (market        3,857,861       2,554,309       3,312,304
 value of$3,918,359 in 1997
 $2,554,146 and $3,348,651 in 1996)
LOANS - less allowance for loan    73,572,029      59,668,181      65,403,945
 losses of $847,924, $652,140
 and $760,679
PREMISES AND EQUIPMENT, net of      1,858,546       1,9135690       1,858,429
 accumulated depreciation and
 amortization
ACCRUED INTEREST RECEIVABLE           810,315         730,120         728,931
OTHER ASSETS                        1,693,064         426,655         318,577

     TOTAL ASSETS                $105,924,541     $86,400,504     $99,723,390

         --LIABILITIES

DEPOSITS:
  Noninterest-bearing            $ 10,305,480     $11,557,006     $10,083,028
  Interest-bearing                 76,120,095      61,008,381      70,121,355
     Total deposits                86,425,575      72,565,387      80,204,383
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS                        3,258,276       4,610,996       3,926,891
FEDERAL FUNDS PURCHASED                     0               0       1,000,000
NOTES PAYABLE FEDERAL HOME
 LOAN BANK                          6,500,000         581,633       5,397,959
ACCRUED INTEREST PAYABLE              670,678         610,046         675,596
OTHER LIABILITIES                      76,471         236,087         159,896

     TOTAL LIABILITIES             96,931,000      78,527,958      91,345,397

SHAREHOLDER'S EQUITY
 Common Stock - 5,000,000 shares
 authorized $3.33 par value per
 share; 803,071, 760,935 and
 800,071 shares outstanding         2,674,226       2,533,914       2,664,237
Additional paid-in capital          4,248,008       3,705,207      4,232,918
Retained earnings                   2,112,290       1,506,102      1,716,843
Unrealized gain(loss) on securities
 available for sale                   (40,983)        (86,418)       (25,264)
     TOTAL CAPITAL                  8,993,541       7,872,546      8,377,993

   TOTAL LIABILITIES & CAPITAL   $105,924,541     $86,400,504    $99,723,390

                    CONSOLIDATED STATEMENTS OF INCOME
              PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                              (Unaudited)

                               Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                                1997       1996       1997        1996
INTEREST INCOME
 Interest and fees on loans  $1,725,564 $1,606,831  $3,332,395 $2,811,915
 Interest on securities
     Taxable                    299,088    227,121     575,219    459,261
     Tax-exempt                  60,336     51,852     119,815    102,251
Interest on federal funds        33,027     40,098      84,920     97,878

      Total interest income   2,118,015  1,743,652   4,112,349  3,471,305

INTEREST EXPENSE
 Interest on deposits           855,334    712,025   1,642,207  1,448,450
 Interest on federal funds
  purchased and securities
  solder under repurchase
  agreements                     32,178     35,421      72,919     74,711
 Interest on notes payable
  to Federal Home Loan Bank      92,230      8,598     171,175     18,347

     Total interest expense     979,742    756,044   1,886,301  1,541,508

     Net interest income      1,138,273    987,608   2,226,048  1,929,797

PROVISION FOR LOAN LOSSES        54,700     64,000     101,440     15,440

  Net interest income after
   provision for loan losses  1,083,573    923,608   2,124,608  1,843,797

NON-INTEREST INCOME
 Service fees and other income  168,358    137,194     361,533    294,986
 Gain (loss) on sale of
  securities available for sale   2,740     (5,658)      2,740     (1,836)
                                171,098    131,536     364,273    293,150

OTHER EXPENSES
 Salaries and benefits          417,923    389,679     833,738    777,325
 Occupancy                       38,842     39,282      80,144     84,538
 Equipment                       60,933     56,444     125,486    120,195
 Other operating expenses       207,316    188,648     401,817    359,174
                                725,014    674,053   1,441,185  1,341,232
  Income before income taxes    529,657    381,091   1,047,696    795,715

PROVISION FOR INCOME TAXES      174,800    123,850     345,750    258,600

     Net Income              $  354,857 $  257,241  $  701,946 $  537,115


Income per Common Share      $     0.44 $     0.31  $     0.70 $     0.66


              PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)
                                                  Six Months Ended
                                                      June 30,
                                                 1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $  701,946   $  537,115
 Adjustments to reconcile net income to
  net cash provided by operating activities
     Loss(gain) on sales of securities           (2,740)       1,836
     Provision for loan losses                  101,440       86,000
     Depreciation and amortization               60,661       89,644
     Amortization and accretions (net) of
      premiums and discounts on securities       29,321       26,878
     (Increase) decrease in accrued interest
      receivable                                (81,384)      12,313
     Increase in other assets                (1,374,487)     (80,753)
     Increase (decrease) in accrued interest
      payable                                    (4,918)       9,126
     Increase (decrease) in other liabilities    91,797      (31,929)
Net cash provided by operating activities      (478,364)     650,230

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities held for investment (550,420) (300 746) Purchases of securities available for sale (8,745,581) (7,440,575) Proceeds from the maturity of securities
  available for sale                          3,050,000    5,290,000
 Proceeds from the sale of securities
  available for sale                          2,250,547    2,358,646
 Net increase in loans                       (8,168,084)  (3,332,319)
 Proceeds from sale of property                  39,000        3,000
 Purchase of premises and equipment             (58,539)     (28,769)
Net cash used by investing activities       (12,183,077)  (3,450,763)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                     6,221,192    1,391,962
 Net increase (decrease) in securities sold
  under repurchase agreements                  (668,615)     948,621
 Net increase (decrease) in notes payable
  to Federal Home Loan Bank                     102,041     (243,673)
 Proceeds from stock options exercised           25,080       53,491
 Cash dividend                                  (96,189)     (83,410)
Net cash (used) provided by financing
 activities                                   5,583,509    2,066,991

Net decrease in cash and cash equivalents    (7,077,932)    (733,542)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                     12,326,956    6,023,800
CASH AND CASH EQUIVALENTS, END OF PERIOD     $5,249,024   $5,290,258

CASH PAID FOR
 Interest                                    $1,726,129   $1,543,145
 Income Taxes                                $  255,400   $  424,298


         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              PEOPLES BANCORPORATION, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of these policies is included in the 1996 Annual Report to Shareholders.

SECURITIES

     The change in the net unrealized loss on securities available for sale for the six months ended June 30, 1997 was $62,083 which was an increase of $23,819 from the $38,264 net unrealized loss at December 31, 1996.

STATEMENTS OF CASH FLOWS

     Cash includes currency and coin, cash items in process of collection and amounts due from banks.

COMMON STOCK

     The Board of Directors declared two cash dividends of $0.06 per common share to shareholders of record as of March 20, 1997 and June 19, 1997, payable March 31, 1997 and June 30, 1997, respectively. Dividends are not cumulative.

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

NONPERFORMING LOANS

     As of June 30, 1997, there were twelve nonaccrual loans totalling $408,320 and there was one loan 90 days past due or more as to principal or interest payments totalling $89,719.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Review

     The Company's net income for the second quarter of 1997 was $354,857, an 37.95% increase compared to $257,241 for the same period in 1996. Earnings per share increased to $0.44 in the second quarter of 1997 compared to $0.31 per share for the same period in 1996. Net income for the six months ended June 30, 1997 was $701,945 or $.87 per share compared to $537,115 or $0.66 per share for the same period in 1996. Increases in earning assets without corresponding overhead growth, plus goodgrowth in noninterest income are the primary reasons for the growth innet income and earnings per common share.

     Return on average equity for the six months and three months ended June 30, 1997 were 16.03% and 16.20% compared to 13.73% and 11.79% for the same period in 1996. Return on average assets for the six months ended June 30, 1997 was 1.37% compared to 1.25% for the same period in 1996.
For the second quarter of 1997, return on average assets was 1.38%, compared to 1.20% for the same period in 1996.

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses for the second quarter of 1997 increased $150,665 or 15.26% over the second quarter of 1996. Net interest income after provision for loan losses for the six months ended June 30, 1997 increased $159,965 or 17.32% over the first second quarter of 1996. This represents a 4.47% net interest margin (net interest income divided by average earning assets) on average earning assets of $99,651,500. For this same period in 1996, the net interest margin was 4.58% on average earning assets of $80,551,000. This slight decrease in interest margin resulted primarily from higher funding costs.

Noninterest Income

     Noninterest income, excluding securities transactions, increased $31,164 or 22.72% for the second quarter of 1997 as compared to the same period of 1996. For the first six months of 1997 noninterest income, excluding securities transactions, increased $66,547 or 22.56% as compared to the same period of 1996. Gain on sale of fixed assets in the amount of $22,910, increased mortgage loan fees of $18,040 and increased deposit service charges of $19,512 are the main contributors to increased noninterest income. The Company realized a $2,740 gain on the sale of available for sale securities during the second quarter of 1997, compared to a $5,658 loss on the sale of available for sale securities in the second quarter of 1996.

Noninterest Expense

     Noninterest expense increased $50,951 or 7.56% for the second quarter of 1997 over the second quarter of 1996. For the first six months of 1997 noninterest expense increased $99,953, or 7.45% compared to the same period in 1996. Personnel costs increased $56,413, or 7.26% due to normal salary increases and increased matching contributions to the Company's 401-k program. Occupancy and equipment expense increased $897, or 0.44% for the second quarter of 1997, due primarily to an increase in purchased equipment. During the third quarter of 1996, the Bank began paying all closing costs on equity lines, which increased $12,185, or 236.96% compared to the same period in 1996.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the six months ended June 30, 1997 was $101,440 compared to $86,000 for this same period in 1996. This increase is due primarily to the $14,099,362 or 23.37% increase in outstanding loans since June 30, 1996. Management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 73.83% of total earning assets. As of June 30, 1997, the Company had total loans outstanding of $74,419,954. Loans increased $14,099,362 or 23.37% from $60,320,591 at June 30, 1996, and increased
$8,255,330 or 12.48%, from $66,164,624 at December 31, 1996.  For the first six months of 1997, the Company's loans averaged $70,634,000, compared with $58,339,700 for the same period of 1996. This increase resulted primarily from internal growth.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The yield on the Company's loans as of June 30, 1997 was 9.30%, compared to 9.38% at June 30, 1996 and 9.18% at December 31, 1996. Approximately 40% of the Bank's loans are tied to prime, the prime rate increase at the end of the March, 1997 helped the loan portfolio yield. Another influence is the Bank's equity lines, which are priced at the prime rate. Equity lines increased 71.17% during the last six months of 1996.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

Allowance for Loan Losses

     The allowance for loan losses at June 30, 1997 was $847,924, or 1.14% of loans outstanding compared to $652,140 or 1.08% of loans outstanding at June 30, 1996, and $760,679, or 1.15% at year end December 31, 1996. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experienced by the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 1997, the Company had $408,320 in non-accruing loans, no restructured loans and one loan greater than ninety days past due on which interest was still being accrued in the amount of $89,719. This compares with $283,585 in non-accruing and restructured loans and no loans greater than ninety days past due on which interest was still being accrued at June 30, 1996. At December 31, 1996, there were $397,530 in non-accruing and no restructured loans and one loan, in the amount of $123,366, greater than ninety days past due on which interest was still being accrued. Nonperforming assets as a percentage of loans and other real estate owned were 0.70% and 0.47% at June 30, 1997 and 1996, respectively.

    Net charge-offs during the first six months of 1997 were $14,194, which represents 0.02% of average loans, compared to net charge-offs of $103,523 or 0.18% of average loans at June 30, 1996, and $169,065 or
0.28% of average loans, at December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans was 162% and 203% as of June 30, 1997 and 1996, respectively.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. As of June 30, 1997 the Company had no impaired loans and $283,585 in impaired loans at June 30, 1996, on which no interest income was recognized.

Securities

     Investment securities constituted 26.17% and 24.72% of earning assets as of June 30, 1997 and 1996, respectively. At June 30, 1997, securities totaled $22,741,563, up $4,369,842 from $18,371,721 invested as of June 30, 1996 and up $3,655,011 from December 31,1996's balance of $19,086,552. The yield on investment securities increased from 6.03% at June 30, 1996 and decreased from 6.18% at December 31, 1996 to 6.07% at June 30, 1997, principally due to lower yields on new investments. The Company has shortened the average maturity of its investment portfolio which provides liquidity and flexibility in a changing interest rate environment.

     At June 30, 1997, the Company's total investment portfolio had a book value of $22,803,646 and a market value of $22,802,061 for an unrealized net loss of $62,083. Securities averaged $22,767,700 for the first six months of 1997, 2.50% above the first six months 1996 average of $22,211,370.

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

Deposits

     The Bank's primary source of funds for loans and investments is its deposits. Deposits grew 19.10% to $86,425,575 at June 30, 1997 from $72,565,387 at June 30, 1996. At December 31, 1996, deposits totaled $80,204,383. This increase resulted principally from account promotions. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the six three months of 1997, interest-bearing deposits averaged $72,079,700 compared to $61,821,000 for the same period in 1996, and $63,704,000 for the twelve months ending December 31, 1996. The average interest rates were 4.67% and 4.50% at June 30, 1997 and 1996, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. As of June 30, 1997, interest-bearing deposits comprised 88.08% of total deposits.

     The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 92% for the six months ended June
30, 1997. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

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

     The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $2,500,000 and is able to borrow from the Federal Home Loan Bank ("FHLB"). At June 30, 1997, unused borrowing capacity from the FHLB totaled approximately $9.5 million. In 1996, the Company modified its funding strategy to rely more on advances from the FHLB because Management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the margin cost of raising deposits. At June 30, 1997, FHLB advances totaled $6,500,000, compared to $581,633 at June 30, 1996 and $5,397,959 at December 31, 1996.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. At June 30, 1997, the Company and Peoples National Bank were in compliance with each of the applicable capital requirements and exceeded the "well capitalized" regulatory guidelines. The following table sets forth the capital ratios for the Company and Peoples National Bank as of June 30, 1997:

CAPITAL RATIOS
(Amounts in Thousands)                         Well         Adequately
                                           Capitalized     Capitalized
                                           Requirement     Requirement
                               Actual        Minimum        Minimum
                            Amount  Ratio  Amount  Ratio  Amount  Ratio
Company:
 Total Risk-based Capital   $9,873  13.12%  $7,525 10.00%  $6,020 8.00%
 Tier 1 Risk-based Capital   9,025  11.99%   4,516  6.00%   3,011 4.00%
 Leverage Ratio              9,025   8.70%   5,187  5.00%   4,149 4.00%

Peoples National Bank:
 Total Risk-based Capital   $9,060  12.20%  $7,429 10.00%  $5,943 8.00%
 Tier 1 Risk-based Capital   8,212  11.05%   4,459  6.00%   2,973 4.00%
 Leverage Ratio              8,212   8.62%   4,937  5.00%   3,950 4.00%


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

             (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1997.


                              SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PEOPLES BANCORPORATION, INC.




Dated:  August 8, 1997       By:__/s/_Robert E. Dye________________
                              Robert E. Dye
                              President and Chairman of the Board


Dated:  August 8, 1997      By:__/s/_R. Riggie Ridgeway___________
                              R. Riggie Ridgeway
                              Secretary and Treasurer
                              (principal financial officer)