Form 10QSB
period 1997-09-30
PEOPLES BANCORPORATION INC /SC/
filed 1997-11-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended                       Commission file Number
September 30, 1997                                 33-78602

PEOPLES BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter

South Carolina                                  57-09581843
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

1800 East Main Street, Easley, South Carolina            29640
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (864) 859-2265

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

Yes ____X_____               No ____________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock $3.33 Par Value                       843,625
         Class                       Outstanding as of November 4, 1997
Transitional Small Business Disclosure Format:

Yes __________               No _____X______

CONSOLIDATED BALANCE SHEETS
PEOPLES BANCORPORATION, INC. AND SUBSIDIARY

                                          September 30,           December 31,
                                      1997            1996            1996
          --ASSETS--                     --UNAUDITED--            --AUDITED--
CASH AND DUE FROM BANKS          $  3,595,219     $ 2,875,767     $ 2,626,956
FEDERAL FUNDS SOLD                  3,050,000       3,620,000       9,700,000
SECURITIES
 Available for sale                18,751,854      15,075,640      15,774,248
 Held for investment (market        3,855,108       2,886,399       3,312,304
 value of$3,947,608 in 1997
 $2,898,516 and $3,348,651 in 1996)
LOANS - less allowance for loan    77,044,493      62,283,115      65,403,945
 losses of $920,879, $707,365
 and $760,679
PREMISES AND EQUIPMENT, net of      2,230,922       1,884,203       1,858,429
 accumulated depreciation and
 amortization
ACCRUED INTEREST RECEIVABLE           863,515         616,563         728,931
OTHER ASSETS                        1,559,683         490,403         318,577

     TOTAL ASSETS                $110,950,794     $89,732,090     $99,723,390

         --LIABILITIES

DEPOSITS:
  Noninterest-bearing            $ 11,037,181     $11,377,647     $10,083,028
  Interest-bearing                 80,339,538      65,182,796      70,121,355
     Total deposits                91,376,719      76,560,443      80,204,383
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS                        3,447,078       3,827,676       3,926,891
FEDERAL FUNDS PURCHASED                     0               0       1,000,000
NOTES PAYABLE FEDERAL HOME
 LOAN BANK                          5,979,592         489,796       5,397,959
ACCRUED INTEREST PAYABLE              753,776         556,555         675,596
OTHER LIABILITIES                      67,504         187,628         140,568

     TOTAL LIABILITIES            101,624,669      81,622,098      91,345,397

SHAREHOLDER'S EQUITY
 Common Stock - 5,000,000 shares
 authorized $3.33 par value per
 share; 803,671, 761,985 and
 800,071 shares outstanding         2,676,224       2,537,410       2,664,237
Additional paid-in capital          4,252,268       3,713,208       4,232,918
Retained earnings                   2,406,089       1,943,400       1,506,102
Unrealized gain(loss) on securities
 available for sale                    (8,456)        (84,026)        (25,264)
     TOTAL CAPITAL                  9,326,125       8,109,992       8,377,993

   TOTAL LIABILITIES & CAPITAL   $110,950,794     $89,732,090     $99,723,390

                    CONSOLIDATED STATEMENTS OF INCOME
              PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                              (Unaudited)

                               Three Months Ended    Six Months Ended
                                  September 30,         September 30,
                                1997       1996       1997        1996
INTEREST INCOME
 Interest and fees on loans  $1,690,609 $1,475,474  $5,023,004 $4,287,389
 Interest on securities
     Taxable                    272,964    219,542     848,183    678,803
     Tax-exempt                  62,627     52,677     182,442    154,928
Interest on federal funds        54,877     59,627     139,797    157,505

      Total interest income   2,081,077  1,807,320   6,193,426  5,278,625

INTEREST EXPENSE
 Interest on deposits           932,090    731,269   2,574,297  2,179,719
 Interest on federal funds
  purchased and securities
  solder under repurchase
  agreements                     34,972     37,807     107,891    112,518
 Interest on notes payable
  to Federal Home Loan Bank      93,669      7,429     264,844     25,776

     Total interest expense   1,060,731    776,505   2,947,032  2,318,013

     Net interest income      1,020,346  1,030,815   3,246,394  2,960,612

PROVISION FOR LOAN LOSSES       115,850     63,500     217,290    149,500

  Net interest income after
   provision for loan losses    904,496    967,315   3,029,104  2,811,112

NON-INTEREST INCOME
 Service fees and other income  357,816    141,632     719,349    436,618
 Gain (loss) on sale of
  securities available for sale       0          0       2,740     (1,836)
                                357,816    141,632     722,089    434,782

OTHER EXPENSES
 Salaries and benefits          426,672    394,917   1,260,410  1,172,242
 Occupancy                       49,196     41,867     129,340    126,405
 Equipment                       65,383     57,474     190,869    177,669
 Other operating expenses       210,592    215,013     612,409    574,187
                                751,843    709,271   2,193,028  2,050,503
  Income before income taxes    510,469    399,676   1,558,165  1,195,391

PROVISION FOR INCOME TAXES      168,450    130,400     514,200    389,000

     Net Income              $  342,019 $  269,276  $1,043,965 $  806,391


INCOME PER COMMON SHARE      $     0.40 $     0.32  $     1.24 $     0.96
CASH DIVIDENDS PAID PER SHARE$     0.06 $     0.06  $     0.18 $     0.15
WEIGHTED AVERAGE SHARES         803,671    761,985     802,271    730,097



              PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $1,043,965   $  806,391
 Adjustments to reconcile net income to
  net cash provided by operating activities
     Loss(gain) on sales of securities           (2,740)       1,836
     Provision for loan losses                  217,290      149,500
     Depreciation and amortization              108,738      128,644
     Amortization and accretions (net) of
      premiums and discounts on securities       41,848       41,614
     (Increase) decrease in accrued interest
      receivable                               (134,584)     125,870
     Increase in other assets                  (150,706)     (82,271)
     Increase (decrease) in accrued interest
      payable                                    78,180      (44,365)
     Increase In other liabilities               78,541        6,075
Net cash provided by operating activities     1,280,532    1,133,294

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities held for investment   (550,420)    (634,460)
 Purchases of securities available for sale (12,150,303) (10,245,525) Proceeds from the maturity of securities
  available for sale                          3,650,000    5,790,000
 Proceeds from the sale of securities
  available for sale                          2,250,547    2,358,646
 Proceeds from the call of securities
  available for sale                          2,850,000    2,900,000
 Purchase of Executive Officer's Life
  Insurance Investment                       (1,090,400)           0
 Net increase in loans                      (11,640,548)  (5,947,253)
 Proceeds from sale of property                  39,000        3,000
 Purchase of premises and equipment            (481,231)     (38,403)
Net cash used by investing activities       (17,123,355)  (5,813,995)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                    11,172,336    5,387,018
 Net increase (decrease) in securities sold
  under repurchase agreements                  (479,813)     165,301
 Net increase (decrease) in notes payable
  to Federal Home Loan Bank                    (418,367)    (335,510)
 Proceeds from stock options exercised           31,338       64,988
 Cash dividend                                 (144,408)    (129,129)
Net cash (used) provided by financing
 activities                                  10,161,086    5,152,668

Net decrease in cash and cash equivalents (5,681,737) 471,967 CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                     12,326,956    6,023,800
CASH AND CASH EQUIVALENTS, END OF PERIOD     $6,645,219   $6,495,767

CASH PAID FOR
 Interest                                    $2,615,458   $2,347,372
 Income Taxes                                $  448,150   $  554,798


         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              PEOPLES BANCORPORATION, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of these policies is included in the 1996 Annual Report to Shareholders.

SECURITIES

     The change in the net unrealized loss on securities available for sale for the nine months ended September 30, 1997 was $12,806 which was a decrease of $25,458 from the $38,264 net unrealized loss at December
31, 1996. These amounts do not reflect the consequences of deferred income taxes.

STATEMENTS OF CASH FLOWS

     Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

     The Board of Directors declared three cash dividends of $0.06 per common share to shareholders of record as of March 20, 1997, June 19, 1997 and September 18, 1997, payable March 31, 1997, June 30, 1997, and September 30, 1997, respectively. Dividends are not cumulative.

       The Board of Directors declared a 5% common stock dividend to shareholders of record October 24, 1997 payable October 31, 1997. All per share amounts have been restated to reflect this stock dividend.

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

NONPERFORMING LOANS

     As of September 30, 1997, there were seventeen nonaccrual loans totalling $563,149 and one loan 90 days past due or more as to principal or interest payments totalling $104,106.
MANAGEMENT'S OPINION

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1996 Annual Report of Peoples Bancorporation on Form 10-KSB. Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results to be attained for any other period.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Review

     The Company's net income for the third quarter of 1997 was $342,019, a 27.01% increase compared to $269,276 for the same period in 1996. Earnings per share increased to $0.42 in the third quarter of 1997 compared to $0.34 per share for the same period in 1996. Net income for the nine months ended September 30, 1997 was $1,043,965 or $1.30 per share compared to $806,391 or $1.01 per share for the same period in 1996. Increases in earning assets without corresponding overhead growth, plus good growth in noninterest income are the primary reasons for the growth in net income and earnings per common share.

     Return on average equity for the nine months and three months ended September 30, 1997 were 15.60% and 15.33% compared to 13.65% and 13.68%
for the same period in 1996. Return on average assets for the nine months ended September 30, 1997 was 1.32% compared to 1.24% for the same period in 1996. For the third quarter of 1997, return on average assets was 1.30%, compared to 1.21% for the same period in 1996.

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses for the third quarter of 1997 increased $148,395 or 14.40% over the third quarter of 1996. Net interest income after provision for loan losses for the nine months ended September 30, 1997 increased $376,856 or 13.41% over the third quarter of 1996. This represents a 4.38% net interest margin (net interest income divided by average earning assets) on average earning assets of $103,622,300. For this same period in 1996, the net interest margin was 4.52% on average earning assets of $81,465,000. This decrease in interest margin resulted primarily from higher funding costs.

Noninterest Income

     Noninterest income, excluding securities transactions, increased $57,320 or 40.47% for the third quarter of 1997 as compared to the same period of 1996. For the first nine months of 1997 noninterest income, excluding securities transactions, increased $123,867 or 28.37% as compared to the same period of 1996. Gain on sale of equipment and other real estate owned in the amount of $31,994; increased mortgage loan fees of $47,878;
and increased deposit service charges of $22,718 are the main contributors to increased noninterest income. For the first nine months of 1997, the Company realized a $2,740 gain on the sale of available for sale securities, compared to a $1,836 loss on the sale of available sale during the same period in 1996.

Noninterest Expense

     Noninterest expense increased $42,572 or 6.00% for the third quarter of 1997 over the third quarter of 1996. For the first nine months of 1997 noninterest expense increased $142,525 or 6.95% compared to the same period in 1996. Third quarter personnel costs increased $31,755, or 8.04% due to normal salary increases and increased matching contributions to the Company's 401(K) program. Occupancy and equipment expense increased $15,238 or 15.34% for the third quarter of 1997, due primarily to an increase in the purchase and maintenance of equipment. During the third quarter of 1996, the Bank began paying all closing costs on equity lines, which increased $17,490 or 226.32% compared to the same period in 1996.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the nine months ended September 30, 1997 was $217,290 compared to $149,500 for this same period in 1996. This increase is due primarily to the $14,974,900 or 23.77% increase in outstanding loans since September 30, 1996. Management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 75.24% of total earning assets. As of September 30, 1997, the Company had total loans outstanding of $77,965,372. Loans increased $14,974,892 or 23.77% from $62,990,480 at September 30, 1996, and increased
$11,800,748 or 17.84%, from $66,164,624 at December 31, 1996.  For the first nine months of 1997, the Company's loans averaged $72,755,000, compared with $59,527,000 for the same period of 1996. This increase resulted primarily from internal growth.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The yield on the Company's loans as of September 30, 1997 was 9.27%, compared to 9.33% at September 30, 1996 and 9.18% at December 31, 1996. Approximately 40% of the Bank's loans are tied to prime, the prime rate increase at the end of the March, 1997 helped the loan portfolio yield. Another influence is the Bank's equity lines, which are priced at the prime rate. Equity lines increased 71.17% during the last six months of 1996.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

Allowance for Loan Losses

     The allowance for loan losses at September 30, 1997 was $920,879 or 1.18% of loans outstanding compared to $707,365 or 1.12% of loans outstanding at September 30, 1996, and $760,679, or 1.15% at December
31, 1996. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experienced by the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 1997, the Company had $563,149 in non-accruing loans, one restructured loan in the amount of $10,520 and one loan greater than ninety days past due on which interest was still being accrued in the amount of $104,406. This compares with $272,265 in non -accruing, no restructured loans and one loan greater than ninety days past due on which interest was still being accrued in the amount of $72,651 at September 30, 1996. At December 31, 1996, there were $397,530 in non-accruing and no restructured loans and one loan, in the amount of $123,366, greater than ninety days past due on which interest was still being accrued. Nonperforming assets as a percentage of loans and other real estate owned were 0.85% and 0.55% at September 30, 1997 and 1996, respectively.

    Net charge-offs during the first nine months of 1997 were $57,090. which represents 0.07% of average loans, compared to net charge-offs of $111,799 or 0.19% of average loans for the 9 months ended September 30, 1996, and $169,065 or 0.28% of average loans, for the year ended December 31, 1996. The allowance for loanlosses as a percentage of nonperforming loans was 108% and 632% as of September 30, 1997 and 1996, respectively.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. As of September 30, 1997 the Company had $75,000 in impaired loans and $272,265 in impaired loans at September 30, 1996, on which no interest income was recognized.

Securities

     Investment securities constituted 21.82% and 25.63% of earning assets as of September 30, 1997 and 1996, respectively. At September 30, 1997,securities totaled $22,606,962, up $4,644,923 from $17,962,039 invested as of September 30, 1996 and up $3,520,410 from December 31,1996's balance of $19,086,552. The yield on investment securities increased from 6.07% at September 30, 1996 and decreased from 6.18% at December 31, 1996 to 5.90% at September 30, 1997, principally due to lower yields on new investments purchased with maturities within one year. The Company has shortened the average maturity of its investment portfolio which provides liquidity and flexibility in a changing interest rate environment.

     At September 30, 1997, the Company's total investment portfolio had a book value of $22,619,768 and a market value of $22,699,461 for an unrealized net loss of $12,806. Securities averaged $22,041,124 for the first nine months of 1997, 0.76% above the first nine months 1996 average of $22,208,617.

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

Deposits

     The Bank's primary source of funds for loans and investments is its deposits. Deposits grew 19.35% to $91,376,719 at September 30, 1997 from $76,560,443 at September 30, 1996. At December 31, 1996, deposits totaled $80,204,383. This increase resulted principally from account promotions. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first nine months of 1997, interest-bearing deposits averaged $74,362,4500 compared to $62,546,200 for the same period in 1996, and $63,704,000 for the twelve months ending December 31, 1996.
The average interest rates were 4.72% and 4.49% at September 30, 1997 and 1996, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. As of September 30, 1997, interest-bearing deposits comprised 87.92% of total deposits.

     The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 93.67% for the nine months ended September 30, 1997. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

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

     The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $2,500,000 and is able to borrow from the Federal Home Loan Bank ("FHLB"). At September 30, 1997, unused borrowing capacity from the FHLB totaled approximately $10.2 million. In 1996, the Company modified its funding strategy to rely more on advances from the FHLB because Management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower than the margin cost of raising deposits. At September 30, 1997, FHLB advances totaled $5,979,592 compared to $489,796 at September 30, 1996 and $5,397,959 at December 31, 1996.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. At September 30, 1997, the Company and Peoples National Bank were in compliance with each of the applicable capital requirements and exceeded the "well capitalized" regulatory guidelines. The following table sets forth the capital ratios for the Company and Peoples
National Bank as of September 30, 1997:

CAPITAL RATIOS
(Amounts in Thousands)                         Well         Adequately
                                           Capitalized     Capitalized
                                           Requirement     Requirement
                               Actual        Minimum        Minimum
                            Amount  Ratio  Amount  Ratio  Amount  Ratio
Company:
 Total Risk-based Capital  $10,243  13.08%  $7,828 10.00%  $6,262 8.00%
 Tier 1 Risk-based Capital   9,322  11.91%   4,697  6.00%   3,131 4.00%
 Leverage Ratio              9,322   8.43%   5,353  5.00%   4,282 4.00%

Peoples National Bank:
 Total Risk-based Capital   $9,357  12.00%  $7,796 10.00%  $6,236 8.00%
 Tier 1 Risk-based Capital   8,450  10.84%   4,678  6.00%   3,118 4.00%
 Leverage Ratio              8,450   7.64%   5,530  5.00%   4,424 4.00%


EFFECTS OF REGULATORY ACTION

     The management of the Company and the Bank are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

FORWARD-LOOKING STATEMENTS

       From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; rates inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Peoples National Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.



                      PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)     Exhibits.  No exhibits are required be
                     filed with this report.

             (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1997.


                              SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PEOPLES BANCORPORATION, INC.




Dated:  November 12, 1997    By:__/s/_Robert E. Dye________________
                              Robert E. Dye
                              President and Chairman of the Board


Dated:  November 12, 1997   By:__/s/_R. Riggie Ridgeway___________
                              R. Riggie Ridgeway
                              Secretary and Treasurer
                              (principal financial officer)