Form 10KSB40
period 1997-12-31
PEOPLES BANCORPORATION INC /SC/
filed 1998-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 25049

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

                          Commission File No. 33-78602

                          Peoples Bancorporation, Inc.

                          A South Carolina Corporation
                  (IRS Employer Identification No. 57-0951843)
                              1800 East Main Street
                          Easley, South Carolina 29640
                                 (864) 859-2265

     Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934:
                                      None

     Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X          No_____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its fiscal year were $1,303,773.

The aggregate market value of the common stock the Registrant held by nonaffiliates of the Registrant (1,689,010 shares) on March 9, 1998 was approximately $21,957,130. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 9, 1998: 1,689,010 shares of $1.67 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.                  BUSINESS

         Peoples Bancorporation, Inc. (the "Company") is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of The Peoples National Bank, Easley, South Carolina (the "Bank"). The Bank commenced business operations in August 1986 in a permanent facility owned by the Bank located at 1800 East Main Street, Easley, South Carolina. See "Business - Facilities." The Bank was formed principally in response to perceived opportunities resulting from the takeover of several South Carolina-based banks by large southeastern regional bank holding companies. The Company was incorporated under the laws of the State of South Carolina on March 6, 1992 and on July 1, 1992, the Company acquired all of the issued and outstanding common stock of the Bank in exchange for a like number of shares of Common Stock of the Company in a reorganization establishing a one-bank holding company structure. The holding company structure is a mechanism designed to enhance the Bank's ability to serve its future customer's requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws.

         The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of banking services, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, public funds accounts, money market accounts, "packaged" accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, daily repurchase agreements, business accounts, commercial loans, real estate loans, consumer direct/indirect installment loan, an accounts receivable financing program and a personalized investment and insurance service. In addition, the Bank provides such consumer services as notary services, photocopying, signature guarantees, incoming and outgoing collections, travelers checks, U. S. Savings Bonds, cashiers checks, money orders and wire transfer services. Moreover, safe deposit boxes, custodial services, ACH processing and account reconciliation, night depository service, and automated teller services are available.

         On December 16, 1987, the Bank opened a branch office in Powdersville, South Carolina, approximately seven miles from the Bank's main office. On February 1, 1993, the Bank opened a second branch in Pickens, South Carolina, approximately ten miles from the Bank's main office. On September 9, 1997, the Bank received approval from the Office of the Comptroller of the Currency to open a branch in Seneca, South Carolina, approximately twenty-five miles from the Bank's main office. The Seneca office is expected to open for business in September 1998.

         In October 1997 the Company announced it would be forming a new bank in Anderson, South Carolina. The announcement of Regions Financial Corporation purchasing First United Banoproation, based in Anderson, South Carolina created an opportunity for the Company. Anderson, whose $960 million in deposits represent a market three times as large as Easley, is better suited for a full-fledged locally owned community bank. Consequently, Bank of Anderson, N. A. is currently in the the application process through regulatory channels and is expected to open in the latter part of 1998. The size of the new market potential will necessitate a stock offering to capitalize the Anderson bank.

MARKET AREA AND COMPETITION

         The primary market area of the Bank is the County of Pickens and a portion of Anderson County, including the communities of Easley, Powdersville and Pickens, South Carolina, approximately 10 miles west of Greenville, South Carolina. The Bank encounters competition in its primary service area and in surrounding areas from two savings and loan institutions, branches of six statewide banking institutions and one local bank. These competitors offer a full range of banking services and vigorously compete for all types of services, especially deposits. Some competition also comes from out-of-state banks seeking to make loans in the Bank's primary service area. Only two of the competing financial institutions in the Bank's primary service area are headquartered in Pickens County. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial institutions that have invaded the traditional banking markets.

         The competition among various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and credit charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to large commercial borrowers, relative lending limits.

         The extent to which other types of financial institutions compete with commercial banks has increased significantly within the past few years as a result of federal and state legislation that has, in several respects, deregulated financial institutions. The full impact of existing legislation and subsequent laws that deregulated the financial services industry cannot be fully assessed or predicted.

     DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST
                        RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the company for the years ended December 31, 1997 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                       AVERAGE CONSOLIDATED BALANCE SHEETS

                                                                               For the  years  ended
                                                                                    December 31,

                                                                           1997                    1996
                                                                      ------------             ------------
Assets
Cash and Due from Banks .................................             $  3,271,306             $  3,094,378

Taxable Securities ......................................               18,022,897               14,122,633
Tax-Exempt Securities ...................................                4,818,725                4,167,452
Federal Funds Sold ......................................                4,512,572                3,962,707
Net Loans ...............................................               73,098,893               59,895,061
                                                                      ------------             ------------
     Total Earning Assets                                              100,453,087               82,147,853

Other Assets ............................................                4,034,530                3,044,800
                                                                      ------------             ------------

Total Assets ............................................             $107,758,923             $ 88,287,031
                                                                      ============             ============

Liabilities and
Shareholders' Equity

Noninterest-bearing Deposits ............................             $ 10,790,606             $ 10,349,637
Interest-bearing Deposits:
  Interest Checking .....................................               12,544,560                8,988,648

  Savings Deposits ......................................                4,034,337                4,200,047
  Money Market ..........................................                9,769,988                7,370,302
  Certificates of Deposit ...............................               44,733,541               37,954,728
  Individual Retirement Accounts ........................                5,433,680                5,190,301
                                                                      ------------             ------------
Total Interest-bearing Deposits .........................               76,516,106               63,704,026

Short-term Borrowings ...................................                4,695,847                4,831,048
Long-term Borrowings ....................................                5,753,732                  601,052
Other Liabilities .......................................                  907,884                  784,519
                                                                      ------------             ------------
     Total Liabilities ..................................               98,664,175               80,270,282
                                                                      ------------             ------------

Common Stock ............................................                2,694,780                2,545,299
Surplus .................................................                4,399,333                3,770,578
Undivided Profits .......................................                2,000,635                1,700,872
                                                                      ------------             ------------
     Total Shareholders' Equity .........................                9,094,748                8,016,749
                                                                      ------------             ------------

Total Liabilities and
 Shareholders' Equity ...................................             $107,758,923             $ 88,287,031
                                                                      ============             ============

         The following is a presentation of an analysis of the net interest earnings of theCompany for the years ended December 31, 1997 and 1996 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:



                                                                      Year Ended December 31, 1997
                                                                      ----------------------------
Assets                                                         Average          Interest           Average                Net
                                                                Amount           Earned             Yield                Yield
                                                             ------------      ---------            ------               -----

Securities - Taxable .................................       $ 18,022,897     $1,122,296             6.23%
                    Tax-Exempt .......................          4,818,725        245,055             8.44%*

Federal Funds Sold ...................................          4,512,572        245,109             5.43

Net Loans ............................................         73,098,893      6,638,429             9.08%
                                                              -----------     ----------

     Total Earning Assets ............................       $100,453,087      8,250,889             8.37%*              4.34%
                                                             ============      =========

Liabilities
Interest checking ....................................       $ 12,544,560     $  310,528             2.48%
Savings Deposits .....................................          4,034,337         92,830             2.30%
Money Market .........................................          9,769,988        392,665             4.02%
Certificates of Deposit ..............................         44,733,541      2,458,693             5.50%
Individual Retirement Accounts .......................          5,433,680        307,394             5.66%
                                                              -----------     ----------
                                                               76,516,106      3,562,110             4.66%

Short-term Borrowings ................................          4,695,847        145,797             3.10
Long-term Borrowings .................................          5,753,732        345,420             6.00%
                                                              -----------     ----------

     Total Interest-bearing Liabilities ..............        $86,965,685     $4,053,327             4.66%
                                                              ===========     ==========


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.


     For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.




                                                                      Year Ended December 31, 1996
                                                                      ----------------------------
Assets                                                         Average          Interest           Average                Net
                                                                Amount           Earned             Yield                Yield
                                                             ------------      ---------            ------               -----


Securities - Taxable ...................................      $14,122,633      $   902,851          6.39%
                    Tax-Exempt .........................        4,167,452          211,825          8.44%*

Federal Funds Sold .....................................        3,962,707          210,978          5.32%

Net Loans ..............................................       59,895,061        5,579,901          9.32%
                                                              -----------      -----------

     Total Earning Assets ..............................      $82,147,853      $ 6,905,555          8.58%*               4.76%

Liabilities
Interest checking ......................................      $ 8,988,648      $   195,189          2.17%
Savings Deposits .......................................        4,200,047          116,560          2.78%
Money Market ...........................................        7,370,302          247,034          3.35%
Certificates of Deposit ................................       37,954,728        2,084,082          5.49%
Individual Retirement Accounts .........................        5,190,301          306,519          5.91%
                                                              -----------      -----------
                                                               63,704,026        2,949,384          4.63%

Short-term Borrowings ..................................        4,831,048          150,345          3.11%
Long-term Borrowings ...................................          601,052           31,951          5.32%
                                                              -----------      -----------

     Total Interest-bearing Liabilities ................      $69,136,126      $ 3,131,680          4.53%
                                                              ===========      ===========



* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.


     For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                                                                                        Year Ended December 31,
                                                                                         1997 compared to 1996
                                                                                       Increase (Decrease) Due to
                                                                                       --------------------------
                                                                         Volume                     Rate                   Change
                                                                       ----------                ---------              -----------
Interest earned on:
 Securities
  Taxable ...............................................              $  243,427                $ (23,982)             $   219,445
                                                                                                                             33,230
  Tax-Exempt ............................................                  33,120                      110


 Federal Funds Sold .....................................                  29,968                    4,163                   34,131


 Net Loans ..............................................               1,202,276                 (143,748)               1,058,528
                                                                       ----------                ---------              -----------

Total Interest Income ...................................               1,508,791                 (163,457)               1,345,334
                                                                       ----------                ---------              -----------

Interest paid on:
 Interest Checking ......................................                  93,938                   21,401                  115,339
 Savings Deposits .......................................                  (4,835)                 (18,895)                 (23,730)

 Money Market ...........................................                 121,654                   23,977                  145,631

 Certificates of Deposit ................................                 372,586                    2,025                  374,611

 Individual Retirement Accounts .........................                  14,054                  (13,179)                     875
                                                                       ----------                ---------              -----------
                                                                          597,397                   15,329                  612,726
 Short-term Borrowing ...................................                  (4,197)                    (351)                  (4,548)
  Long-term Borrowing ....................................                309,879                    3,590                  313,469
                                                                       ----------                ---------              -----------

Total Interest Expense ..................................                 903,079                   18,568                  921,647

Change in Net Interest Income ...........................             $   605,712                $(182,025)               $ 423,687
                                                                      ===========                =========                =========

         As reflected in the table above, the increase in 1997 net interest income of $423,687 is due to the changes in volume. On the interest income side, substantially all the $1,345,334 increase was related to the volume growth in the loan and investment portfolios. At the end of 1996, the Bank won a bid for municipal funds in excess of $3 million, for which the Bank invested in securities. The increase in loan volume is the result of the Bank's equity line product introduced during the third quarter of 1996 and the increase in real estate loans. On the deposit side, substantially all the $921,647 increase in interest expense was due to the large volume change in the certificates of deposit, long-term borrowing and money market accounts during 1997. During the second quarter of 1997, the Bank increased the rate it pays on its money market accounts to position itself more in line with investment rates. This strategy generated money market funds in excess of $7 million.

                                                                      Year Ended December 31,
                                                                         1996 compared to 1995
                                                                       Increase (Decrease) Due to
                                                                       --------------------------
                                                         Volume                       Rate               Change
                                                        ---------                   ---------          --------
Interest earned on:
 Securities
  Taxable .....................................         $    (506)                  $     (76)         $   (582)
  Tax-Exempt ..................................            39,163                      (2,536)            36,627

 Federal Funds Sold ...........................            23,094                     (19,860)             3,234

 Net Loans ....................................           572,723                     158,708
                                                        ---------                   ---------          --------

Total Interest Income .........................           634,474                    (436,487)           197,987
                                                        ---------                   ---------          --------

Interest paid on:
 Interest Checking ............................            44,534                     (60,926)           (16,392)
 Savings Deposits .............................            11,415                     (12,664)            (1,249)
 Money Market .................................           (57,303)                      1,989            (55,314)
 Certificates of Deposit ......................           216,098                     (23,636)           192,462
 Individual Retirement Accounts ...............            33,784                       3,578             37,362
                                                        ---------                   ---------          --------
                                                          248,528                     (91,659)           156,869
 Short-term Borrowing .........................             5,904                        (262)             5,642
 Long-term Borrowing ..........................           (40,048)                        577            (39,471)
                                                        ---------                   ---------          --------

Total Interest Expense ........................           214,384                     (91,344)           123,040
                                                        ---------                   ---------          --------

Change in Net Interest Income .................         $ 420,090                   $(345,143)          $ 74,947
                                                        =========                   =========           ========

         As reflected in the table above, the increase in 1996 net interest income of $74,947 is due to the changes in volume. On the interest income side, substantially all the $197,987 increase was related to the volume growth in the loan and investment portfolios. On the deposit side, all the increase in interest expense was due to the large volume change in the certificate of deposit portfolio during 1996. During the third quarter of 1996, the Bank celebrated its tenth anniversary by offering a premium rate on ten-month certificates of deposit, which generated an excess of $4,000,000.

LOAN PORTFOLIO

         The Company engages, through the Bank, in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

         Commercial lending is directed principally towards businesses whose demand for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank's real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

         The Bank's direct consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 1997 and 1996.

                                                         December 31,
Type of Loan                                     1997                    1996
------------                                     ----                    ----

Commercial and Industrial .................  $11,030,426            $ 7,295,457
Real Estate ...............................   55,291,191             47,644,328
Consumer Loans ............................   10,527,486             11,224,839
                                             -----------            -----------
     Subtotal .............................   76,849,103             66,164,624
     Less allowance for loan losses .......      987,138                760,679
                                             -----------            -----------
Net Loans .................................  $75,861,965            $65,403,945


         The following is a presentation of an analysis of maturities of loans as of December 31, 1997:

                                                            Due after 1
                                         Due in 1            year up to            Due after
Type of Loans                          year or less            5 years              5 years                  Total
-------------                          ------------         ------------         -------------           ------------

Commercial & Industrial ..........     $ 5,043,796           $ 5,684,411           $   302,219           $11,030,426
Real Estate ......................      14,117,301            26,639,561            14,534,329            55,291,191
Consumer Loans ...................       3,161,671             6,964,646               401,169            10,527,486
     Total .......................     $22,322,768           $39,288,618           $15,237,717           $76,849,103

         All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 1997, the amount of loans due after one year with predetermined interest rates totaled approximately $34,350,700 while the amount of loans due after one year with floating interest rates totaled approximately $8,809,100.

         Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 1997, the Company had $757,206 in non-accruing loans, one $9,898 restructured loan and a $142,317 loan greater that ninety days past due on which interest was still being accrued. This compares with $397,530 in non-accruing loans, no restructured loans and a $123,366 loan greater than ninety days past due on which interest was still being accrued at December 31, 1996. Nonperforming assets as a percentage of loans and other real estate owned were 1.17% and 0.87% at December 31, 1997 and 1996, respectively. The allowance for loan losses as a percentage of nonperforming loans was 91% and 146% as of December 31, 1997 and 1996, respectively.

         With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $65,191 for the year ended December 31, 1997 and $24,195 for the year ended December 31, 1996.

         During 1997, $206,009 of the $397,530 in nonaccrual loans at December 31, 1996 paid out, $10,840 was charged off, $1,688 was brought current and $178,993, representing four loans, remain on non-accrual as a result of bankruptcy proceedings. The loan contractually past due ninety days or more at December 31, 1996 was brought current during 1997.

         As of December 31, 1997, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provision of SFAS No.114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 1997 and 1996, the recorded investment in loans for which impariment has been recognized is $195,000 and $0, respectively. The impairment allowance is included in the allowance for loan losses.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Company's allowance for loan losses is furnished in the following table for the years ended December 31, 1997 and 1996.

                                                       Years  Ended December 31,
                                                            1997          1996
                                                          --------     --------

Balance at beginning of year                              $760,679     $669,664

Charge-offs:
  Installment .........................................     86,114      134,990
  Commercial ..........................................     31,941       42,805
  Credit Cards ........................................         49       12,815
  Mortgage ............................................      8,273        2,447
                                                          --------     --------
                                                           126,377      193,057
                                                          --------     --------

                                                       Years  Ended December 31,
                                                            1997          1996
                                                          --------     --------
Recoveries:
  Installment .........................................     15,008       11,182

Recoveries:
  Commercial ..........................................     11,606        9,727
  Credit Cards ........................................          0        1,933
  Mortgage ............................................      1,747        1,150
                                                          --------     --------
                                                            28,361       23,992
Net Charge-offs .......................................     98,016      169,065

Provision for loan losses .............................    324,475      260,080
                                                          --------     --------
Balance at end of year ................................   $987,138     $760,679
                                                          ========     ========

Asset Quality Ratios:

Net Charge-offs to average loans
  outstanding during the period ........................      0.13%       0.28%
Net charge-offs to total loans
  outstanding at end of period .........................      0.13%       0.26%
Allowance for loan losses to
  average loans ........................................      1.33%       1.26%
Allowance for loan losses to
  total loans ..........................................      1.29%       1.15%
Net charge-offs to allowance
  for loan losses ......................................      9.93%      22.23%
Net charge-offs to provision
  for loan losses ......................................     30.21%      65.00%

         Net charge-offs of $98,016 in 1997 is $71,048 or 58% lower than 1996's charge-offs of $169,065. Of the $134,990 in consumer loans charged-off in 1996, over $92,000 was attributable to the bankruptcy of one business.

         At December 31, 1997 and 1996 the allowance for loan losses were allocated as follows:


                                            1997                       1996
                                            ----                       ----
                                          Percent of                Percent of
                                         Loans in each             Loans in each
                                          Category to               Category to
                               Amount     total loans     Amount   total loans
                             ------------------------   ------------------------
Commercial and industrial    $141,687       14.35%      $ 84,005       11.04%
Real estate .............     710,223       71.95%       547,423       71.97%
Consumer ................     135,227       13.70%       129,251       16.99%
     Total ..............    $987,138      100.00%      $760,679      100.00%

         The Allowance for Loan Losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management determined it is more likely than not such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         In reviewing the adequacy of the Allowance of Loan Losses, management takes into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrower's ability to repay, the volume of loans, and the trends of delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the Allowance for Loan Losses adequate to cover its estimate of possible future loan losses inherent in the loan portfolio as of December 31, 1997.

         In calculating the amount required in the Allowance for Loan Losses, management applies a consistent methodology that is updated monthly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as other off-balance sheet credit risks such as loan commitments and standby letters of credit. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might effect the general quality of the loan portfolio. Management's calculation of the Allowance for Loan Losses does not provide an allocation by individual loan categories. At no time will the minimum allowance be less than 1.0% of the Company's outstanding total loans plus $100,000.

INVESTMENTS

         The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Bank enters into Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         The following table summarizes the book and fair values of investment securities held by the Company at December 31, 1997 and 1996.



                                                                         1997                                      1996
                                                                         ----                                      ----
                                                          Amortized               Fair               Amortized              Fair
                                                            Cost                 Value                 Cost                Value
                                                          --------------------------------          --------------------------------
AVAILABLE FOR SALE:
Obligations of U.S. Treasury
  and other U.S. Government
  agencies .....................................          $18,605,977          $18,560,150          $13,644,586          $13,578,978
State and political
  subdivisions .................................            1,047,925            1,054,984            1,454,500            1,470,688
Other Securities ...............................              696,126              705,445              713,426              724,582
                                                          -----------          -----------          -----------          -----------
Total Available for Sale .......................          $20,350,028          $20,320,579          $15,812,512          $15,774,248
                                                          -----------          -----------          -----------          -----------

HELD FOR INVESTMENT
State and political
  Subdivisions .................................          $ 3,852,356          $ 3,953,648          $ 3,312,304          $ 3,348,651
                                                          -----------          -----------          -----------          -----------
Total Held for Investment ......................          $ 3,852,356          $ 3,953,648          $ 3,312,304          $ 3,348,651
                                                          -----------          -----------          -----------          -----------

          Total ................................          $24,202,384          $24,274,227          $19,124,816          $19,122,899
                                                          ===========          ===========          ===========          ===========


         The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as Available for Sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholder's equity net of deferred income taxes. Securities classified as Held for Investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as Held for Investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities.

         At December 31, 1997, the Company's total investment portfolio had a book value of $24,202,384 and a market value of $24,274,227 for an unrealized net loss of $29,449.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 1997:

                                                                                                    Amortized             Weighted
                                                                                                      Cost             Average Yield
                                                                                                 -------------         -------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury
  and other Government
  agencies:
     0 - 1 Year ...................................................................                $ 7,930,096             6.85%
     1 - 5 Years ..................................................................                  8,037,213             5.91%
     5 - 10 Years .................................................................                  1,385,610             6.36%
     Greater than 10 Years ........................................................                  1,253,058             6.72%

State & political subdivisions:
     0 - 1 Year ...................................................................                    921,988             8.60%*
     1 - 5 Years ..................................................................                    125,937             9.38%*

No stated maturity ................................................................                    696,126             6.09%
          Total ...................................................................                $20,350,028             5.97%
                                                                                                   ===========

HELD FOR INVESTMENT State & political subdivisions:
     1 - 5 Year ...................................................................                $ 2,415,831             8.46%*
     5 - 10 Years .................................................................                  1,436,525             7.60%*
                                                                                                   -----------
          Total ...................................................................                $ 3,852,356             8.14%*
                                                                                                   ===========

*  Computed on a fully taxable-equivalent basis using a federal tax rate of 34%.

DEPOSITS

         The company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market area, obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Company's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 1997 were $87,306,712, compared to $74,053,663 the prior year, an increase of $13,253,049 or 17.90%. Average noninterest-bearing deposits increased approximately $491,000 in 1997, average interest checking accounts increased $3.5 million or 39.56%, average money market accounts increased $2.4 million or 32.56% and certificates of deposit increased $6.8 million or 17.86%. Internal growth, particularly from account promotions, the Company's marketing commitment in 1997, and the acquisition of one of the Bank's main competitors by an out-of-state financial institution, generated the new deposits. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         The following table presents, for the years ended December 31, 1997 and 1996, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                                         Average Amount                       Average Rate Paid
----------------                                                         --------------                       -----------------
                                                                   1997                   1996              1997             1996
                                                                   ----                   ----              ----             ----

Noninterest-bearing
  deposits .........................................            $10,790,606            $10,349,637
Interest-bearing Deposits
  Interest Checking ................................             12,544,560              8,988,648           2.48%            2.17%
  Savings Deposits .................................              4,034,337              4,200,047           2.30%            2.78%
  Money Market .....................................              9,769,988              7,370,302           4.02%            3.35%
  Certificates of Deposit ..........................             44,733,541             37,954,728           5.50%            5.49%
  Individual Retirement
    Accounts .......................................              5,433,680              5,190,301           5.66%            5.91%

         The Company's core deposits consist of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 82% in 1997. The company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. The Company does not believe that it has any brokered deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 1997:


                                                    Time Certificates
                                                        of Deposit
             3 months or less                            $8,839,092
             4 - 6 months                                 5,751,870
             7 - 12 months                                5,665,552
             Over 12 months                               2,282,533
                                                         ----------
               Total                                     $22,539,047



RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 1997 and 1996 are as follows:

                                                             December 31,
                                                          1997             1996
                                                          ----             ----
                 Return on Average Assets                 1.21%            1.21%
                 Return on Average Equity                14.34%           13.30%
                 Average Equity to Average
                      Assets Ratio                        8.44%            9.08%

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 1997 and 1996. These borrowings consist of federal funds purchased and securities sold under agreement to repurchase, which generally mature on a one business day basis.

                                                1997                    1996
                                                ----                    ----

Balance at year end                         $4,433,554               $3,926,891
Rate at year end                               3.10%                    3.10%
Maximum amount outstanding at any
   month end                                $4,955,332               $8,293,500
Average amount outstanding during
   the year                                 $4,686,696               $4,825,829
Average rate paid during the year              3.10%                    3.12%

ASSET LIABILITY MANAGEMENT

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

         The Company has an established Asset/Liability Management Committee. It is the responsibility of the Committee to establish parameters for various interest risk measures, to set strategies to control interest rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving its objectives.

         The Company's Asset/Liability Management Committee monitors the asset/liability mix on a monthly basis and a quarterly report, reflecting interest sensitive assets and interest sensitive liabilities is prepared and presented to the Company's Board of Directors.

         Management is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

INTEREST SENSITIVITY

        The following is a combined maturity and repricing analysis of rate sensitive assets and liabilities as of December 31, 1997.

                                                                                          Interest Sensitivity Analysis
                                                                                               (dollars in thousands)
                                                                        Within 3         4-12                   Over 5
                                                                         months         months      1-5 years    years        Total
INTEREST-EARNING ASSETS:
  Federal Funds Sold ...............................................    $  4,570      $      0      $      0    $      0    $  4,570
  Investment Securities ............................................       2,367         9,238         8,465       4,132       4,202
           Loans ...................................................      38,254         8,648        27,766       2,180      76,848
                                                                                                                --------    --------

Total Interest-Earning Assets ......................................      45,191        17,886        36,231       6,312     105,620

INTEREST-BEARING LIABILITIES:
  Interest Checking ................................................      12,371             0             0           0      12,371
  Savings  Deposits ................................................       4,747             0             0           0       4,747
  Money Market .....................................................      14,427             0             0           0      14,427
  Time Deposits ....................................................      15,637        31,999         5,886         115      53,637
  Other Borrowings .................................................          31             0         2,000          0        2,031
                                                                                                                --------    --------

Total Interest-Bearing Liabilities .................................    $ 47,213      $ 31,999      $  7,886    $    115    $ 87,213

Interest sensitive gap .............................................    $ (2,022)     $(14,113)     $ 28,345    $  6,197
Cumulative interest sensitive gap ..................................    $ (2,022)     $(16,134)     $ 12,211    $ 18,408
RSA/RSL ............................................................          96%           56%
Cumulative RSA/RSL .................................................          96%           80%

RSA - rate sensitive assets; RSL - rate sensitive liabilities

         The objectives of interest rate sensitivity management are to ensure the adequacy of net interest income and to control the risks to net interest income associated with movements in interest rates.

         The above table reflects the balances of interest earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. All interest sensitive assets and liabilities are evaluated as maturing at the earlier of repricing date or contractual maturity date, while liabilities without specific terms such as interest checking, money market and savings accounts, are generally considered core deposits for liquidity purposes and whose rates are subjectively set by management, are deemed to reprice immediately for purposes of interest rate sensitivity analysis. At December 31, 1997, on a cumulative basis within one year, rate sensitive liabilities of approximately $79,212,000 (of which approximately $20,545,000 is considered core deposits) exceeded rate sensitive assets of approximately $63,077,000, resulting in a liability sensitive position at the end of 1997 of $16,134,000. Based on historical experience, and that of similar institutions, the Company believes that it is unlikely that so many deposits would be withdrawn without being replaced by other deposits.

         While the static gap is a widely used measure of interest sensitivity, management believes it is not a precise indicator of the Company's sensitivity position. The table above represents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing costs and the volume and mix of earning assets growth. Accordingly, the Company uses an asset/liability simulation model that qualifies balance sheet and earnings variation under different interest rate environments as its primary tool to measure and manage of interest rate risk. The model reports a base case in which interest rates rise or fall 300 basis points. According to the model, the Company is presently position so that net interest income will increase if interest rates rise in the near future and will decrease slightly if interest rates decline in the near term

         In an effort to reduce the negative gap, management continues to emphasize variable rate loans, short-term investments (under two year maturities) and the extension of deposit maturities. Management believes that the current and future balance sheet structure of interest-sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve the withdrawal of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings.

         It is the policy of the Company to maintain a liquidity ratio, an indication of a company's ability to meet its short-term funding obligations, of greater than 15%. At December 31, 1997, the Company's liquidity ratio was approximately 24%.

         The Company maintains an available for sale portfolio. While investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the liquidity management. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. At year-end 1997, the average life of the investment portfolio was
2.3 years. The company intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

         The Bank has demonstrated ability to attract deposits from its market. Deposits have grown from $17 million in 1986 to over $96 million in 1997. This stable growing base of deposits is the major source of operating liquidity.

         The Company also maintains federal funds lines of credit with correspondent banks in the amount of $2.5 million, and is able to borrow from the Federal Home Loan Bank (the "FHLB"). At December 31, 1997 unused borrowing capacity from the FHLB totaled approximately $14 million. During 1997, the company decreased FHLB advances to $2,030,612 at December 31, 1997 from $6,397,959 at December 31, 1996. While FHLB advances remain a source of funding, the Bank has increased its emphasis on retail banking and raised deposits through market promotions and sales efforts, thereby decreasing FHLB advances. The Company believes that the potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds.

MONETARY POLICIES

         The earnings of bank holding companies are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System, in connection with its regulation of the money supply. Various methods employed by the Federal Reserve Board include open market operations in U. S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank, which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established a correspondent relationship with Wachovia Bank and Trust, Charlotte, North Carolina, AmSouth Bank, N. A., Birmingham, Alabama, Bankers Bank of the South, Atlanta, Georgia and First Tennessee Bank, N. A., Memphis, Tennessee. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts.

DATA PROCESSING

        The Company has a data processing department, which performs a full range of data processing services for the Bank. Such services include an automated general ledger, deposit accounting, loan accounting, data processing and investment portfolio accounting.

YEAR 2000

         The Company acknowledges that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits. A number of computer systems used by the Company in its day-to-day operations will be affected by the "Year 2000 Problem." Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing. The estimated cost to the Company for these corrective actions is $100,000, which is included in the Company's 1998 and 1999 budgets. Incomplete or untimely compliance, however, could have a material adverse effect on the company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

EMPLOYEES

         The Company and the Bank presently employ forty-five (45) full-time and nine (9) part-time persons, including thirteen (13) officers. The Bank will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives. Management believes that its employee relations are excellent.

SUPERVISION AND REGULATION

                 The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent from such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisition of banks by bank holding companies are being repealed, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentages and other restrictions. The legislation also provides that, unless an individual state elects beforehand with (i) to accelerate the effective dates or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multi-state bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto thus permissible for bank holding companies, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligation of the United States, the states and their political subdivisions.

         As a bank holding company registered under the South Carolina Bank Holding Company Act, the Company also is subject to regulation by the South Carolina State Board of Financial Institutions (the "State Board"). Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the State Board periodic reports with respect to its financial condition and operation, management and intercompany relations between the Company and its subsidiaries.

         As a national bank, the Bank is subject tot he supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Bank may establish branch offices anywhere within the State of South Carolina. The Bank is also subject to the South Carolina banking and usury laws restricting the amounts of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. The restrictions apply to the extensions of credit to an affiliate, investment in securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations, under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant loans and extension of credit to a single person up to 10% of its unimpaired capital surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limits if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of banker's acceptances, loans secured by documents of title, loans secured by
U. S. obligations and loans to or guaranteed by the federal government.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. The Federal Reserve Board as adopted capital adequacy guidelines for holding companies and banks that are members of the Federal Reserve System to its regulation. For bank holding companies with less than $150 million in consolidated assets, such as the Company, the guidelines are applied on a bank-only basis.

         Under the guidelines, the minimum ratio of total capital for risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 Capital," principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier 2 Capital" may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum level for the ratio of Tier 1 Capital to average total assets (the "Tier 1 Leverage Ratio"), under which a bank holding company must maintain a level of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier 1 Leverage Ratio of at least 1% to 2% above the state minimum. The Federal Reserve Board's guidelines also require bank holding companies to maintain a minimum ratio of primary capital to total assets and total capital to total assets of 5.5% and 6.0%, respectively. Primary capital is defined as common stock. Perpetual preferred stock, surplus, undivided profits contingency and other capital reserves, mandatory convertible debt, allowance for possible loan and lease losses, minority interests in equity of consolidated subsidiaries and perpetual debt instruments, all subject to various limitations.




         The following is a presentation of the capital ratios for both the Company and the Bank as of December 31, 1997:
                                                           Company         Bank
                                                           -------         ----
         Tier 1 Leverage                                     8.16%         7.51%
         Primary capital to total assets                     9.27%         8.56%
         Total capital to total assets                       8.40%         7.69%
         Tier 1 Capital to risk weighted assets             12.10%        11.34%
         Total capital to risk weighted assets              13.35%        12.59%

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC.

         Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management of the Company is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Banking Law") required each federal banking agency, including the Federal reserve Board, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve Board, the FDIC and the Comptroller have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued statements that describe the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates.

         The Federal Reserve Board, the FDIC, the Comptroller and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's overall capital adequacy. The Company is still assessing the impact these rules and proposed policy statement would have on the capital requirements of the Company and Bank.

         As an FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC replaced the uniform assessment rate with a transitional risk-based assessment schedule. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classifications, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized," or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for Bank Insurance Funds ("BIF") deposits. This reduction decreased Peoples National Bank's insurance assessment for BIF deposits from 0.23% to 0.04% of the average assessment base. The implementation date was retroactive to the second quarter of 1995.

         On November 14, 1995, the FDIC Board voted to reduce the insurance premiums paid on deposits covered by the BIF and maintain existing assessment rates for deposits covered by the Savings Association Insurance Funds ("SAIF"). Under the new rate structure for the BIF, assessment rates were lowered by four cents per $100 assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. The Peoples National Bank is a "well capitalized" bank, and paid the $2,000 in 1996.

         On September 30, 1996, the President signed into law legislation requiring a special assessment to re-capitalize the SAIF. For 1997 through 1999, the banking industry will help pay for the Financing Corporation's ("FICO") interest payments at an assessment rate that is one-fifth the rate paid by thrifts. FICO assessment rates for the first semiannual period of 1997 were set at 1.3 cents per $100 in deposits for BIF-assessable deposits and for SAIF-assessable deposits the rate of 6.48 cents. As a result, The Peoples national Bank's 1997 assessment was $9,720. Beginning January 1, 2000, the FICO interest payment will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 cents per $100 in deposits. The three-year delay in pro-rata sharing will save the banking industry more than $800 million.

         As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site every twelve months, and is subject to off-site review as well. The Bank submits to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         In 1986, South Carolina adopted legislation which permitted banks and bank holding companies in certain southern states to acquire banks in South Carolina to the extend that such other states had reciprocal legislation which was applicable to South Carolina banks and bank holding companies. The legislation resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

         In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state banking holding company filing the application has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina the Company does not believe that such legislation had a material impact on its competitive position in 1997.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examination of the Company and any subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

ITEM 2.                  PROPERTIES

         The Bank's main office is located at 1800 East Main Street in Easley, South Carolina. The property consists of a two-story brick building of approximately 10,400 square feet, which is constructed on 1.75 acres of land owned by the Bank. Improvements include a three-lane drive through teller installation, vault, night deposit and safe deposit facilities and a drive through automated teller machine.

         The Bank operates a branch office in Powdersville, South Carolina approximately seven miles east of the Bank's main office. The branch office is leased from a partnership of which a director of the Bank is a partner. See "Certain Transactions." The Bank also operates a branch office in Pickens, South Carolina approximately ten miles west of the Bank's main office. This branch operates out of a two-story brick building of approximately 6,800 square feet on
 .925 acres of land owned by the Bank. Both branch facilities have improvements including a two-lane drive through teller installation, drive-through automated teller machine, vault, night depository and safe deposit facilities.

         The Company owns .566 acres of land, with no improvements, adjacent to the Bank's main office in Easley, South Carolina. The Company purchased the property as a site for a future operation center and holding company administrative offices, which is expected to be completed in 1998 with a projected cost of $600,000.

         The   Company   also  owns  1.07  acres  in  Easley,   South   Carolina
approximately 4 miles southwest of the main office. The Company purchased the property as a site for a branch office, which is expected to be completed in the year 2000 with a projected cost of $350,000.

         The Bank received regulatory approval in September 1997 to open a branch office in Seneca, South Carolina. On June 27, 1997, the Company made a tender offer to purchase 1.097 acres of land, with no improvements, in Seneca, South Carolina, approximately twenty-five miles west of the main office as the future site for this office. The company closed on this property on January 14, 1998. Construction has begun for this office and should be completed in late 1998. The land purchase, building construction and equipment purchases are estimated to cost $965,000

         The Company purchased 1.935 unimproved acres in Anderson, South Carolina for the future sight of a new bank under the Company for $365,000 in 1997. Pending regulatory approval, the new bank is expected to open in 1998 in a temporary office on the land purchased. The final building construction, expected to be completed in 1999, and equipment purchases are estimated to cost $1,125,000.

         All locations of the Company and Bank are considered suitable and adequate for their intended purposes. Management believes that insurance coverage on the foregoing properties is adequate.

ITEM 3.                  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4.                  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.

                                     PART II

ITEM 5.                  MATTERS FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

         During the period covered by this report and to date, there has been no established trading market for the Company's stock.

         The following table summarizes the range of high and low prices for the Company's Common Stock of which management has knowledge for each quarterly period over the last two years:


                  Sales Price of the Company's Common Stock
                Quarter Ended             Low             High
                -------------             ---             ----

                March 31, 1996           $15.00          $15.00
                June 30, 1996            $16.50          $16.50
                September 30, 1996       $17.00          $17.00
                December 31, 1996        $18.00          $18.00
                March 31, 1997           $18.00          $18.00
                June 30, 1997            $18.00          $19.00
                September 30, 1997       $20.00          $21.50
                December 31, 1997        $13.00          $26.00

         The low price of $13.00 per share during the fourth quarter of 1997 was the result of a two-for-one stock split on December 31, 1997.

         As of March 9, 1998, the number of holders of record for the company's common stock was 505.

         During 1997 the Company paid four quarterly cash dividends. Cash dividends of $0.06 per common share were declared by the Company's Board of Directors on each of March 10, 1997, June 9, 1997 and September 8, 1997. Cash dividends of $0.07 per common share were declared by the Company's Board of Directors on December 15, 1997. In addition, on each of July 13, 1992, July 12, 1993, November 14, 1994, November 13, 1995, October 15, 1996 and October 14, 1997, the Company paid 5% stock dividends to shareholders. It is the policy of the Board of Directors of the Company to reinvest earnings for such a period of time as is necessary to ensure the success of the operations of the company and of the Bank. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.
S. C., section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. Payments of dividends out of net profits is further limited by 12
U. S. C. section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its shared capital, unless there had been transferred to surplus not less than 1/10 of the Bank's net profits of the preceding two consecutive half years periods (in the case of an annual dividend). Pursuant to 12 U. S. C. section 60 (b), the approval of the

Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         In December 1990, the Comptroller promulgated regulations concerning the level of allowable dividend payments by national banks. The intended effect of these regulations is to make the calculation of national banks'
dividend-paying capacity consistent with generally accepted accounting principals ("GAAP"). In this regard, the allowance for loan and lease losses is not considered an element of either "undivided profits then on hand" or "net profits." Further a national bank may be able to use a portion of its capital surplus accounts as "undivided profits on hand," depending on the composition of that account. In addition, the Comptroller's regulations clarify that dividends on preferred stock are not subject to the limitation of 12 U. S. C. section 56, while explicitly making such dividends subject to the constraints of 12 U. S. C.
section 60. The regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         Peoples Bancorporation, Inc. (the "Company"), was incorporated on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National Bank (the "Bank") into a bank holding company structure which reorganization resulted in ownership by the Company of 100% of the issued and outstanding shares of common stock of the Bank. The Bank, a national banking association, operates three offices in Easley, Pickens and Powdersville, South Carolina.

         The following discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

Overview

         The Company and Bank, which commenced banking operations in 1986, currently conducts business through three locations in the upstate of South
Carolina. Through the Bank, the Company provides a full range of banking services designed to meet substantially all of the financial needs of its customers. At December 31, 1997, the Company had approximately $113,417,000 in assets, $76,849,000 in gross loans, $96,190,000 in deposits and $9,510,000 in shareholders' equity.

         In September 1997, the Bank received approval from the Comptroller of the Currency to open a branch location in Seneca, South Carolina. This new office is expected to be open for business in September 1998.

         In October 1997, the Company announced plans to form a new bank in Anderson, South Carolina. The Company plans to issue additional common stock to capitalize the new bank during 1998. Pending regulatory approval, the Company expects to open the new bank during late 1998 in a temporary banking facility.

FINANCIAL CONDITION

Earning Assets

         1997 Average earning assets of $100,453,087 was 22.23% above the $82,147,853 average in 1996. Average total net loans of $73,098,893 in 1997 and $59,895,061 in 1996 represented 72.77% and 72.91% of average earning assets for the respective years. The average total loan growth of $13,203,832 during 1997 was accomplished while continuing to maintain quality-underwriting standards. At December 31, 1997, commercial loans comprised 14.35% of total outstanding loan balances versus 11.03% of the prior year balances. Real estate related loans, which include construction and land development, commercial owner-occupied, commercial income producing and mortgages, represented 71.95% of outstanding balances versus 72.01% at December 31, 1996. Consumer and installment loans represented 13.70% of the loan portfolio at December 31, 1997 versus 16.97% at the prior year-end.

         Average securities constituted $22.8 million (22.74%) of the Company's average earning assets in 1997 and $18.3 million (22.26%) in 1996. Proceeds from the sales, calls and maturities of investments in 1997 were $2,250,547, $6,100,000 and $5,130,000, respectively, with net gains of $2,740 realized on sales. Proceeds from the sales and maturities of investment securities in 1996 were $6,031,018 and $6,040,000, respectively, with the resulting loss on sales of $1,836. As of December 31, 1997, $4,888,263 or 20.20% of the investment portfolio consisted of mortgage-basked securities whose maturities may be adversely affected by prepayments, which tend to increase in a declining rate environment. Mortgage-basked securities represented $3,974,015 or 21.7% of the investment portfolio in 1996.

         At December 31, 1997 total investments classified as held for sale had a book value of $20,350,28 and a market value of $20,320,579 for an unrealized loss of $29,449. At December 31, 1996, total held for sale investments had a book value of $15,812,512 and a market value of $15,774,248 for an unrealized loss of $38,264.

         The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest sensitivity goals and to generate income. The Company emphasizes the safety in its selection of investment securities. Accordingly, the investment portfolio is limited to securities of the United States government or its agencies, mortgage backed securities and investment grade state and municipal securities. The Company does not invest in corporate bonds and to date, the Company does not own any derivative products.

         Average federal funds sold were $4,512,572 in 1997 or 4.49% of average earning assets, compared to $3,962,707 or 4.82% in 1996 of average earning assets.

Liabilities

         During 1997 interest-bearing liabilities average $86,965,685 compared to $69,136,126 for 1996, an increase of 25.79%. The average interest rates were 4.66% and 4.53%, respectively. At December 31, 1997, interest-bearing deposits comprised approximately 88.56% of total deposits and 82.98% of interest-bearing liabilities.

         During 1997, the Company decreased its Federal Home Loan Bank ("FHLB") advances to $2,030,612 at December 31, 1997 from $6,397,959 at December 31, 1996. While FHLB advances remain a source of funding, the Bank has increased its emphasis on retail banking and raised deposits through market promotion and sales efforts, thereby decreasing FHLB advances. The Company believes that potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds.

         The Bank's primary source of funds for loans and investments is deposits. Deposits grew 19.95% to $96,189,848 at December 31, 1997, from $80,194,463 at December 31, 1996. Account promotions and sales efforts during the year generated the almost $16 million in new deposits. During 1997 total interest-bearing deposits averaged $76,516,106 with a rate of 4.66%, compared with $63,704,026 with a rate of 4.63% in 1996. During 1997, deposit pricing was very competitive in the Bank's market areas, resulting in upward pressure on deposit interest rates. In particular, the interest rates paid on money market accounts rose significantly as a result of customers' rate sensitivity from deposit promotions. The Company does not believe that it has any brokered deposits.

         Average noninterest-bearing deposits were $10,790,606 in 1997 versus $10,349,637 in 1996, reflecting growth of 4.26%. Average noninterest-bearing deposits represent 12.36% of total average deposits at the end of 1997. The Bank continues to heavily promote their interest-bearing package account.

         The Company is not able to accurately predict the results of operations for 1998 due to a variety of factors that could cause the Company's actual results to differ materially from the anticipated results. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to the following risks: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risk and value of collateral; and recently enacted or proposed legislation.

EARNINGS PERFORMANCE

1997 Compared to 1996

         The Company reported record earnings in 1997. Net income for the year ended December 31, 1997 was $1,303,773 compared to $1,064,785 in 1996. Basic and diluted net income per share was $0.77 and $0.73 in 1997, compared to $0.64 and $0.61 in 1996, respectively. The increase in 1997 net income resulted principally from increases in the volume of earning assets, primarily loans and investments which increased net interest income 14.71% or $616,482.

         The largest component of the Company's net income is The Peoples National Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Net interest income constituted 90.1% of net revenues (net interest income plus non-interest income) in 1997, compared to 90.8% in 1996 and 90.5% in 1995. Net interest income after provision for loan losses for 1997 increased $552,087 or 14.0% over 1996.

         The net interest margin, defined as net interest income divided by average earning assets, decreased to 4.34% in 1997 compared to 4.59% at the end of 1996 and 4.93% at the end of 1995. The decline in the net interest margin is primarily due a small increase in the prime interest rate, with a larger increase in deposit pricing and an especially competitive deposit rate environment. The prime interest rate decreased from 9.00% to 8.75% in July 1995 and decreased further to 8.5% in December 1995. In February 1996, the prime rate lowered to 8.25%. In March 1997, the prime rate increased to 8.50%. Approximately 40% of the loan portfolio have variable rates and immediately repriced according to the changes in the prime rate. While deposit rates were lowered somewhat during the prime decreases, rates were increased during 1997 with the prime rate increase and in response to the public's demand of increased rates. During 1997, many financial institutions offered deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. Also, the Company has instituted deposit promotions and kept its deposit rates competitive in an effort to increase its liquidity levels. The Company expects the competitive deposit rate environment to continue.

         Non-interest income, excluding securities transactions, increased $105,006 or 24.8% for 1997 compared to 1996. Service charges and other fees on deposits increased $46,140 or 14.0%, resulting from a 20.0% increase in total deposits. The Bank also increased many of it's service charges on deposit accounts effective April 1,1997.

         Non-interest expense increased $317,581 or 11.5% in 1997 compared to 1996. Personnel costs in 1997 were $1,748,930 compared to $1,598,182 the prior year, an increase of $150,748 or 9.4%. The increase is primarily the result of additional staffing and normal salary increases. Occupancy and equipment expenses in 1997 were $459,276 compared to $395,144 in 1996, an increase of $64,132 or 16.3% due primarily to an increase in depreciation expense on new equipment purchased in 1997. Other operating expenses increased $94,981 or 12.6% primarily attributable to a $20,398 increase in closing costs paid by the Bank on its Equity Line loan product, $30,157 additional expense on the Business Manager (accounts receivable) product and a $26,300 increase in board fees paid to the Company and Bank board members, as well as to the advisory board members at the Bank's Powdersville and Pickens locations.

         The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. The allowance for loan losses at December 31, 1997 was $987,138, compared to $760,679 at December 31, 1996. At December 31, 1997 the allowance for loan losses represented 1.29% of outstanding loans, compared to 1.15% at the end of 1996. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on historical loan losses experienced by the bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         The provision for loan losses charged to operations during 1997 was $324,475 compared to $260,080 in 1996. Management considers this reserve to be very adequate based upon evaluation of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system. The Company increased the 1997 provision as a result of consumer credit concerns. During 1997, net charged-off loans totaled $98,016 or 0.1% of total loans outstanding. This compares to net charged-off loans of $169,065 or 0.3% of total loans outstanding during 1996. The ratio of non-performing loans (including loans 90 days or more past due) and other real estate owned to total outstanding loans was 1.17% at December 31, 1997 compared to 0.87% at the end of 1996.

1996 Compared to 1995

         The Company's net income for 1996 was $1,064,785 a 24.74% increase compared to $853,622 in 1995. Earnings per common share increased to $0.61 from $0.54 per diluted share in 1995. Basic net income per share increased to $0.64 in 1996 from $0.55 in 1995. The increase in net income resulted primarily from increases in the volume of earning assets, primarily loans, which increased net income 9.19%, as well as increases in non-interest income of 12.8% which resulted from increases in loan fees and deposit account charges.

         Return on average equity for 1996 was 13.30%, compared to 12.64% for 1995. Return on average assets for 1996 was 1.21%, compared to 1.05% in 1995.

         Net interest income, which is the difference between the interest earned on assets and the interest paid for liabilities used to support such assets, measured the gross profit from lending and investing activities. As the primary contributor to the Company's earnings, net interest income constituted 90.9% of net revenues (net interest income plus non-interest income) in 1996, compared to 90.5% in 1995 and 90.9% in 1994. Net interest income after provision for loan losses for 1996 increased $341,235 or 9.5% over 1995. This represents a 4.59% net interest margin (net interest income divided by average earning assets) on average earning assets of $82,147,853. For 1995, the net interest margin was 4.93% on earning assets of $75,010,056. This decrease was primarily due to reduced rates on interest-bearing liabilities after the reduction in the prime interest rate during 1995 and early 1996. The high percentage of non-interest bearing deposits also aided in driving the cost of funds down. For 1996, 13.9% of average total deposits were demand deposits, compared to 13.1% during 1995.

         Non-interest income, excluding securities transactions, increased $32,346 or 8.3% for 1996 as compared to 1995. Service charges and other fees on deposits increased $34,250 or 13.4%, resulting from a 12.7% increase in total deposits. During the second quarter of 1996, the Bank sold its charge cards that resulted in a $6,487 decrease in charge card income in 1996 when compared to 1995.

         Non-interest expense increased a low $51,793 or 1.9% in 1996 over 1995. Personnel cost in 1996 were $1,598,182 compared to $1,457,122 the prior year, and increased of $141,060 or 9.68%. The increase is primarily the result of additional staffing and normal salary increases. Occupancy and equipment expenses in 1996 were $395,144 compared to $415,298 in 1995, a decrease of $20,154 or 5.1%, due primarily to a decrease in depreciation expense on original equipment. Other operating expenses increased $1,029, primarily attributable to normal operating expenses.

         FDIC insurance costs were $2,000 in 1996, compared to $72,142 in 1995. At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased the Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1996, the insurance assessment for the Bank" BIF deposits was set at zero (although banks pay a $2,000 annual fee).

         The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. The allowance for loan losses at December 31, 1996 was $760,679, compared to $669,664 at December 31, 1995. At December 31, 1996, the allowance for loan losses represented 1.15% of loan outstanding, compared to 1.17% at the end of 1995. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on historical loan losses experienced by the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         The provision for loan losses charged to operations during 1996 was $260,080 compared to $108,000 for 1995. Management considers this reserve to be very adequate based upon evaluation of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system. During 1996, net charged-off loans totaled $169,065 or 0.3% of total loans outstanding. This compares to $57,627 or 0.1% of loans outstanding during 1995. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.79% at December 31, 1996 compared to 0.86% at 1995.

ITEM 7.          FINANCIAL STATEMENTS

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Balance Sheet as of December 31, 1997 and 1996.

-    Statement of Income for the years ended December 31, 1997, 1996 and 1995.

- Statement of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

-    Statement of Cash Flows for the years ended  December  31,  1997,  1996 and
     1995.

-    Notes for Financial Statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina

             We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   Elliott Davis & Co., L.L.P.




January 9, 1998

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                                   1997                   1996
                                                                                              -------------           -------------

          ASSETS

CASH AND DUE FROM BANKS ............................................................          $   3,908,784           $   2,626,956
FEDERAL FUNDS SOLD .................................................................              4,570,000               9,700,000
SECURITIES
   Available for sale ..............................................................             20,320,579             15,774, 248
   Held for investment (fair value $3,953,648 and $3,348,651) ......................              3,852,356               3,312,304
LOANS - less allowance for loan losses of $987,138 and $760,679 ....................             75,861,965              65,403,945
PREMISES AND EQUIPMENT, net of accumulated depreciation ............................              2,673,712               1,858,429
ACCRUED INTEREST RECEIVABLE ........................................................                878,459                 728,931
OTHER ASSETS .......................................................................              1,350,449                 318,577
                                                                                              -------------           -------------
                                                                                              $ 113,416,304           $  99,723,390
                                                                                              =============           =============
   LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
   Noninterest-bearing .............................................................          $  11,007,809           $  10,073,108
   Interest-bearing ................................................................             85,182,039              70,121,355
                                                                                              -------------           -------------
    Total deposits .................................................................             96,189,848              80,194,463
FEDERAL FUNDS PURCHASED ............................................................                      -               1,000,000
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ........................................              4,433,554               3,926,891
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ............................................              2,030,612               5,397,959
ACCRUED INTEREST PAYABLE ...........................................................                860,877                 675,596
OTHER LIABILITIES ..................................................................                391,924                 150,488
                                                                                              -------------           -------------
    Total liabilities ..............................................................            103,906,815              91,345,397
                                                                                              -------------           -------------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12
SHAREHOLDERS' EQUITY
   Common stock - 5,000,000 shares authorized; $1.67 and $3.33 par
    value per share; 1,687,250 shares and 800,071 shares outstanding ...............              2,817,708               2,664,237
   Additional paid-in capital ......................................................              5,158,024               4,232,918
   Retained earnings ...............................................................              1,553,206               1,506,102
   Unrealized holding loss on securities available for sale ........................                (19,449)                (25,264)
                                                                                              -------------           -------------
                                                                                                  9,509,489               8,377,993
                                                                                              $ 113,416,304           $  99,723,390
                                                                                              =============           =============



   The accompanying notes are an integral part of these consolidated financial statements.

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         For the years ended December 31,
                                                                          1997          1996            1995
                                                                  --------------  -------------   --------------


INTEREST INCOME
   Interest and fees on loans                                     $    7,249,601  $   5,998,270   $   5,421,193
   Interest on securities
    Taxable                                                            1,122,296        902,851         903,433
    Tax-exempt                                                           245,055        211,825         175,198
   Interest on federal funds sold                                        245,109        210,978         207,744
                                                                  --------------  -------------   -------------
       Total interest income                                           8,862,061      7,323,924       6,707,568
                                                                  --------------  -------------   -------------

INTEREST EXPENSE
   Interest on deposits                                                3,562,111      2,949,384       2,792,515
   Interest on federal funds purchased and securities sold
    under repurchase agreements                                          145,797        150,346         144,703
   Interest on notes payable Federal Home Loan Bank                      345,428         31,951          71,422
                                                                  --------------  -------------   -------------
       Total interest expense                                          4,053,336      3,131,681       3,008,640
                                                                  --------------  -------------   -------------
       Net interest income                                             4,808,725      4,192,243       3,698,928

PROVISION FOR LOAN LOSSES                                                324,475        260,080         108,000
                                                                  --------------  -------------   -------------
       Net interest income after provision for loan losses             4,484,250      3,932,163       3,590,928
                                                                  --------------  -------------   -------------

NON-INTEREST INCOME
   Service fees and other income                                         527,845        422,839         390,493
   Gain (loss) on sale of securities available for sale                    2,740         (1,836)       (17,261)
                                                                  --------------  -------------   ------------
                                                                         530,585        421,003         373,232
                                                                  --------------  -------------   -------------
NON-INTEREST EXPENSES
   Salaries and benefits                                               1,748,930      1,598,182       1,457,122
   Occupancy                                                             185,990        155,314         173,872
   Equipment                                                             273,286        239,830         241,426
   Other operating expenses                                              863,638        758,005         827,118
                                                                  --------------  -------------   -------------
                                                                       3,071,844      2,751,331       2,699,538
                                                                  --------------  -------------   -------------
       Income before income taxes                                      1,942,991      1,601,835       1,264,622
PROVISION FOR INCOME TAXES                                               639,218        537,050         411,000
                                                                  --------------  -------------   -------------

       Net income                                                 $    1,303,773  $   1,064,785   $     853,622
                                                                  ==============  =============   =============

BASIC NET INCOME PER COMMON SHARE                                 $          .77  $         .64   $         .55
                                                                  ==============  =============   =============

DILUTED NET INCOME PER COMMON SHARE                               $          .73  $         .61   $         .54
                                                                  ==============  =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 1997, 1996 and 1995

                                                                                                         Unrealized
                                                                                                        holding gain
                                                                                                          (loss) on
                                                                            Additional                    securities       Total
                                                      Common stock            paid-in       Retained      available    shareholders'
                                                Shares        Amount          capital       earnings       for sale        equity
                                             -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 1994 ...............       652,511    $ 2,172,862    $ 2,757,583   $ 1,058,962    $  (312,600)    $ 5,676,807
   Net income ............................             -              -              -       853,622              -         853,622
   Stock dividend (5%) ...................        35,748        119,041        381,431      (500,472)             -               -
   Cash dividends (.20 per share) ........             -              -              -      (142,991)             -        (142,991)
   Proceeds from sale of stock net of
     issuance costs ......................        66,712        222,151        532,563             -              -         754,714
   Cash in lieu of fractional shares on
     stock dividend ......................             -              -              -        (2,984)             -          (2,984)
   Net change in unrealized holding loss
     on securities available for sale, net
     of taxes of $208,893 ................             -              -              -             -        391,353         391,353
                                             -----------    -----------    -----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 1995 ...............       754,971      2,514,054      3,671,577     1,266,137         78,753       7,530,521
   Net income ............................             -              -              -     1,064,785              -       1,064,785
   Stock dividend (5%) ...................        37,945        126,357        518,708      (645,065)             -               -
   Cash dividends (.23 per share) ........             -              -              -      (177,133)             -        (177,133)
   Proceeds from  stock options
     exercised ...........................         7,155         23,826         42,633             -              -          66,459
   Cash in lieu of fractional shares on
     stock dividend ......................             -              -              -        (2,622)             -          (2,622)
   Net change in unrealized holding gain
     on securities available for sale, net
     of taxes of $53,585 .................             -              -              -             -       (104,017)       (104,017)
                                             -----------    -----------    -----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 1996 ...............       800,071      2,664,237      4,232,918     1,506,102        (25,264)      8,377,993
   Net income ............................             -              -              -     1,303,773              -       1,303,773
   Stock dividend (5%) ...................        39,954        133,047        905,756    (1,038,803)             -               -
   Cash dividends (.25 per share) ........             -              -              -      (203,462)             -        (203,462)
   Proceeds from  stock options
     exercised ...........................         3,600         11,988         19,350             -              -          31,338
   Cash in lieu of fractional shares on
     stock dividend ......................             -              -              -        (5,968)             -          (5,968)
   Two-for-one stock split ...............       843,625          8,436              -        (8,436)             -               -
   Net change in unrealized holding gain
     on securities available for sale, net
     of taxes of $3,000 ..................             -              -              -             -          5,815           5,815
                                             -----------    -----------    -----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 1997 ...............     1,687,250    $ 2,817,708    $ 5,158,024   $ 1,553,206    $   (19,449)    $ 9,509,489
                                             ===========    ===========    ===========   ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                         1997              1996            1995
                                                                                    ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................................    $  1,303,773     $  1,064,785     $    853,622
   Adjustments to reconcile net income to net cash provided
    by operating activities
    (Gain) loss on sale of securities available for sale .......................          (2,740)           1,836           17,261
    Gain of sale of premises and equipment .....................................         (22,910)          (2,125)          (4,804)
    Provision for loan losses ..................................................         324,475          260,080          108,000
    Depreciation ...............................................................         208,443          176,018          206,858
    Net amortization and (accretion) of premiums and discounts
       on securities ...........................................................          51,233           49,709          (61,197)
    (Increase) decrease in accrued interest receivable .........................        (149,528)          13,502         (168,020)
    Increase in other assets ...................................................      (1,031,872)          (8,917)         (42,181)
    Increase  in accrued interest payable ......................................         185,281           74,676          229,188
    Increase (decrease) in other liabilities ...................................         238,436         (201,566)         235,961
                                                                                    ------------     ------------     ------------
          Net cash provided by operating activities ............................       1,104,591        1,427,998        1,374,688
                                                                                    ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .................................        (550,420)      (1,062,568)      (3,967,859)
   Purchases of securities available for sale ..................................     (18,551,041)     (11,533,625)      (8,387,126)
   Proceeds from the maturity of securities available for sale .................       5,607,553        6,040,000        6,530,166
   Proceeds from the sale and call of securities available for sale ............       8,367,847        6,031,018        2,796,847
   Net increase in loans .......................................................     (10,782,495)      (9,273,709)      (4,921,519)
   Proceeds from the sale of premises and equipment ............................          39,000            3,025           21,500
   Purchase of premises and equipment ..........................................      (1,039,816)         (56,507)        (242,158)
                                                                                    ------------     ------------     ------------
          Net cash used for investing activities ...............................     (16,909,372)      (9,852,366)      (8,170,149)
                                                                                    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ....................................................      15,995,385        9,030,958        9,477,399
   Net increase (decrease) in federal funds purchased ..........................      (1,000,000)       1,000,000                -
   Net increase (decrease) in securities sold under repurchase agreements ......         506,663          237,209       (2,574,826)
Net increase (decrease) in notes payable to Federal Home Loan Bank .............      (3,367,347)       4,572,653       (1,087,347)
   Proceeds from the sale of stock and exercise of stock options ...............          31,338           66,459          754,714
   Cash dividends paid .........................................................        (203,462)        (177,133)        (142,991)
   Cash in lieu of fractional shares on stock dividends ........................          (5,968)          (2,622)          (2,984)
                                                                                    ------------     ------------     ------------
          Net cash provided by financing activities ............................      11,956,609       14,727,524        6,423,965
                                                                                    ------------     ------------     ------------
          Net increase (decrease) in cash and cash equivalents .................      (3,848,172)       6,303,156         (371,496)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................      12,326,956        6,023,800        6,395,296
                                                                                    ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR .........................................    $  8,478,784     $ 12,326,956     $  6,023,800
                                                                                    ============     ============     ============
CASH PAID FOR
   Interest ....................................................................    $  3,868,055     $  3,040,705     $  3,079,452
                                                                                    ============     ============     ============
   Income taxes ................................................................    $    719,836     $    729,401     $    348,209
                                                                                    ============     ============     ============

 The accompanying notes are an integral part of these consolidated financial statements.

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

 Principles of consolidation and nature of operations
   The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the "Company") and its wholly-owned subsidiary, The Peoples National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The Bank operates under a national bank charter and provides full banking services to customers. The Bank is subject to regulation by the Office of the Comptroller of the Currency. The Company is subject to regulation by the Federal Reserve Board.

 Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk
   The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

 Securities
   The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held for investment or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity net of deferred income taxes. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

 Loans and allowance for loan losses
   Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest is calculated using the simple interest method on daily balances of the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

      The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

      Under SFAS No. 114, as amended by SFAS 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

      A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

   Premises and equipment
    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Additions to premises and equipment and major replacements or betterments are added at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

   Income taxes
    The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in SFAS No. 109, "Accounting for Income Taxes".

   Statements of cash flows
    In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and Due From Banks" and "Federal Funds Sold".

   Reclassifications
    Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

   Recently issued accounting standards
    Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 1997 and 1996 were approximately $632,000 and $484,000, respectively.

NOTE 3 - SECURITIES
          Securities are summarized as follows as of December 31:

                                                                                 1997
                                                        Amortized          Unrealized holding             Fair
                                                           cost           Gain            Loss            value
                                                      ------------   ------------   -------------   ------------
SECURITIES AVAILABLE FOR SALE:
U. S. TREASURY SECURITIES
  Maturing after one but within five years            $  1,101,558   $        476   $           -   $  1,102,034
                                                      ------------   ------------   -------------   ------------

OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year                               7,930,096              -           8,148      7,921,948
  Maturing after one but within five years               6,935,655              -          14,014      6,921,641
  Maturing after five but within ten years               1,385,610              -          18,882      1,366,728
  Maturing after ten years                               1,253,058              -           5,259      1,247,799
                                                      ------------   ------------   -------------   ------------
                                                        17,504,419              -          46,303     17,458,116
                                                      ------------   ------------   -------------   ------------
OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year                                 921,988          3,832               -        925,820
  Maturing after one but within five years                 125,937          3,227               -        129,164
                                                      ------------   ------------   -------------   ------------
                                                         1,047,925          7,059               -      1,054,984
                                                      ------------   ------------   -------------   ------------

OTHER - RESTRICTED
  Federal Reserve Bank Stock                               108,250              -               -        108,250
  Federal Home Loan Bank Stock                             533,300              -               -        533,300
  Bankers Bank Stock                                        54,576          9,319               -         63,895
                                                      ------------   ------------   -------------   ------------
                                                           696,126          9,319               -        705,445
                                                      ------------   ------------   -------------   ------------
    Total securities available for sale               $ 20,350,028   $     16,854   $      46,303   $ 20,320,579
                                                      ============   ============   =============   ============

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing after one but within five years            $  2,415,831   $     64,864   $           -   $  2,480,695
  Maturing after five but within ten years               1,436,525         36,428               -      1,472,953
                                                      ------------   ------------   -------------   ------------
      Total securities held for investment            $  3,852,356   $    101,292   $           -   $  3,953,648
                                                      ============   ============   =============   ============



NOTE 3 - SECURITIES, Continued
                                                                                1996
                                                         Amortized         Unrealized holding              Fair
SECURITIES AVAILABLE FOR SALE:                                cost         Gain           Loss            value
U. S. TREASURY SECURITIES
  Maturing after one but within five years            $    599,828   $          -   $       1,873   $    597,955
                                                      ------------   ------------   -------------   ------------

OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year                               2,295,023         10,711               -      2,305,734
  Maturing after one but within five years               6,941,297              -          15,275      6,926,022
  Maturing after five but within ten years               1,000,000          6,883               -      1,006,883
  Maturing after ten years                               2,808,438              -          66,054      2,742,384
                                                      ------------   ------------   -------------   ------------
                                                        13,044,758         17,594          81,329     12,981,023
                                                      ------------   ------------   -------------   ------------
OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year                                 400,458            678               -        401,136
  Maturing after one but within five years               1,054,042         15,510               -      1,069,552
                                                      ------------   ------------   -------------   ------------
                                                         1,454,500         16,188               -      1,470,688
                                                      ------------   ------------   -------------   ------------

OTHER - RESTRICTED
  Federal Reserve Bank Stock                               108,250              -               -        108,250
  Federal Home Loan Bank Stock                             550,600              -               -        550,600
  Bankers Bank Stock                                        54,576         11,156               -         65,732
                                                      ------------   ------------   -------------   ------------
                                                           713,426         11,156               -        724,582
                                                      ------------   ------------   -------------   ------------
    Total securities available for sale               $ 15,812,512   $     44,938   $      83,202   $ 15,774,248
                                                      ============   ============   =============   ============

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing after one but within five years            $  1,269,304   $     34,462   $           -   $  1,303,766
  Maturing after five but within ten years               2,043,000          1,885               -      2,044,885
                                                      ------------   ------------   -------------   ------------
      Total securities held for investment            $  3,312,304   $     36,347   $           -   $  3,348,651
                                                      ============   ============   =============   ============


           Securities with carrying amounts of $12,836,000 and $8,886,500 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

           Loans are summarized as follows:

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                       1997                 1996
                                                                                                    -----------          ----------

Commercial and industrial - not secured by real estate ...................................          $11,030,426          $ 7,295,457
Commercial and industrial - secured by real estate .......................................           13,820,036           13,440,758
Residential real estate - mortgage .......................................................           39,827,868           33,316,125
Residential real estate - construction ...................................................            1,643,287              887,445
Loans to individuals for household, family and other personal expenditures ...............           10,527,486           11,224,839
                                                                                                    -----------          -----------

                                                                                                     76,849,103           66,164,624
Less allowance for loan losses ...........................................................              987,138              760,679
                                                                                                    -----------          -----------

                                                                                                    $75,861,965          $65,403,945
                                                                                                    ===========          ===========

           Changes in the allowance for loan losses were as follows:

                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                               1997                   1996                   1995
                                                                            ---------              ---------              ---------

BALANCE, BEGINNING OF YEAR ....................................             $ 760,679              $ 669,664              $ 619,291
  Provision for loan losses ...................................               324,475                260,080                108,000
  Loans charged off, net of recoveries ........................               (98,016)              (169,065)               (57,627)
                                                                            ---------              ---------              ---------
BALANCE, END OF YEAR ..........................................             $ 987,138              $ 760,679              $ 669,664
                                                                            =========              =========              =========

         At December 31, 1997 and 1996 nonaccrual loans amounted to $757,206 and $397,530, respectively. Foregone interest income was approximately $65,200, $24,200 and $12,100 on nonaccrual loans for 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 is $195,000 and $0, respectively. The impairment allowance is included in the allowance for loan losses.

  NOTE 5 - PREMISES AND EQUIPMENT

           The principal categories and estimated useful lives of premises and equipment are summarized below:

                                                                      Estimated                  December 31,
                                                                      useful lives           1997           1996
                                                                    --------------     -----------    ----------

  Land ........................................................                 -   $   1,133,984   $    403,012
  Building and improvements ...................................       15-30 years       1,473,725      1,389,431
  Furniture, fixtures and equipment ...........................       5 - 7 years       1,498,032      1,323,512
                                                                                    -------------   ------------
                                                                                        4,105,741      3,115,955
  Less accumulated depreciation ...............................                         1,432,029      1,257,526
                                                                                    -------------   ------------
                                                                                    $   2,673,712   $  1,858,429
                                                                                    =============   ============

           Depreciation  expense of  $208,443,  $176,018  and $206,858 for 1997,
1996 and 1995, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS
           The amounts and scheduled maturities of deposits are as follows:
                                                               December 31,
                                                                       1997
  Time certificates maturing
    Within one year .....................................     $    47,636,153
    After one but within two years ......................           4,433,699
    After two but within three years ....................             535,877
    After three but within four years ...................             421,351
    After four years ....................................             610,129
                                                              ---------------
                                                                   53,637,209
  Transaction and savings accounts ......................          42,552,639
                                                              $    96,189,848

           Certificates of deposit in excess of $100,000 totaled approximately $17,821,000 and $13,152,000, at December 31, 1997 and 1996, respectively.
Interest expense on certificates of deposit was approximately $880,000 in 1997, $601,000 in 1996 and $513,400 in 1995.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

           Securities sold under agreements to repurchase are summarized as follows:

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                         1997               1996
                                                                                                      ----------          ----------
U. S. Government securities with an amortized cost of $5,664,281 ($5,641,697 fair value) and $4,663,640 ($4,634,612 fair value) at December 31, 1997
  and 1996, respectively, are pledged for the agreements ...................................          $4,433,554          $3,926,891
                                                                                                      ==========          ==========

           The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 3.10 percent at December 31, 1997 and 1996. Securities sold under agreements to repurchase averaged $4,686,696 and $4,825,829 during 1997 and 1996, respectively. The maximum amounts outstanding at any month-end were $4,955,332 and $8,293,500 during 1997 and 1996, respectively.

NOTE 8 - NOTES PAYABLE TO FEDERAL HOME LOAN BANK (FHLB)

           The Bank had various notes payable aggregating $2,030,612 and $5,397,959 at December 31, 1997 and 1996, respectively, to the Federal Home Loan Bank. The proceeds of these notes were used to meet the residential loan demand of its customers. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB. Interest rates on these borrowings ranged from 5.46 percent to 5.76 percent. The notes are collateralized by mortgage loans aggregating approximately $15,604,000.

           Minimum required payments of principal are as follows:
           1998 ..............................................    $      30,612
           1999 ..............................................        2,000,000
                                                                  -------------
                                                                  $   2,030,612
NOTE 9 - UNUSED LINES OF CREDIT

           The Bank has unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $2,500,000 at December 31, 1997. These lines of credit are available on a one to seven day basis for general corporate purposes.

           The Bank has the ability to borrow an additional $14,000,000 from the Federal Home Loan Bank as of December 31, 1997. The borrowings are available by pledging collateral and purchasing additional stock in the Federal Home Loan Bank.

NOTE 10 - INCOME TAXES

             Provision for income taxes consists of the following:

                                                                           For the years ended December 31,
                                                                        1997           1996             1995
                                                                    ------------   -------------    -------------
Current tax provision
  Federal .....................................................     $    657,000   $     490,350    $     411,400
  State .......................................................           62,218          46,700           36,760
                                                                    ------------   -------------    -------------
      Total current taxes .....................................          719,218         537,050          448,160
Deferred tax benefit ..........................................          (80,000)              -          (37,160)
                                                                    ------------   -------------    -------------
      Provision for income taxes ..............................     $    639,218   $     537,050    $     411,000
                                                                    ============   =============    =============

            Income taxes are different from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:


                                                                            For the years ended December 31,
                                                                            --------------------------------
                                                                         1997            1996             1995
                                                                    -------------   -------------   -------------

  Tax expense at statutory rate ...............................     $     660,600   $     544,600   $     429,980
  Increase (decrease) in taxes resulting from:
    State income taxes net of federal benefit .................            41,000          37,600          24,500
    Tax-exempt interest .......................................           (76,700)        (68,980)        (66,840)
    Other .....................................................            14,318          23,830          23,360
                                                                    -------------   -------------   -------------
      Provision for income taxes ..............................     $     639,218   $     537,050   $     411,000

         Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows:

                                                                                              December 31,
                                                                                           1997           1996
                                                                                    -------------   -------------
  Allowance for loan losses ...............................................         $     335,600   $     258,600
  Deferral of loan origination fees and costs .............................               (51,400)        (40,260)
  Tax depreciation in excess of book depreciation .........................               (89,200)       (130,700)
   Adjustments from the accrual to the cash basis of accounting ...........               (25,800)        (39,130)
  Unrealized holding loss on securities available for sale ................                10,000          13,000
  Other ...................................................................                 2,100               -
                                                                                    -------------   -------------
 ..........................................................................               181,300          61,510
  Valuation allowance .....................................................              (170,960)       (128,170)
                                                                                    -------------   -------------
 ..........................................................................         $      10,340   $     (66,660)
                                                                                    =============   =============

             Net deferred income taxes are included in other liabilities.


NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

            The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

  Financial instruments whose contract amounts                       Contract
    represent credit risk:                                            amount
                                                                  --------------
    Commitments to extend credit                                  $ 18,014,527
    Standby letters of credit                                     $  1,486,000

            Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

           The Bank intends to enter into a construction contract in the first quarter of 1998 for the construction of a building in Seneca, South Carolina. The land purchase, building construction and equipment purchases are estimated to cost $965,000. The new branch is anticipated to open in the latter part of 1998 upon completion of the construction. The Bank has received regulatory approval for this branch.

           The Company intends to enter into a construction contract in the first quarter of 1998 for the construction of a building in Anderson, South Carolina. The new building will house the operations of a new bank (the "Bank of Anderson, N.A.") which will be a wholly-owned subsidiary of the Company. The building construction and equipment purchases are estimated to cost $1,125,000. Land on which the building will be constructed was purchased in 1997 for $365,000 and is included in premises and equipment. The new bank is expected to open in the latter part of 1998 upon completion of construction, receipt of all regulatory approvals and the raising of the required capital.

            The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

            At December 31, 1997 and 1996, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank in the aggregate amount of $3,343,161 and $2,433,935, respectively. During 1997, $2,186,604 of new loans were made to this group and repayments of $1,277,378 were received.

             The Company leases its Powdersville branch office from a partnership in which a shareholder/director of the Company is a partner. During 1996, the Company purchased unimproved land at its appraised value of $110,000 from a partnership in which an executive officer and member of the Board of Directors is a partner.

NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

           The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. This statement requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the differences between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 1,686,199 in 1997, 1,674,546 in 1996 and 1,547,807 in 1995. The weighted average number of common shares outstanding for diluted net income per common share was 1,789,622 in 1997, 1,747,175 in 1996 and 1,577,606 in 1995.

           The Company issued a five percent common stock dividend and a two-for-one stock split in 1997. Net income per common share in prior years has been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS
           The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1997 the Bank's retained earnings were approximately $5,044,000.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

                The Company has a stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value on the date of grant. The outstanding options become exercisable in various increments beginning the date of grant and expiring five to ten years from the date of grant. The Company also has a directors stock option plan through which non-employee directors of the Company shall be granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date.

           The Company applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123, "Accounting for Stock - Based Compensation", the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                                         1997             1996               1995
                                                                  --------------  ----------------   --------------
Net income
    As reported ..............................................    $    1,303,773  $      1,064,785   $      853,622
    Pro forma ................................................         1,277,629         1,055,592          829,087
Basic net income per common share
    As reported ..............................................    $          .77  $            .64   $          .55
     Pro forma ...............................................               .76               .63              .53

Diluted net income per common share
    As reported ..............................................    $          .73  $            .61   $          .54
    Pro forma ................................................               .72               .61              .52


NOTE 16 - STOCK OPTION COMPENSATION PLANS, Continued

         The fair value of each option grant is estimated on the date of grant using the Black - Scholes option - pricing model with the following weighted - average assumptions for grants in 1997: dividend yield of $.25 per share, expected volatility of 15 percent, risk-free interest rate of 6.0 percent and expected lives of 5 and 10 years.

         A summary of the status of the plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below (all shares have been adjusted for the stock dividends and the stock split):


                                                                   1997                         1996
                                                        ----------------------------   ----------------------------
                                                                        Weighted-                       Weighted-
                                                                          average                        average
                                                          Shares     exercise price      Shares      exercise price
                                                          ------     --------------      ------      --------------

Outstanding at beginning of year .................        179,148        $4.82            194,910        $4.94
Granted ..........................................         78,750         8.57                  -            -
Exercised ........................................         (7,560)        4.15            (15,762)        4.42
Forfeited or expired .............................              -            -                  -            -
                                                      -----------                      ----------
Outstanding at end of year .......................        250,338         5.98            179,148         4.82
                                                      ===========                      ==========
Options exercisable at year-end ..................        213,838                         130,559
Weighted - average fair value of options
    granted during the year ......................    $      8.57                      $        -
Shares available for grant .......................        126,192                         197,337

         The following table summarizes information at December 31, 1997:

                                                 Options outstanding                      Options exercisable
                                  ------------------------------------------------   ------------------------------
                                                     Weighted-
                                                       average           Weighted-                       Weighted-
 Range of                                            remaining            average                         average
  exercise                           Number          contractual          exercise       Number           exercise
    prices                         outstanding          life              price       exercisable           price
-----------                      --------------   ----------------   -------------   --------------   --------------
$4.98 - $3.98                         95,523         1.0 years          $  4.49           95,523         $  4.49
$5.47 - $4.97                         76,065         7.5 years             5.15           39,565            5.16
$8.57                                 78,750         9.7 years             8.57           78,750            8.57
                                   ---------                                          ----------
                                     250,338                                             213,838
                                   =========                                          ==========

NOTE 17 - EMPLOYEE BENEFIT PLANS

            The Bank maintains the Peoples National Bank 401(k) Retirement Plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Bank matches employee contributions equal to fifty percent of the first four percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $32,861, $28,223 and $19,457 were charged to operations during 1997, 1996 and 1995, respectively.

           Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies.

NOTE 18 - REGULATORY MATTERS

           The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                   To be well
                                                                                               capitalized under
                                                                         For capital           prompt corrective
                                                                       adequacy purposes       action provisions
                                                                       -----------------       -----------------
                                                      Actual                Minimum                 Minimum
                                                      ------                -------                 -------
                                                 Amount     Ratio      Amount      Ratio       Amount      Ratio
                                                 ------     -----      ------      -----       ------      -----
                                                                       (amounts in $000)
As of December 31, 1997
  Total Capital (to risk-weighted assets)      $    9,606   12.59%    $    6,106     8.0%     $    7,632    10.0%
  Tier I Capital (to risk-weighted assets)          8,652   11.34          3,053     4.0           4,579     6.0
  Tier I Capital (to average assets)                8,652    7.51          4,608     4.0           5,760     5.0
As of December 31, 1996
  Total Capital (to risk-weighted assets)           8,321   13.01          5,112     8.0           6,390    10.0
  Tier I Capital (to risk-weighted assets)          7,561   11.82          2,556     4.0           3,834     6.0
  Tier I Capital (to average assets)                7,561    8.19          3,693     4.0           4,616     5.0

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information, whether or not recognized in the balance sheet, when it is practical to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

           Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks and federal funds sold.


NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

           Securities are valued using quoted market prices. Fair value for the Company's off-balance-sheet financial instruments is based on the discounted present value of the estimated future cash flows.

           Fair value for variable rate loans that reprice frequently and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans (primarily commercial) maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

           Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing within one year are valued at their carrying value. Certificate of deposit accounts maturing after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

           Fair value for long-term debt is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar loans of comparable terms and credit quality.

           The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

           The estimated fair values of the Company's financial instruments are as follows:

                                                                                            December 31,
                                                                  1997                           1996
                                                     ----------------------------   -----------------------------
                                                        Carrying                       Carrying
                                                         amount        Fair value       amount        Fair value
Financial Assets:
  Cash and due from banks                            $   3,908,784   $  3,908,784   $   2,626,956   $   2,626,956
  Federal funds sold                                     4,570,000      4,570,000       9,700,000       9,700,000
  Securities available for sale                         20,320,579     20,320,579      15,774,248      15,774,248
  Securities held for investment                         3,852,356      3,953,648       3,312,304       3,348,651
  Loans                                                 76,849,103     76,726,000      66,164,624      65,798,000

Financial Liabilities:
  Deposits                                              96,189,848     96,441,809      80,194,463      80,291,108
  Federal funds purchased                                        -              -       1,000,000       1,000,000
  Securities sold under repurchase agreements            4,433,554      4,433,554       3,926,891       3,926,891
  Notes payable Federal Home Loan Bank                   2,030,612      2,026,000       5,397,959       5,397,959

Financial Instruments with Off-Balance-Sheet Risk:
  Commitments to extend credit                          18,014,527     18,014,527      14,312,517      14,312,517
  Standby letters of credit                              1,486,000      1,486,000       1,395,263       1,395,263









NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only):

                            CONDENSED BALANCE SHEETS

                           December 31,
                                                                                          1997            1996
                                                                                    -------------   ----------
ASSETS
  Cash ...................................................................          $     166,216   $    644,714
  Investment in bank subsidiary ..........................................              8,811,083      7,676,282
  Organization costs - net ...............................................                 16,752         20,474
  Land and building ......................................................                902,973        110,000
                                                                                    -------------   ------------
 .........................................................................          $   9,897,024   $  8,451,470
                                                                                    =============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Due to subsidiary ......................................................          $      54,611   $     48,213
  Account payable ........................................................                313,475              -
  Shareholders' equity ...................................................              9,528,938      8,403,257
                                                                                    -------------   ------------

                                                                                    $   9,897,024   $  8,451,470
                                                                                    =============   ============


                                           CONDENSED STATEMENTS OF INCOME
                                                                           For the years ended December 31,
                                                                           1997           1996            1995
                                                                    -------------   -------------   ----------
INCOME ........................................................     $     204,033   $     177,133   $   142,991
EXPENSE
  Amortization ................................................             3,722           3,722          3,722
                                                                    -------------   -------------   ------------
      Income before undistributed net income of bank subsidiary           200,311         173,411        139,269
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
  SUBSIDIARY ..................................................         1,103,462         891,374        714,354
                                                                    -------------   -------------   ------------
      Net income ..............................................     $   1,303,773   $   1,064,785   $    853,623
                                                                    =============   =============   ============

                                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                           For the years ended December 31,
                                                                           1997           1996            1995
                                                                    -------------   -------------   ----------
OPERATING ACTIVITIES
  Net income ..................................................     $   1,303,773   $   1,064,785   $    853,623
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Equity in undistributed net income of bank subsidiary .....        (1,103,462)       (891,374)      (714,354)
    Amortization ..............................................             3,722           3,722          3,722
                                                                    -------------   -------------   ------------
         Net cash provided by operating activities ............           204,033         177,133        142,991
                                                                    -------------   -------------   ------------
INVESTING ACTIVITIES
  Investment in bank subsidiary ...............................           (31,338)        (66,459)             -
  Purchase of land ............................................          (479,498)              -       (110,000)
                                                                    -------------   -------------   ------------
         Net cash used for investing activities ...............          (510,836)        (66,459)      (110,000)
                                                                    -------------   -------------   ------------



NOTE 20 - CONDENSED FINANCIAL INFORMATION, Continued


                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                                                                           For the years ended Decmber 31,
                                                                           1997            1996           1995
                                                                    -------------   -------------   ----------

FINANCING ACTIVITIES
  Proceeds from the sale of stock and exercise of stock options .          31,767          66,459        754,714
  Cash dividends ................................................        (203,462)       (177,133)      (142,991)
                                                                    -------------   -------------   ------------
         Net cash used for financing activities .................        (171,695)       (110,674)       611,723
                                                                    -------------   -------------   ------------
         Net change in cash .....................................        (478,498)              -        644,714
CASH, BEGINNING OF YEAR .........................................         644,714         644,714              -
                                                                    -------------   -------------   ------------
CASH, END OF YEAR ...............................................   $     166,216   $      644,71   $    644,714
                                                                    =============   =============   ============

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTS AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

ITEM 9.          DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                               Position                Position
       Name                    with Bank               with Company
       ----                    ---------               ------------

Garnet A. Barnes               Director                Director

William A. Carr                Director                Director

Charles E. Dalton              Director                Director

Robert E. Dye, Sr.          Chairman of the            Chairman of the
                               Board, Chief            Board, President
                               Executive Officer       Chief Executive
                               and Director            Officer and Director

Robert E. Dye, Jr.             Director of             Director of
                                 Expansion and           Expansion and
                                 Development             Development
                                 and Director            and Director

Marvin W. Ellenburg            Vice President-         Vice President
                                 Operations

W. Rutledge Galloway           Director                Director

Patricia A. Jensen             Vice President,         Vice President
                                 Cashier

E. Smyth McKissick, III        Director                Director

Eugene W. Merritt, Jr.         Director                Director

George B. Nalley, Jr.          Director                Director

R. Riggie Ridgeway           President and             Executive Vice President
                               Director                   President, Secretary
                                                          Treasurer and
                                                          Director

Nell W. Smith                  Director                Director

A. J. Thompson, Jr., M. D.     Director                Director

         Each of the directors of the Bank named above has served on the Board of Directors of the Bank since it was organized in August, 1986 with the exception of Messrs. Nalley and Ridgeway (who were elected to the Board in October 1986), Mr. Carr (who was elected to the Board in September 1987), Messrs. McKissick and Merritt (who were elected to the Board in July 1992), Mr. Dalton (who was elected to the Board in December 1992) and Mr. Dye, Jr. (who was elected to the Board in November 1997). Each director of the Bank serves a term of one year and is elected by the Company as the Bank's sole Shareholder. The Bank's officers are appointed by the Board of Directors of the Bank and hold office at the will of the Board.

         Each of the directors of the Company named above has served on the initial Board of Directors of the Company since March 1992, with the exception of Messrs. Dalton, McKissick and Merritt (who were elected to the Board in April
1993) and Mr. Dye, Jr. (who was elected to the Board in November 1997). The Board of Directors of the Company is divided into three classes and the directors are elected to classified terms with one-third of the directors being elected at each Annual Meeting of Shareholders. Each class serves a term of three years. The Company's officers are appointed by the Board of Directors of the Company and hold office at the will of the Board. The Company's officers named above have served in such capacities since the formation of the Company in 1992.

         Garnet A. Barnes, age 73, has been President of Barnes Real Estate, Inc. since 1964. In addition, Mr. Barnes is President of Insurance Investment, Inc. and Smithfields Development Corporation and Vice President and Secretary of Pinnacle Associates.

         William A. Carr, age 71, has served as mayor of the City of Easley, South Carolina since 1983.

         Charles E. Dalton, age 55, has been President and Chief Executive Officer of Blue Ridge Electric Cooperative, located in Pickens, South Carolina, since 1982. Mr. Dalton is past president of the Association of Electric Cooperatives of South Carolina.

         Robert E. Dye, Sr., age 56, has served as Chairman of the Board and Chief Executive Officer of the Bank since August 1986. Mr. Dye served as President of the Bank from 1986 through 1995. Mr. Dye was involved in the organization of the Bank from July 1985 to August 1986, at which time the Bank opened for business. Prior to joining the Bank, Mr. Dye served as Chairman of the Board and Chief Executive officer of Carolina National Bank until 1983 when the bank was acquired by C & S National Bank of South Carolina. Mr. Dye served as Senior Vice President/Regional Executive for C & S until 1985 when he resigned to organize the Bank.

         Robert E. Dye, Jr., age 30, has served as Director of Expansion and Development for the Bank and Company since November 1997. Prior to joining the Bank, Mr. Dye was Vice President at Britt, Peters & Associates, Inc., an engineering firm in Greenville, South Carolina. Mr. Dye also served as an engineer for South Carolina operations of Vulcan Materials Company

         Marvin W. Ellenburg, age 60, has served as Vice President and Operations Officer of the Bank since 1986. Mr. Ellenburg served as Operations Officer, Trust Officer and branch manager of C & S National Bank of South Carolina from 1983 to 1986.

         W. Rutledge Galloway, age 54, has been President of Galloway-Tripp, Inc., a commercial insulation contractor, since 1972. Mr. Galloway also serves as director of the Greenville, South Carolina Home Builders
Association.

         Patricia A. Jensen, age 44, has been Vice President and Cashier of the Bank since 1986. From 1983 to 1986, Mrs. Jensen served variously as Assistant Controller and Assistant Deputy Controller with First Union National Bank.

         E. Smyth McKissick, III, age 40, has been President of Alice Manufacturing Company, a textile manufacturing company, since 1988. Mr. McKissick is a member of the Board of Directors of the South Carolina Textile Manufacturers Association and the American Textile Manufaurers Association. In addition, Mr. McKissick is on the Board of Trustees of the Institute of Textile Technology and is a member of the American Textile Institute.

         Eugene W. Merritt, Jr., age 53, has been co-owner and President of Merritt Brothers, Inc., a commercial landscape company, since 1971. In addition, Mr. Merritt is a co-owner of Merritt Brothers Tree Farm located in Easley, South Carolina. Mr. Merritt is currently serving as a member of the Board of Directors of the Ag First Farm Credit Bank in Columbia, South Carolina.

         George B. Nalley, Jr., age 59, has been Managing partner of Nalley Commercial Properties since 1964 and is also President of Easley Lumber Company, Quality Construction Company, Nalley Construction Company and Town N' Country Realty, Inc., each of which is located in the Easley, South Carolina area.

         R. Riggie Ridgeway, age 51, has been Executive Vice President, Senior Loan Officer and a director of the Bank from 1986 through 1995. Mr. Ridgeway was promoted to President of the Bank in 1996, and continues to serve as a director. Mr. Ridgeway, who has been involved in the banking industry for over 27 years, served as Vice President of Commercial Banking at American Federal Savings Bank,
N. A. from 1983 to 1986.

         Nell W. Smith, age 69, has been a director of the bank since August 1986. Ms. Smith served as a South Carolina State Senator from 1981 to 1993. Ms. Smith is currently serving on the Clemson University Board of Nursing and as a board member of the Alliance for South Carolina Children. Ms. Smith also serves on the Intergenerational Board for At Risk Youth, the South Carolina State Board of Education, the South Carolina State United Fund and the Office of the South Carolina Governor's "Link" program.

         A. J. Thompson, Jr., M. D., age 50, has practiced ophthalmology in Easley South Carolina since 1981 and is a principal and director of the Jervey Eye Group, P. A.

         Robert E. Dye, Jr., Director of Expansion and Development for the Company and Bank is the son of Robert E. Dye, Sr., Chairman of the Board, Chief Executive Officer and Director of the Company and Bank.

         During fiscal 1997, directors of the Company received fees of $500 in January and received $700 per regular board meeting the remainder of 1997, regardless of attendance. The Company paid an aggregate of $91,600 in director fees for 1997.

         The Bank of Anderson, N. A., in organization, announced in February 1998 its Board of Directors. They include:

         Robert E. Dye, Sr., serves as Chairman, President and Chief Executive Officer of Peoples Bancorporation, Inc. Mr. Dye is also Chief Executive Officer and Director of The Peoples National Bank. Mr. Dye will be Chairman of the Anderson bank.

         David King, co-owner of Sullivan King Mortuary will serve as President and Chief Executive Officer of the Anderson bank. Mr. King was President and CEO of Barrow Bank and Trust in Winder, Georgia, and has been in banking for 23 years.

         E. Stephen Darby is President and General Manager of Darby Electric, Inc. in Anderson. Mr. Darby received the 1995 Small Business Person of the Year Award from the Anderson Area Chanber of Commerce. He vurrently serves on the Tri-County Technical College Foundation Board and Anderson College Trustee Board.

         Myrtle E. Gillespie, who has lived in Anderson for 28 years and has served as a board member of the Greater Anderson Musical Arts Consortium since its founding and is a member of the Anderson County Medical Alliance.

         Andrew M. McFall III, a sixth-generation Anderson native, retired from banking in 1995 after working with Anderson Savings and Loan and its successors. Mr. McFall is a member of the Greater Anderson Rotary Club, a life member of Sertoma and past president of the South Carolina Controllers Society.

         D. Kirkland Oglesby, who retired recently after 30 years as president and chief executive officer of Anderson Area Medical Center. During his 45 years in the health care industry, Mr. Oglesby served as Chariman of the South Carolina Hospital Association, the American Hospital Association, the American College of Health Care Executives and the Joint Commission of Accreditation of Health Care Organizations.

         J. Calhoun Pruitt has been an Anderson lawyer since 1974 and also works in real estate development. Mr. Pruitt is a member of the Anderson Area Chamber of Commerce, a member of the Greenville Pwer Squadron, a member of First Presbyterian Church and a former member of the Anderson Jaycees.
         Robert M. Rainey, is a senior environmental engineer with RMT Inc. in Greenville, a firm of Consulting Engineers in Greenville and a cattle farmer.. He has served as trustee for Anderson Area Medical Center and AnMed Healthy Futures Trust, an Advisory Board Member of the Salvation Army, an Executive Board Member for the Blue Ridge Council of the Boy Scouts of America, Chairman of Anderson County Arts Council Endowment Committee and on the Board of Directors of Anderson YMCA.

         .Larry D. Reeves is senior vice president and general manager of Cromer Food Services, an Anderson food and beverage vending company. Mr. Reeves currently serves as Treasurer of Christian Youth Camp, Inc., Advisory Borad member of the Salvation Army, member of the Anderson Rotary Club and Building Authority member of Anderson County Courthouse.

         The Bank of Anderson, N. A., in organization, with its new board, is moving ahead with applications to the Office of the Comptroller of Currency, Federail Deposit Insurance Commission and Federal Reserve.

ITEM 10.         EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by either the Company or the Bank to or on behalf of the Company's Executive Officers for the years ended December 31, 1997, 1996 and 1995:

                                                                                Long-Term
        Name and             Annual Compensation            Compensation        All Other
  Principal Position        Year           Salary           Stock Options     Compensation (1)
  ------------------        ----           ------           -------------     ----------------

Robert E. Dye, Sr.         1997           $123,021               75,996            $ 3,688
  President and Chief      1996           $110,460               36,203            $ 2,892
  Executive officer        1995           $101,290               34,479            $ 1,942

R. Riggie Ridgeway         1997           $116,908               38,013            $ 3,504
  Executive Vice           1996           $104,840               18,102            $ 2,916
  President                1995           $ 96,690               17,240            $ 1,874
------------------------

(1) Represents the Bank's matching contribution under the Bank's 401(k) Plan during 1997, 1996 and 1995

         The Board of Directors has approved supplemental benefits for certain executive officers of the Bank. These benefits were funded in 1997 through the purchase of whole life insurance policies and are reflected in the Company's balance sheet as other assets.

Incentive Stock Option Plan

         On March 8, 1993, the Board of Directors of the Company adopted the 1993 Peoples Bancorporation, Inc. Incentive Stock Option Plan (the "Plan"). Shareholders of the Company approved the Plan at the 1993 Annual Meeting of Shareholders. The Plan authorizes options for up to 382,882 shares and provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% of the fair market value of the stock on the date the option is granted (or 110% in the case of an option granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company), and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of his or her Stock Option Agreement and the plan. Stock options granted pursuant to the 1993 Plan expire no later than ten (10) years from the date on which such option is granted, except in the case of options granted to 10 percent (10%) shareholders, which options expire not later than five (5) years from the date on which such option is granted.

         During 1997, no options to purchase shares of the Company's common stock were granted under the 1993 Peoples Bancorporation, Inc. Incentive Stock Option Plan.

         The following table presents information regarding the value of options outstanding under the Incentive Stock Option Plan at December 31, 1997:

                                                Fiscal Year End Option Values
                                                -----------------------------
                                        Number of                          Value of
                                   Unexercised Options                Unexercised Options
                                   At Fiscal year End                  At Fiscal year End
   Name/Position              Exercisable/Unexercisable            Exercisable/Unexercisable
   -------------              -------------------------            -------------------------

Robert E. Dye,    Sr.            63,481 / 12,515                          $4.98 / $5.47
  President and Chief
  Executive Officer

R. Riggie Ridgeway,              38,013 / 6,256                           $3.98 / $4.97
  Executive Vice
  President


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 9, 1998 with respect to the ownership of the outstanding common stock of the Company by
(I) all persons known to the Company to own beneficially more than five percent (5%) of the outstanding common stock of the Company, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group:

                                                              Shares of
     Name of                                                 Common Stock           Exercisable       Percent of
Beneficial Owner                                         Beneficially Owned(1)     Stock Options       Total (1)
----------------                                         ---------------------     -------------       ---------

Garnet A. Barnes (2) ..............................              46,692                 10,500             2.46%

William A. Carr ...................................              11,570                 10,500                 *
Charles E. Dalton .................................               6,014                  5,250                 *
Robert E. Dye , Sr.(3) ............................             301,751                 63,481            15.87%
Robert E. Dye, Jr. (4) ............................              38,499                      0             2.03%
W. Rutledge Galloway (5) ..........................              36,618                 10,500             1.93%
E. Smyth McKissick, III ...........................              22,928                  5,250             1.21%
Eugene W. Merritt, Jr .............................              10,220                  5,250                 *
George B. Nalley, Jr. (6) .........................              58,854                 10,500             3.10%
R. Riggie Ridgeway ................................              35,369                 31,757             1.86%
Nell W. Smith .....................................              18,536                 10,500                *
A. J. Thompson, Jr., M.D. .........................              57,484                 10,500             3.02%
Directors and Officers
  As a Group (14 persons) .........................             671,878                188,701            35.34%

*  Less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the named individual or entity has sole voting and investment power with respect to all shares.

(2)  Includes 19,300 shares owned by Mr. Barnes' wife.

(3) Includes 117,958 shares by Mr. Dye, Sr.'s wife. Mr. Dye, Sr.'s business address is 1800 East Main Street, Easley, South Carolina 29640.

(4) Includes 2,414 shares owned jointly with Mr. Dye, Jr.'s wife and 1,490 shares held by Mr. Dye, Jr.'s minor child.

(5) Includes 26,118 shares held in the name of Galloway-Tripp, Inc. Profit Sharing Plan for the benefit of Mr. Galloway. Mr. Galloway is the President of Galloway-Tripp, Inc.

(6) Includes 12,058 shares owned by Mr. Nalley's wife and an aggregate of 20,622 shares held in two trusts administered by Mr. Nalley.

(7) Includes 6,446 shares held by Dr. Thompson's wife and 10,464 shares held by each of Dr. Thompson's two minor children.

1997 Non-Employee Director Stock Option Plan

         On March 10, 1997, the Board of Directors of the Company adopted the 1997 Non-Employee Director Stock Option Plan (the "1997 Plan"). Shareholders of the Company approved the 1997 Plan at the 1997 Annual Meeting of Shareholders. The 1997 Plan authorizes options for up to 168,000 shares and provides for the granting to non-employee director's options under a non-discretionary formula set forth in the 1997 Plan. The option exercise price of each option must not be less than 100% of the fair market value of the shares on common stock of the Company on the date of grant, and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of his or her Stock Option Agreement and the 1997 Plan. Stock options granted pursuant to the 1997 Plan expire no later than ten (10) years from the effective date of the 1997 Plan.

         During 1997, seventy-eight thousand seven hundred and fifty (78,750) options to purchased shares of the Company's common stock were granted.

         The following table presents information regarding the value of options outstanding at December 31, 1997 under the 1997 Plan.

                                          Fiscal Year End Option Values
                                          -----------------------------
                                         Number of              Value of
                                  Unexercised Options     Unexercised Options
    Name                           At Fiscal year End*    At Fiscal year End*
    ----                           -------------------    -------------------

Garnet A. Barnes                         10,500                  $8.57
William A. Carr                          10,500                  $8.57
Charles E. Dalton                         5,250                  $8.57
W. Rutledge Galloway                     10,500                  $8.57
E. Smyth McKissick, III                   5,250                  $8.57
Eugene W. Merritt, Jr.                    5,250                  $8.57
George B. Nalley, Jr.                    10,500                  $8.57
Nell W. Smith                            10,500                  $8.57
A. J. Thompson, Jr., M. D.               10,500                  $8.57

*  All options are currently exercisable.


ITEM 11.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank has outstanding loans to certain of its directors, executive officers, their associates and members of their immediate families of such directors and executive officers. All of such loans were made in the ordinary course of business, were made on substantially the same terms including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The Bank operates a branch office in Powdersville, South Carolina, which is approximately seven miles east of the Bank's main office in Easley,

South Carolina. The branch building is leased from a partnership in which W. Rutledge Galloway, a director of the Company and the Bank, holds a 33.3% interest. The lease was entered into on December 10, 1987 for an initial period of seven years and was renewed in December 1994 for an additional five years, at a monthly rate of $2,953.69. The lease additionally provides for two additional consecutive renewal options of five yeas each and each renewal calls for a 12% increase in the annual renewal rate. The minimum annual rental payment required in 1998 under this lease is $35,228. Bank management considers the lease rate to be comparable to prevailing lease rates of similar facilities and not unfavorable to the Bank. During 1995, the Company purchased unimproved last at its appraised value of $110,000 from an executive officer and a member of the Board of Directors.

         The son of the Chairman of the Board of Directors and Chief Executive Officer, Robert E. Dye, Jr., was voted a Director of the Company and Bank at the November, 1997 meeting of the Company's Board of Directors. Robert E. Dye, Jr. also became an employee of the Bank in November 1997 in the capacity of Director of Expansion and Development.


ITEM 12.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

         The following exhibits are filed with or incorporated by reference in this Report. The exhibits which are designated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, Registration Number 33-46649 filed with the Commission on March 25, 1992 (the "S-4), or (ii) the Registration Statement on Form SB-1 under the Securities Act of 1933 for the Registrant, Registration Number 33-78602, declared effective by the Commission on July 25, 1994, and amended effective by the Commission on February 6, 1995, as amended ("the SB-1"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.        Description of Exhibit

*2.1 Form of Registration and Consolidation Agreement among The Peoples National Bank, New Peoples National Bank and Peoples Bancorporation, Inc. (S-4).

*3                 (i)  Articles  of  Incorporation  dated  March 6,  1992  (S-4
                   Exhibit 3.1).

*3(ii)             Bylaws adopted March 7, 1992 (S-4 Exhibit 3.2).

*4.1               Specimen  Common  Stock  Certificate   (S-4).  *4.2  Form  of
                   Subscription Agreement (SB-1 Exhibit 4.1).

*10.1 Lease agreement, dated December 10, 1987 between Rut Galloway, Bobby Sexton, Alva Goodwin, as landlord, and The Peoples National Bank, as Tenant, relating to the branch facility in Powdersville, South Carolina (S-4).

*10.2 Construction Contract dated October 19, 1993 between the Bank and Norungelo-Davis, Inc. relating to the construction of the Bank's Pickens, South Carolina branch office building (SB-1
                   Exhibit 6.2).

*10.3 Peoples Bancorporation, Inc. 1993 Incentive Stock Option Plan (SB-1 Exhibit 6.3).

*10.4              Contract for the Sale of Stock between the  Registrant and W.
                   C. Smith & Co., Inc. (SB-1 Exhibit 1.1).

*10.5 Noncompetition, Severance and Employment Agreement entered into between the Company and Robert E. Dye. Incorporated by reference to Exhibit 10.5 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31,

                   1995. Commission File no. 33-78607.

*10.6 Noncompetition, Severance and Employment Agreement entered into between the Company and R. Riggie Ridgeway. Incorporated by reference to Exhibit 10.6 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File No. 33-78607.

10.7               Peoples Bancorporation,  Inc 1997 Non-Employee Director Stock
                   Option Plan.


        (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto authorized.


                          Peoples Bancorporation, Inc.


Dated:  March 9, 1998     By:   /s/ Robert E. Dye
                                -----------------
                                  Robert E. Dye
                             Chairman of the Board,
                               President and Chief
                                Executive Officer


Dated:  March 9, 1998      By:  /s/ R. Riggie Ridgeway
                                ----------------------
                               R. Riggie Ridgeway
                             Secretary and Treasurer
                            (principal financial and
                               accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and the dates indicated:


       Signature                          Title                       Date


/s/ Garnet A. Barnes                     Director                March 9, 1998
---------------------------------
Garnet A. Barnes

/s/ William A. Carr                      Director                March 9, 1998
---------------------------------
William A. Carr

                                         Director                March 9, 1998
---------------------------------
Charles E. Dalton

/s/ Robert E. Dye, Sr.                   President, Chief        March 9, 1998
---------------------------------
Robert E. Dye. Sr.                        Executive Officer
                                          and Director

/s/ Robert E. Dye, Jr.                   Director                March 9, 1998
---------------------------------
Robert E. Dye, Jr.

/s/ W. Rutledge Galloway                 Director                March 9, 1998
---------------------------------
W. Rutledge Galloway

/s/ E. Smyth McKIssick, III              Director                March 9, 1998
---------------------------------
E. Smyth McKissick, III

/s/ Eugene W. Merritt, Jr.               Director                March 9, 1998
---------------------------------
Eugene W. Merritt, Jr.

/s/ George B. Nalley, Jr.                Director                March 9, 1998
---------------------------------
George B. Nalley, Jr.

/s/ R. Riggie Ridgeway                   Secretary,              March 9, 1998
---------------------------------
R. Riggie Ridgeway                        Treasurer and
                                          Director

/s/ Nell W. Smith                        Director                March 9, 1998
---------------------------------
Nell W. Smith

                                         Director                March 9, 1998
---------------------------------
A.   J. Thompson, Jr., M. D.



     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Copies of proxy materials are being furnished to the Commission under separate cover. No annual report has been sent to security holders.