Form 10KSB40/A
period 1997-12-31
PEOPLES BANCORPORATION INC /SC/
filed 1998-04-27
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 25049


                                  FORM 10-KSB/A


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

         The Company accounts for impaired loans in accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provision of SFAS No.114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized is $195,000 and $0, respectively. The impairment allowance is included in the allowance for loan losses.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Company's allowance for loan losses is furnished in the following table for the years ended December 31, 1997 and 1996.

                                                       Years  Ended December 31,
                                                            1997          1996
                                                          --------     --------

Balance at beginning of year                              $760,679     $669,664


Charge-offs:
  Commercial and Industrial............................     31,941       42,805
  Real Estate .........................................      8,273        2,447
  Consumer ............................................     86,163      147,805
                                                          --------     --------
                                                           126,377      193,057
                                                          --------     --------

                                                       Years  Ended December 31,
                                                            1997          1996
                                                          --------     --------
Recoveries:
  Commercial and Industrial............................     11,606        9,727
  Real Estate .........................................      1,747        1,150
  Consumer ............................................     15,008       13,115
                                                          --------     --------
                                                            28,361       23,992
Net Charge-offs .......................................     98,016      169,065


Provision for loan losses .............................    324,475      260,080
                                                          --------     --------
Balance at end of year ................................   $987,138     $760,679
                                                          ========     ========

Asset Quality Ratios:

Net Charge-offs to average loans
  outstanding during the period ........................      0.13%       0.28%
Net charge-offs to total loans
  outstanding at end of period .........................      0.13%       0.26%
Allowance for loan losses to
  average loans ........................................      1.33%       1.26%
Allowance for loan losses to
  total loans ..........................................      1.29%       1.15%
Net charge-offs to allowance
  for loan losses ......................................      9.93%      22.23%
Net charge-offs to provision
  for loan losses ......................................     30.21%      65.00%

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

         In calculating the amount required in the Allowance for Loan Losses, management applies a consistent methodology that is updated monthly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as other off-balance sheet credit risks such as loan commitments and standby letters of credit. In general, consumer and commercial and industrial loans are considered to have the greatest degree of risk as compared to real estate secured loans. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might effect the general quality of the loan portfolio. Management's calculation of the Allowance for Loan Losses does not provide an allocation by individual loan categories. Under management's present policies, the minimum allowance will not be less than 1.0% of the Company's outstanding total loans plus $100,000.


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

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 1997:

                                                                                                    Amortized             Weighted
                                                                                                      Cost             Average Yield
                                                                                                 -------------         -------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury
  and other Government
  agencies:
     0 - 1 Year ...................................................................                $ 7,930,096             6.85%
     1 - 5 Years ..................................................................                  8,037,213             5.91%
     5 - 10 Years .................................................................                  1,385,610             6.36%
     Greater than 10 Years ........................................................                  1,253,058             6.72%

State & political subdivisions:
     0 - 1 Year ...................................................................                    921,988             8.60%*
     1 - 5 Years ..................................................................                    125,937             9.38%*

Other Securities:
     No stated maturity ...........................................................                    696,126             6.09%
          Total ...................................................................                $20,350,028             5.97%
                                                                                                   ===========

HELD FOR INVESTMENT State & political subdivisions:
     1 - 5 Year ...................................................................                $ 2,415,831             8.46%*
     5 - 10 Years .................................................................                  1,436,525             7.60%*
                                                                                                   -----------
          Total ...................................................................                $ 3,852,356             8.14%*
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

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 1997:


                                                    Time Certificates
                                                        of Deposit
             3 months or less                            $8,839,092
             4 - 6 months                                 5,751,870
             7 - 12 months                                5,665,552
             Over 12 months                               2,282,533
                                                         ----------
               Total                                     $22,539,047



RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 1997 and 1996 are as follows:


                                                             December 31,
                                                          1997             1996
                                                          ----             ----
                 Return on Average Assets                 1.21%            1.21%
                 Return on Average Equity                14.34%           13.30%
                 Average Equity to Average
                      Assets Ratio                        8.44%            9.08%
                 Dividend Payout Ratio                   16.06%           16.88%

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 1997 and 1996. These borrowings consist of federal funds purchased and securities sold under agreement to repurchase, which generally mature on a one business day basis.

                                                1997                    1996
                                                ----                    ----


Balance at year end                         $4,433,554               $4,926,891
Rate at year end                               3.10%                    3.10%
Maximum amount outstanding at any
   month end                                $4,955,332               $8,293,500
Average amount outstanding during
   the year                                 $4,686,696               $4,831,048
Average rate paid during the year              3.10%                    3.11%


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
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12
SHAREHOLDERS' EQUITY
   Common stock - 10,000,000 and 5,000,000 shares authorized; $1.67 and $3.33 par
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

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto authorized.


                          Peoples Bancorporation, Inc.


Dated:  April 27, 1998    By:   /s/ Robert E. Dye
                                -----------------
                                  Robert E. Dye
                             Chairman of the Board,
                               President and Chief
                                Executive Officer


Dated:  April 27, 1998     By:  /s/ R. Riggie Ridgeway
                                ----------------------
                               R. Riggie Ridgeway
                             Secretary and Treasurer
                            (principal financial and
                               accounting officer)

                                 EXHIBIT INDEX

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