Form 10QSB
period 1998-03-31
PEOPLES BANCORPORATION INC /SC/
filed 1998-05-15
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                            March 31, 1998 000-20616

                          PEOPLES BANCORPORATION, INC.
          (Exact name of small business issuer as specified in charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X___ No _______

The number of outstanding shares of the issuer's $1.67 par value common stock as of May 11, 1998 was 1,693,010.

                 Transitional Small Business Disclosure Format:

                             Yes _______ No ___X___

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                           March 31,                    December 31,
                                                                                   1998                 1997                1997
                                                                                   ----                 ----                ----
                                                                                           Unaudited                      Audited
ASSETS
CASH AND DUE FROM BANKS .............................................       $   4,673,321        $   2,777,234        $   3,908,784
FEDERAL FUNDS SOLD ..................................................           4,840,000            2,930,000            4,570,000
SECURITIES
  Available for sale ................................................          24,937,591           18,384,174           20,320,579
  Held for investment (market value of $3,954,908
    $3,571,234 and $3,953,648) ......................................           3,849,663            3,571,299            3,852,356
LOANS - less allowance for loan losses of $1,003,382
    $801,039 and $987,138 ...........................................          75,829,897           69,183,452           75,861,965
PREMISES AND EQUIPMENT, net of accumulated
    depreciation and amortization ...................................           2,949,642            1,878,073            2,673,712
ACCRUED INTEREST RECEIVABLE .........................................             857,226              731,042              878,459
OTHER ASSETS ........................................................           1,600,314              712,030            1,350,449
                                                                            -------------        -------------        -------------

TOTAL ASSETS ........................................................       $ 119,537,654        $ 100,167,304        $ 113,416,304
                                                                            =============        =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing ...............................................       $  12,790,362        $   9,497,317        $  11,007,809
  Interest-bearing ..................................................          91,034,527           71,888,606           85,182,039
                                                                            -------------        -------------        -------------
     Total deposits .................................................         103,824,889           81,385,923           96,189,848
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS ........................................................           2,731,399            4,159,555            4,433,554
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................           2,000,000            5,020,405            2,030,612
ACCRUED INTEREST PAYABLE ............................................             979,271              781,036              860,877
OTHER LIABILITIES ...................................................             170,354              219,656              391,924
                                                                            -------------        -------------        -------------
     Total liabilities ..............................................         109,705,913           91,566,575          103,906,815
                                                                            -------------        -------------        -------------

SHAREHOLDERS' EQUITY
Common Stock-10,000,000 shares authorized, $1.67
  par value per share, 1,693,010 shares and .........................           1,687,250
  shares  outstanding  at March 31, 1998 and December 31,
  1997, respectively; 5,000,000 shares authorized, $3.33
  par value per share,  800,071 shares outstanding at
  March 31, 1997  ...................................................           2,827,327            2,664,237            2,817,708
Additional paid-in capital ..........................................           5,171,330            4,232,918            5,158,024
Retained earnings ...................................................           1,851,972            1,805,617            1,553,206
Unrealized loss on securities available for sale ....................             (18,888)            (102,043)             (19,449)
                                                                            -------------        -------------        -------------
     Total shareholders' equity .....................................           9,831,741            8,600,729            9,509,489
                                                                            -------------        -------------        -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ............................       $ 119,537,654        $ 100,167,304        $ 113,416,304
                                                                            =============        =============        =============

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                   1998                     1997
                                                                                                   ----                     ----
INTEREST INCOME
Interest and fees on loans ......................................................              $ 1,741,430               $ 1,606,831
Interest on securities
     Taxable ....................................................................                  304,377                   276,131
     Tax-exempt .................................................................                   60,907                    59,479
Interest on fed funds ...........................................................                   85,105                    51,893
                                                                                               -----------               -----------

Total interest income ...........................................................                2,191,819                 1,994,334
                                                                                               -----------               -----------

INTEREST EXPENSE
Interest on deposits ............................................................                1,017,382                   786,873
Interest on federal funds purchased and securities
     sold under repurchase agreements ...........................................                   36,650                    40,741
Interest on notes payable Federal Home Loan Bank ................................                   28,530                    78,945
                                                                                               -----------               -----------

Total interest expense ..........................................................                1,082,562                   906,559
                                                                                               -----------               -----------

Net interest income .............................................................                1,109,257                 1,087,775

PROVISION FOR LOAN LOSSES .......................................................                   (2,500)                   46,740
                                                                                               -----------               -----------

Net interest income after provision for loan losses .............................                1,111,757                 1,041,035
                                                                                               -----------               -----------

NON-INTEREST INCOME
Service fees and other income ...................................................                  317,673                   193,175
                                                                                               -----------               -----------

NON-INTEREST EXPENSE
Salaries and benefits ...........................................................                  500,083                   415,815
Occupancy .......................................................................                   56,974                    41,302
Equipment .......................................................................                   66,698                    64,553
Other operating expenses ........................................................                  272,162                   194,501
                                                                                               -----------               -----------
                                                                                                   895,917                   716,171

Income before income taxes ......................................................                  533,513                   518,039

PROVISION FOR INCOME TAXES ......................................................                  176,060                   170,950
                                                                                               -----------               -----------

Net income ......................................................................              $   357,453               $   347,089
                                                                                               ===========               ===========

BASIC NET INCOME PER COMMON SHARE ...............................................              $      0.21               $      0.22
                                                                                               ===========               ===========
DILUTED NET INCOME PER COMMON SHARE .............................................              $      0.20               $      0.21
                                                                                               ===========               ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC ......................................................................                1,693,010                 1,600,142
     DILUTED ....................................................................                1,822,400                 1,688,030
                                                                                               ===========               ===========

DIVIDENDS PAID PER COMMON SHARE .................................................              $     0.035               $      0.03
                                                                                               ===========               ===========

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                    1998                     1997
                                                                                                    ----                     ----

Net income ......................................................................                $ 357,453                $ 347,089
Other comprehensive income, net of tax:
  Unrealized income (loss) on securities:
     Unrealized income (loss) arising during period .............................                      561                  (76,779)
                                                                                                 ---------                ---------
Other comprehensive income ......................................................                      561                  (76,779)
                                                                                                 ---------                ---------
Comprehensive income ............................................................                $ 358,014                $ 270,310
                                                                                                 =========                =========

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                     1998                   1997
                                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .......................................................................            $    357,453             $    347,089
Adjustments to reconcile net cash provided
by operating activities
Provision for loan losses ........................................................                  (2,500)                  46,740
Depreciation .....................................................................                  49,804                   13,477
Net amortization and (accretion) of premiums and
  discounts on securities ........................................................                  14,833                   13,924
(Increase) decrease in accrued interest receivable ...............................                  21,233                   (2,110)
Increase in other assets .........................................................                (265,678)                (393,453)
Increase in accrued interest payable .............................................                 118,395                  105,440
Increase (decrease) in other liabilities .........................................                (203,100)                 389,568
                                                                                              ------------             ------------
     Net cash provided by operating activities ...................................                  90,440                  520,675
                                                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held for investments .....................................                       0                 (261,214)
Purchases of securities available for sale .......................................              (8,267,090)              (5,744,175)
Proceeds from the maturity of securities available for sale ......................                 938,769                2,700,000
Proceeds from the call of securities available for sale ..........................               2,700,000                        0
Net (increase) decrease in loans .................................................                  32,068               (3,779,507)
Proceeds from the sale of property ...............................................                       0                   39,000
Purchase of premises and equipment ...............................................                (325,734)                 (83,150)
                                                                                              ------------             ------------
     Net cash used by investing activities .......................................              (4,921,987)              (7,129,046)
                                                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .........................................................               7,635,041                1,181,540
Net increase (decrease) in securities sold under
  repurchase agreements ..........................................................              (1,702,155)                 232,664
Net decrease in notes payable to Federal home Loan Bank ..........................                 (30,612)              (1,377,551)
Proceeds from stock options exercised ............................................                  22,925                        0
Cash dividend ....................................................................                 (59,115)                 (48,004)
                                                                                              ------------             ------------
     Net cash (used) provided by financing activities ............................               5,866,084                  (11,351)
                                                                                              ------------             ------------

     Net decrease in cash and cash equivalents ...................................               1,034,537               (6,619,722)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................               8,478,784               12,326,956
                                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................            $  9,513,321             $  5,707,234
                                                                                              ============             ============

CASH PAID FOR
Interest .........................................................................            $    890,327             $    726,416
                                                                                              ============             ============
Income taxes .....................................................................            $     19,003             $     19,650
                                                                                              ============             ============

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of these policies is included in the 1997 Annual Report to shareholders.

STATEMENT OF CASH FLOWS

    Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

    The board of Directors declared a cash dividend of $0.035 per common share to shareholders of record March 19, 1998, payable March 31, 1998.

    The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. This statement requires that the Company present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 1,693,010 at March 31, 1998 and 1,600,142 at March 31, 1997. The weighted average number of common shares outstanding for diluted net income per common share was 1,822,400 at March 31, 1998 and 1,688,030 at March 31, 1997.

     The Company issued a five-percent common stock dividend and a two-for-one stock split in 1997. Net income per common share in 1997 has been restated to reflect these transactions.

NONPERFORMING LOANS

    As of March 31, 1998, there were fifteen nonaccrual loans totaling $805,376 and one loan 90 days past due or more as to principal or interest payments totaling $39,680.

MANAGEMENT'S OPINION

    In the opinion of management, the accompanying unaudited financial statements of Peoples Bancorporation, Inc. contain all adjustments necessary to fairly present the financial results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1997 Annual Report of Peoples Bancorporation, Inc. on Form 10-KSB/A. Results of operations for the three-month period ending March 31, 1998 are not necessarily indicative of the results to be attained for any other period.

Forward Looking Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates' rates inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Peoples National Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

Overview

    Peoples Bancorporation, Inc. (the "Company"), headquartered in Easley, South Carolina, was incorporated on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National Bank (the "Bank") into a bank holding company structure which reorganization resulted in the ownership by the Company of 100% of the issued and outstanding shares of common stock of the bank.

    The Bank, a nationally chartered financial institution, operates three offices, in Easley, Pickens and Powdersville, South Carolina.

    The Bank received regulatory approval in September 1997 to open a branch office in Seneca, South Carolina. Construction has begun on this office and the loan purchase, building construction and equipment purchases are estimated to cost $965,000. The new branch is anticipated to open in the latter part of 1998 upon completion of the construction.

    In October 1997, the Company announced it would be forming a new bank in Anderson, South Carolina. The announcement of Regions Financial Corporation purchasing First United Bancorporation, based in Anderson, South Carolina created an opportunity for the Company. Anderson, whose $960 million in deposits represents a market three times as large as Easley, is better suited for a full-fledged locally owned community bank. Consequently, Bank of Anderson, N. A. is currently in the application process through regulatory channels and is expected to open in the latter part of 1998. The size of the new market potential will necessitate a stock offering to capitalize the Anderson bank.

    The Bank intends to enter into a construction contract in the second quarter of 1998 for the construction of a building in Anderson South Carolina. The new building will house the operations of the new bank ("Bank of Anderson, N. A." in organization) which will be a wholly owned subsidiary of the Company. The land purchase, building construction and equipment purchases are estimated to cost $1,125,000. The new bank is expected to open in the latter part of 1998 upon receipt of all regulatory approvals.

    The Company and the Bank presently employ 56 full-time and part-time persons. With the addition of the Seneca branch and the new bank in Anderson, we expect to employ additional 20 persons.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

    The Company's net income for the first quarter of 1998 was $357,453, or $0.20 per fully diluted share. For the first quarter of 1997, net income was $347,089, or $0.21 per fully diluted share. Net interest income increased approximately $21,482 for the first quarter of 1998, compared to the year earlier period. Return on average equity for the three months ended March 31, 1998 was 14.67% compared to 16.09% for the same period in 1997. Return on average assets for the three months ended March 31, 1998 was 1.22% compared to 1.38% for the same period in 1997.

    The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before the provision for loan losses for the first quarter of 1998 increased $21,482 or 1.97% over the first quarter of 1997. Net interest income after provision for loan losses for the three months ended March 31, 1998 increased $70,722 or 6.79% over the same period in 1997. This represents a 4.09% net interest margin (net interest income divided by average earning assets) on average earning assets of $108,544,700. For this same period in 1997, the net interest margin was 4.58% on average earning assets of $80,248,000. This decrease in interest margin resulted primarily from higher funding costs and lower yields on earning assets.

Noninterest Income

     Noninterest income, excluding securities transactions, increased $124,498 or 64.45% for the first quarter of 1998 as compared to the same period of 1997. A $46,254 increase in origination fees on mortgage loans; increased earnings from the Bank's business manager product of $20,601; and earnings of $17,837 from the Bank's specialized investment program were the main contributors to increased noninterest income. No gain or loss was realized on the sale of available for sale securities during the first three months of either 1998 or 1997.

Noninterest Expense

    Noninterest expense increased $179,746 or 25.10% for the first quarter of 1998 over the first quarter of 1997. First quarter salary and benefit costs increased $84,268 or 20.27% due to normal salary increases and the addition of several key employees during the last six months of 1997. Occupancy and equipment expenses were up $17,817 or 16.83% primarily due to an increase in the purchase and maintenance of equipment. Other operating expenses increased $77,661 or 39.93% primarily attributable to a $12,250 increase in marketing expenses due to the advertising commitment made by the Bank's management, a $4,185 additional expense on the Business Manager (account receivable) product, a $4,800 increase in board fees paid to the Company and Bank board members, and $13,480 in expenses associated with the Salary Continuation Plan.

Provision for Loan Losses

    The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

    The provision for loan losses to operations during the three months ended March 31, 1998 was a benefit of $2,500 compared to a charge of $46,740 for the same period in 1997. The benefit is due primarily to the $18,744 net recovery and the small $15,824 decrease in outstanding loans since December 31, 1997. At 1.31% of total outstanding loans, management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

    Outstanding loans represent the largest component of earning assets at 69.56% to total earning assets. As of March 31, 1998, the Company had total loans outstanding of $76,833,279. Loans increased $6,848,788 or 9.79% from

$69,984,491 at March 31, 1997, and decreased  $15,824 or 0.02% from  $76,849,103 at December 31, 1997. For the first three-months of 1998, the Company's loans averaged $76,935,029 compared to $68,366,006 for the same period of 1997. The increase resulted primarily from internal growth.

    The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans as of March 31, 1998 was 9.18% compared to 9.27% at March 31, 1997 and 9.21% at December 31, 1997. Approximately 42% of the Bank's loans are tied to prime, including the Bank's equity line loan product, which has increased $2,122,477 or 29.95% since March 31, 1997

    The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

Allowance for Loan Losses

    The allowance for loan losses at March 31, 1998 was $1,003,382 or 1.31% of loans outstanding compared to $801,039 or 1.14% of loans outstanding at March 31, 1997 and $987,138 or 1.30% at December 31, 1997. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experienced by the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

    At March 31, 1998, the Company had $805,376 in non-accruing loans, one restructured loan in the amount of $9,476 and one loan more than ninety days past due in the amount of $39,680 on which interest was still being accrued. This compares to $247,657 in non-accruing loans, no restructured loans and no loans more than ninety days past due on which interest was still being accrued at March 31, 1997. At December 31, 1997, there were $757,206 in non-accruing loans, one $9,898 restructured loan and a $142,317 loan more than ninety days past due on which interest was still being accrued. Nonperforming assets as a percentage of loans and other real estate owned were 1.26% and 0.35% at March 31, 1998 and 1997, respectively.

    Net recoveries during the first three months of 1998 were $18,744, compared to net charge-offs of $6,380 for the first three months of 1997 and net charge-offs of $98,016 for the year ended December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans was 119% and 323% as of March 31, 1998 and 1997, respectively.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by

Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. On each of March 31, 1998 and March 31, 1997 the Company had no impaired loans.

Securities

     Investment securities constituted 26.06% and 23.14% of earning assets as of March 31, 1998 and 1997, respectively. At March 31, 1998, securities totaled $28,787,254, up $6,831,781 from $21,955,473 invested as of March 31, 1997 and up
$4,614,319 from December 31, 1997's balance of $24,172,935. The increase is due to increased deposits coupled with lower loan demand. The yield on investment securities decreased from 6.03% at March 31, 1997 and decreased from 5.94% at December 31, 1997 to 5.85% at March 31, 1998. The portfolio yield decreased due to maturities of higher yielding government securities, which were reinvested at lower rates. The investment portfolio has a weighted average maturity of approximately 1.33 years.

     At March 31, 1998, the Company's total investment portfolio had a book value of $28,815,872 and a market value of $28,892,499 for an unrealized net loss of $28,618. Securities averaged $25,406,719 for the first three months of 1998, 11.94% above the first three months of 1997 average of $22,696,500.

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

Deposits

        The Bank's primary source of funds for loans and investments is its deposits. Deposits grew 27.57% to $103,824,889 at March 31, 1998 from
$81,385,923 at March 31, 1997. At December 31, 1997, deposits totaled $96,189,848. The increase resulted principally from account promotions. Competition for deposit accounts is primarily based on the interest rates paid, location, convenience and services offered.

        During the first three months of 1998, interest-bearing deposits averaged $88,381,144 compared to $80,373,955 for the same period in 1997, and $76,516,106 for the twelve months ended December 31, 1997. The average interest rates were 4.67% and 4.54% at March 31, 1998 and 1997 respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. As of March 31, 1998, interest-bearing deposits comprised 87.68% of total deposits.

        The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 80.79% for the three months ended March 31, 1998. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

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

     The Company monitors and controls the mix and maturities of its assets and liabilities through asset/liability management. The essential purposes of asset/liability management are (i) to ensure adequate liquidity to fund demands from depositors and borrowers and (ii) to maintain an appropriate balance between interest sensitive assets and liabilities. Interest sensitive assets and liabilities are those that are subject to repricing in the near term, including both floating rate instruments and those with approaching maturities. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Over the past several years, volatile interest rates and greater reliance on market-sensitive deposits, increasing both the importance and the difficulty of interest sensitivity management have characterized the environment in which financial institutions operate. Throughout this period, management has sought to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

     The Company routinely reviews its interest sensitivity gap or the difference between total interest sensitive assets and liabilities for a static time period. While the static gap is a widely used measure of interest-sensitivity, it is not, in management's opinion, a true indicator of the Company's interest rate sensitive position. Consequently, the Company also uses an asset/liability simulation model, which quantifies balance sheet and earnings variations under different interest rate environments, to measure and manage interest rate risk.

     The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would expect to be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $2,500,000 and is able to borrow from the Federal Home Loan Bank ("FHLB"). At March 31, 1998, unused borrowing capacity from the FHLB totaled $14 million. While FHLB advances remain a source of funding, the Bank has increased its emphasis on retail banking and raised deposits through market promotions and sales efforts, thereby decreasing FHLB advances. The Company believes that the potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds. At March 31, 1998, FHLB advances totaled $2,000,000, compared to $5,020,408 at March 31, 1997 and $2,030,612 at December
31, 1997.

Capital Adequacy

        Federal banking regulations have established certain capital adequacy standards required to be maintained by banks and bank holding companies. At March 31, 1998, the Company and Peoples National Bank were in compliance with each of the applicable capital requirements and exceeded the "well capitalized" regulatory guidelines. The following table sets forth the capital ratios for the Company and Peoples National Bank as of March 31, 1998:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                       Well                    Adequately
                                                                                   Capitalized                 Capitalized
                                                         Actual                    Requirement                 Requirement
                                                   Amount         Ratio       Amount         Ratio        Amount         Ratio
                                                   ------         -----       ------         -----        ------         -----
Company:
Total Risk-based Capital ...............         $10,927         13.64%      $ 8,008         10.00%      $ 6,407         8.00%
Tier 1 Risk-based Capital ..............           9,926         12.39%        4,805          6.00%        3,203         4.00%
Leverage Ratio .........................           9,926          8.46%        5,866          5.00%        4,693         4.00%

Peoples National Bank:
Total Risk-based Capital ...............         $ 9,982         12.55%      $ 7,954         10.00%      $ 6,383         8.00%
Tier 1 Risk-based Capital ..............           8,979         11.30%        4,772          6.00%        3,181         4.00%
Leverage Ratio .........................           8,979          7.65%        5,868          5.00%        4,695         4.00%

EFFECTS OF REGULATORY ACTION

    The management of the Company and the Bank are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

YEAR 2000

        The Company acknowledges that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits. A number of computer systems used by the Company in its day-to-day operations will be affected by the "Year 2000 Problem." Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing. Testing of all systems has begun and will be completed by December 1998. The estimated cost to the Company for these corrective actions is $100,000, which is included in the Company's 1998 and 1999 budgets. Incomplete or untimely compliance, however, could have a material adverse effect on the company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

                  PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

               The  Company is  involved  in  various  claims and legal  actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 6.     Exhibits and Reports on Form 8-K

             (a) Exhibits. No exhibits are required be filed with this report.

        (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1998

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES BANCORPORATION, INC.


Dated:  May 11, 1998                By:    /s/ Robert E. Dye
                                         -------------------
                                           Robert E. Dye
                                           President and Chairman of the Board


Dated:  May 11, 1998                By:   /s/ R. Riggie Ridgeway
                                        ------------------------
                                           R. Riggie Ridgeway
                                           Secretary and Treasurer
                                           (principal financial officer)

                                          EXHIBIT INDEX


       Exhibit No. from
          Item 601 of
        Regulation S-B                       Description

              27                             Financial Data Schedule