Form 10QSB
period 1998-06-30
PEOPLES BANCORPORATION INC /SC/
filed 1998-08-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                             June 30, 1998 000-20616

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

        Yes [X]    No [ ]

The number of outstanding shares of the issuer's $1.67 par value common stock as of August 1, 1998 was 1,695,619.

Transitional Small Business Disclosure Format:

        Yes [ ]    No [X]

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,                    December 31,
                                                                                  1998                 1997                1997
                                                                             ------------         ------------        --------------
                                                                                          Unaudited                      Audited
                                                                                          ---------                   --------------
ASSETS
CASH AND DUE FROM BANKS .............................................       $   4,549,012        $   2,759,024        $   3,908,784
FEDERAL FUNDS SOLD ..................................................           6,550,000            2,490,000            4,570,000
SECURITIES
  Available for sale ................................................          27,071,123           18,883,702           20,320,579
  Held for investment (market value of $4,100,687
    $3,918,359 and $3,953,648) ......................................           3,950,169            3,857,861            3,852,356
LOANS - less allowance for loan losses of $981,840
    $847,924 and $987,138 ...........................................          74,527,125           73,572,029           75,861,965
PREMISES AND EQUIPMENT, net of accumulated
    depreciation and amortization ...................................           3,264,758            1,858,546            2,673,712
ACCRUED INTEREST RECEIVABLE .........................................             922,949              810,315              878,459
OTHER ASSETS ........................................................           1,448,866            1,693,064            1,350,449
                                                                            -------------        -------------        -------------

TOTAL ASSETS ........................................................       $ 122,284,002        $ 105,924,541        $ 113,416,304
                                                                            =============        =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing ...............................................       $  14,316,459        $  10,305,480        $  11,007,809
  Interest-bearing ..................................................          91,188,829           76,120,095           85,182,039
                                                                            -------------        -------------        -------------
     Total deposits .................................................         105,505,288           86,425,575           96,189,848
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS ........................................................           3,612,891            3,258,276            4,433,554
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................           2,000,000            6,500,000            2,030,612
ACCRUED INTEREST PAYABLE ............................................             925,592              670,678              860,877
OTHER LIABILITIES ...................................................              74,305               76,471              391,924
                                                                            -------------        -------------        -------------
     Total liabilities ..............................................         112,118,076           96,931,000          103,906,815
                                                                            -------------        -------------        -------------

SHAREHOLDERS' EQUITY
Common Stock-10,000,000 shares authorized,  $1.67 par
  value per share, 1,695,619 shares and 1,687,250 shares
  outstanding  at June 30, 1998 and  December 31, 1997,
  respectively; 5,000,000 shares authorized, $3.33 par value
  per share,  803,071 shares outstanding at June 30, 1997  ..........           2,831,684            2,674,226            2,817,708
Additional paid-in capital ..........................................           5,179,939            4,248,008            5,158,024
Retained earnings ...................................................           2,189,989            2,112,290            1,553,206
Unrealized loss on securities available for sale ....................             (35,686)             (40,983)             (19,449)
                                                                            -------------        -------------        -------------
     Total shareholders' equity .....................................          10,165,926            8,993,541            9,509,489
                                                                            -------------        -------------        -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ............................       $ 122,284,002        $ 105,924,541        $ 113,416,304
                                                                            =============        =============        =============

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
                                                                        1998             1997              1998              1997
                                                                    ----------        ----------        ----------        ----------
INTEREST INCOME
Interest and fees on loans .................................        $1,750,209        $1,725,564        $3,491,639        $3,332,395
Interest on securities
     Taxable ...............................................           387,855           299,088           692,232           575,219
     Tax-exempt ............................................            57,454            60,336           118,361           119,815
Interest on fed funds ......................................           113,534            33,027           198,639            84,920
                                                                    ----------        ----------        ----------        ----------
Total interest income ......................................         2,309,052         2,118,015         4,500,871         4,112,349

INTEREST EXPENSE
Interest on deposits .......................................         1,046,269           855,334         2,063,651         1,642,207
Interest on federal funds purchased
     and securities sold
     under repurchase agreements ...........................            41,490            32,178            78,140            72,919
Interest on notes payable Federal Home
     Loan Bank .............................................            27,587            92,230            56,117           171,175
                                                                    ----------        ----------        ----------        ----------
Total interest expense .....................................         1,115,346           979,742         2,197,908         1,886,301
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................         1,193,706         1,138,273         2,302,963         2,226,048
PROVISION FOR LOAN LOSSES ..................................             4,600            54,700             2,100           101,440
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for
     loan losses ...........................................         1,189,106         1,083,573         2,300,863         2,124,608

NON-INTEREST INCOME
Service fees and other income ..............................           352,023           168,358           669,696           361,533
Gain on sales of securities
    available for sale .....................................                 0             2,740                 0             2,740
                                                                    ----------        ----------        ----------        ----------
                                                                       352,023           171,098           669,696           364,273
NON-INTEREST EXPENSE
Salaries and benefits ......................................           529,298           417,923         1,029,381           833,738
Occupancy ..................................................            50,474            38,842           107,448            80,144
Equipment ..................................................            79,320            60,933           146,018           125,486
Other operating expenses ...................................           288,359           207,316           560,521           401,817
                                                                    ----------        ----------        ----------        ----------
                                                                       947,451           725,014         1,843,368         1,441,185

Income before income taxes .................................           593,678           529,657         1,127,191         1,047,696

PROVISION FOR INCOME TAXES .................................           195,910           174,800           371,970           345,750
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $  397,768        $  354,857        $  755,221        $  701,946
                                                                    ==========        ==========        ==========        ==========

INCOME PER COMMON SHARE:
     BASIC .................................................        $     0.24        $     0.22        $     0.45        $     0.44
                                                                    ==========        ==========        ==========        ==========
     DILUTED ...............................................        $     0.21        $     0.21        $     0.41        $     0.42
                                                                    ==========        ==========        ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC .................................................         1,657,367         1,612,986         1,693,010         1,606,142
                                                                    ==========        ==========        ==========        ==========
     DILUTED ...............................................         1,894,133         1,689,795         1,821,867         1,657,954
                                                                    ==========        ==========        ==========        ==========

DIVIDENDS PAID PER COMMON
     SHARE .................................................        $    0.035        $     0.03        $     0.07        $     0.06
                                                                    ==========        ==========        ==========        ==========

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
                                                                        1998             1997              1998              1997
                                                                      ---------         --------        ---------         ----------

Net income ...................................................        $ 397,768         $354,857        $ 755,221         $ 701,946
Other comprehensive income, net of tax:
Unrealized income (loss) on securities:
     Unrealized income (loss) arising during period ..........          (16,798)          61,060          (16,237)          (15,719)
                                                                      ---------         --------        ---------         ---------
Other comprehensive income ...................................          (16,798)          61,060          (16,237)          (15,719)
                                                                      ---------         --------        ---------         ---------
Comprehensive income .........................................        $ 380,970         $415,917        $ 738,984         $ 686,227
                                                                      =========         ========        =========         =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                                       Six Months Ended
                                                                                                             June 30,
                                                                                                    1998                   1997
                                                                                              ------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .......................................................................            $    755,221             $    701,946
Adjustments to reconcile net cash provided
 by operating activities:
  Loss (gain) on sales of securities .............................................                       0                   (2,740)
  Provision for loan losses ......................................................                   2,100                  101,440
  Depreciation ...................................................................                 103,782                   60,661
  Net amortization and (accretion) of premiums and
  discounts on securities ........................................................                  85,165                   29,321
  Increase in accrued interest receivable ........................................                 (44,490)                 (81,384)
  (Increase) in other assets .....................................................                (158,625)              (1,374,487)
  Increase (decrease) in accrued interest payable ................................                  64,715                   (4,918)
  Increase (decrease) in other liabilities .......................................                (317,618)                  91,797
                                                                                              ------------             ------------
     Net cash provided by operating activities ...................................                 490,250                 (478,364)
                                                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held for investments .....................................                (102,508)                (550,420)
Purchases of securities available for sale .......................................             (16,463,731)              (8,745,581)
Proceeds from the maturity of securities available for sale ......................               6,474,585                1,150,000
Proceeds from the sale of securities available for sale ..........................                       0                2,250,547
Proceeds from the call of securities available for sale ..........................               3,200,000                1,900,000
Net (increase) decrease in loans .................................................               1,334,840               (8,168,084)
Proceeds from the sale of property ...............................................                       0                   39,000
Purchase of premises and equipment ...............................................                (694,827)                 (58,539)
                                                                                              ------------             ------------
     Net cash used by investing activities .......................................              (6,251,641)             (12,183,077)
                                                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .........................................................               9,315,440                6,221,192
Net decrease in securities sold under
  repurchase agreements ..........................................................                (820,662)                (668,615)
Net (decrease) increase in notes payable to Federal home Loan Bank ...............                 (30,612)                 102,041
Proceeds from stock options exercised ............................................                  35,891                   25,080
Cash dividend ....................................................................                (118,438)                 (96,189)
                                                                                              ------------             ------------
     Net cash provided by financing activities ...................................               8,381,619                5,583,509
                                                                                              ------------             ------------

     Net increase (decrease) in cash and cash equivalents ........................               2,620,228               (7,077,932)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................               8,478,784               12,326,956
                                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................            $ 11,099,012             $  5,249,024
                                                                                              ============             ============

CASH PAID FOR
Interest .........................................................................            $  1,928,555             $  1,726,129
                                                                                              ============             ============
Income taxes .....................................................................            $    356,269             $    255,400
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

COMMON STOCK

    The board of Directors declared a cash dividend of $0.035 per common share to shareholders of record June 18, 1998 and March 19, 1998, payable June 30, 1998 and March 31, 1998, respectively.

    The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. This statement requires that the Company present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 1,693,010 at June 30, 1998 and 1,606,142 at June 30, 1997. The weighted average number of common shares outstanding for diluted net income per common share was 1,821,867 at June 30, 1998 and 1,657,954 at June 30, 1997.

     The Company issued a five-percent common stock dividend and a two-for-one stock split in 1997. Net income per common share in 1997 has been restated to reflect these transactions.

NONPERFORMING LOANS

     As of June 30, 1998, there were eleven nonaccrual loans totalling $496,521 and there were no loans 90 days past due or more as to principal or interest payments.

MANAGEMENT'S OPINION

    In the opinion of management, the accompanying unaudited consolidated financial statements of Peoples Bancorporation, Inc. contain all adjustments necessary to fairly present the financial results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1997 Annual Report of Peoples Bancorporation, Inc. on Form 10-KSB/A. Results of operations for the six-month period ending June 30, 1998 are not necessarily indicative of the results to be attained for any other period.

Forward Looking Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Peoples Bancorporation's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

OVERVIEW

     Peoples Bancorporation, Inc. (the "Company"), headquartered in Easley, South Carolina, was incorporated on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National Bank (the "Bank") into a bank holding company structure, which reorganization resulted in the ownership by the Company of 100% of the issued and outstanding shares of common stock of the Bank.

    The Bank, a nationally chartered financial institution, operates three offices, one each in Easley, Pickens and Powdersville, South Carolina.

    The Bank received regulatory approval in September 1997 to open a branch office in Seneca, South Carolina. Construction has begun on this office and the land, building construction and equipment costs are estimated to be approximately $965,000. The new branch is anticipated to open in the latter part of 1998 upon completion of the construction.

     In October 1997, the Company announced plans to form a new bank in Anderson, South Carolina as a result of the announcement by Regions Financial Corporation, headquartered in Birmingham, Alabama, of their intention to acquire First United Bancorporation, parent company of Anderson National Bank, headquartered in Anderson, SC. Management and the Board of directors of the Company felt that the acquisition of First United and its lead bank, Anderson National Bank, by Regions created an opportunity for a new, locally managed community bank in Anderson, a $960 million deposit market roughly three times as large as the Easley market. The Bank of Anderson, N.A. (in organization) has received preliminary approval from the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation. Bank of Anderson, N.A. is expected to open in temporary facilities in September 1998.

     In July, 1998, the Company completed the sale of 500,000 shares of its Common Stock. In connection with the offering, the Company received net proceeds of approximately $6,450,000 of which $4,500,000 will be used to capitalize the Bank of Anderson, N. A. and the remainder used to support expected continued internal growth. That offering was oversubscribed shortly after it commenced and was, therefore, terminated on July 22, 1998. To provide subscribers who were not able to purchase shares in the prior offering with an opportunity to purchase shares, the Company's Board of Directors decided to commence another offering for 425,000 shares. The proceeds from this offering will be used to support growth of the Company and for general corporate purposes.

     The Company entered into a construction contract during the second quarter of 1998 for the construction of a building in Anderson South Carolina to house the operations of Bank of Anderson, N. A. which will be a wholly owned subsidiary of the Company. The land, building construction and equipment costs are estimated to total approximately $1,125,000

    The Company began construction of a central operations center, located adjacent to the Bank's main office in Easley, during the second quarter of 1998. This building, which will house the central operations and administrative offices of the parent company, is expected to be completed in the fourth quarter of 1998 with a projected cost of approximately $600,000.

    The Company and the Bank presently employ 59 full-time and part-time persons. With the addition of the Seneca branch and the new bank in Anderson, we expect to employ an additional 20 persons.


EARNINGS REVIEW

    The Company's net income for the second quarter of 1998 was $397,768, or $0.24 per basic share ($0.21 per diluted share), compared to net income of $354,857, or $0.22 per basic share ($0.21 per diluted share) for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $755,221 or $0.45 per basic share ($0.41 per diluted share), compared to $701,946, or $0.44 per basic share ($0.42 per diluted share) for the six months ended June 30, 1997. Return on average equity for the six months and three months ended June 30, 1998 was 15.20% and 16.01%, respectively, compared to 16.03% and 16.20%, respectively, for the same periods in 1997. Return on average assets for the six months ended June 30, 1998 was 1.25% compared to 1.37% for the same period in 1997. For the second quarter of 1998, return on average assets was 1.32%, compared to 1.38% for the same period in 1997.

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before the provision for loan losses for the second quarter of 1998 amounted to $1,193,706, an increase of $55,433, or 4.87%, over the first quarter of 1997. Net interest income before the provision for loan losses for the six months ended June 30, 1998 amounted to $2,302,963, an increase of $76,915, or 3.46%, over the same period in 1997. This represents a 4.12% net interest margin (net interest income divided by average earning assets) on average earning assets of $111,809,600. For this same period in 1997, the net interest margin was 4.47% based on average earning assets of $99,651,500. The decrease in the net interest margin resulted primarily from an increase in the amounts paid on interest-bearing liabilities and lower yields earned on interest earning assets.

Non-interest Income

     Non-interest income, excluding securities transactions, increased $183,655, or 109.09%, to $352,023 for the second quarter of 1998 compared to $168,358 for the second quarter of 1997. For the first six months of 1998, non-interest income, excluding securities transactions, increased $308,163, or 85.24%, to $669,696 compared to $361,533 for the first six months of 1997. A $129,028 increase in origination fees on mortgage loans; increased earnings from the Bank's business manager product of $39,363; earnings of $32,235 on the Bank's salary continuation plan; and earnings of $45,108 from the Bank's specialized investment program were the main contributors to the increase in non-interest income in both 1998 periods when compared to the 1997 periods. No gain or loss was realized on the sale of available for sale securities during the first six months of 1998. The Company recorded a $2,740 gain on the sale of available for sale securities during the first six months of 1997.

Non-interest Expense

    Non-interest expense increased $222,437, or 30.68%, to $947,451 for the second quarter of 1998 compared to $725,014 for the second quarter of 1997. For the first six months of 1998, non-interest expense increased $402,183, or 27.91%, to $1,843,368 compared to $1,441,185 for the same period in 1997.
Salaries and benefits, the largest single category of non-interest expense items, increased $195,643, or 23.47%, to $529,298 in the 1998 period due to normal salary increases, the addition of several key employees during the last six months of 1997, and the partial staffing of the Bank of Anderson, N.A. (In Organization), in 1998. Occupancy and equipment expense increased $47,836, or 23.26%, primarily due to an increase in the purchase and maintenance of equipment for The Peoples National Bank and Bank of Anderson, N.A. (In Organization). Other operating expenses increased $158,704, or 39.50%, primarily as a result of a $23,140 increase in marketing expenses due to advertising commitments made by Company management; a $31,705 increase in computer expenses associated with the installment of a wide area network; a $10,040 increase in legal fees associated with collection efforts; a $4,818 additional expense associated with the Business Manager (accounts receivable) product; a $5,700 increase in board fees paid to the Company and Bank board members; and $33,912 in expenses associated with the Company's Salary Continuation Plan.

Provision for Loan Losses

    The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

    The provision for loan losses charged to operations during the six months ended June 30, 1998 was $2,100 compared to a charge of $101,440 for the same period in 1997. The decrease is due primarily to $7,398 in net charge-offs through June 30, 1998 compared to $14,194 in net charge-offs through June 30, 1997. Also contributing to the decrease is the additional provision made in December 1997 of $40,000. At 1.30% of total outstanding loans, management considers this reserve to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

    Outstanding loans represent the largest component of earning assets at 66.68% of total earning assets. As of June 30, 1998, the Company had total loans outstanding of $75,508,965. Loans increased $1,089,011, or 1.46%, from
$74,419,954  at  June  30,  1997,  and  decreased  $1,340,138,  or  1.77%,  from
$76,849,103 at December 31, 1997. For the first six months of 1998, the Company's loans averaged $76,277,000 compared to $70,634,000 for the same period of 1997. The increase resulted primarily from internal growth.

    The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the six months ended June 30, 1998 was 9.16% compared to 9.30% for the first six months of 1997 and to 9.21% for the twelve months ended December 31, 1997. The decline in the Company's loan yield was primarily attributable to a shift in the composition of the loan portfolio to a higher concentration of mortgage loans which generally carry lower rates of interest than other types of loans. At June 30, 1998 approximately 40% of the Company's outstanding loans carried adjustable rates of interest.

    The Company's loan portfolio consists principally of loans secured by real estate, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

Allowance for Loan Losses

    The allowance for loan losses at June 30, 1998 was $981,840, or 1.30%, of total loans outstanding compared to $847,924, or 1.14%, of loans outstanding at June 30, 1997 and to $987,138, or 1.30%, at December 31, 1997. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experienced by the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of outstanding loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 1998 the Company had $496,521 in non-accruing loans, two restructured loans totalling $219,405 and no loans more than ninety days past due on which interest was still being accrued. This compares to $408,320 in non-accruing loans, no restructured loans and one loan more than ninety days past due on which interest was still being accrued in the amount of $89,719 at June 30, 1997. At December 31, 1997, there was $757,206 in non-accruing loans; one $9,898 restructured loan and a $142,317 loan more than ninety days past due on which interest was still being accrued. Nonperforming assets as a percentage of loans and other real estate owned were 0.82% and 0.70% at June 30, 1998 and 1997, respectively.

    Net charge-offs during the first six months of 1998 were $7,398, compared to net charge-offs of $14,194 for the first six months 1997 and to net charge-offs of $98,016 for the year ended December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans was 158% and 162% as of June 30, 1998 and 1997, respectively.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by
Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. On each of June 30, 1998 and June 30, 1997 the Company had no impaired loans.


Securities

     Investment securities constituted 33.32% and 26.17% of earning assets as of June 30, 1998 and 1997, respectively. At June 30, 1998, securities totaled $31,021,292, up $8,279,729 from $22,741,563 invested as of June 30, 1997 and up
$6,848,357 from December 31, 1997's balance of $24,172,935. The increase is investment securities resulted from the investment of excess funds attributable to an increase in deposits coupled with soft loan demand. The yield on investment securities decreased from 6.0% at June 30, 1997 and 5.94% at December 31, 1997 to 5.87% at June 30, 1998. The portfolio yield decreased due to maturities of higher yielding government securities being reinvested at lower rates. The investment portfolio has a weighted average maturity of approximately
1.03 years.

     At June 30, 1998 the book value of the Company's Available for Sale portfolio was $27,125,190 and the market value of its Available for Sale portfolio was $27,071,124 resulting in an unrealized loss before tax of $54,066. The Company's total securities averaged $35,198,300 for the first six months of 1998, 54.60% above the first six months of 1997 average of $22,767,700.

     The  Company  uses  its  investment  portfolio  to  provide  liquidity  for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals and to generate income. The Company emphasizes safety in its selection of investment securities and, accordingly, the investment portfolio is limited to securities of the United States government or its agencies, mortgage backed securities and investment grade state and municipal securities. The Company does not invest in corporate bonds nor does it hold any trading securities.

Deposits

     The Company's primary source of funds for loans and investments is deposits. Deposits increased 22.08% to $105,505,288 at June 30, 1998 from $86,425,575 at June 30, 1997. At December 31, 1997, deposits totaled $96,189,848. The increase resulted principally from account promotions. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first six months of 1998, interest-bearing deposits averaged $90,588,430 compared to $72,079,700 for the same period in 1997, and to $76,516,106 for the twelve months ended December 31, 1997. The average interest rate paid on interest-bearing deposits was 4.59% for the first six months of 1998 compared to 4.59% for the first six months of 1997. During the first six months of 1998, deposit pricing continued to be very competitive in the Company's market areas, resulting in little downward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, anticipated loan demand and local market conditions. As of June 30, 1998, interest-bearing deposits comprised 86.43% of total deposits. The Company does not believe that it has any brokered deposits.

     The Company's core deposit base consists of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest rate sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 84.49% for the six months ended June 30, 1998. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Liquidity and Capital Resources

     Liquidity management entails meeting the cash flow requirements of the Company. The primary cash flow requirements include withdrawals of deposits, extensions of credit, payment of operating expenses, repayment of purchased funds and dividends. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sale of debt securities, temporary investments and earnings.

     The Company monitors and controls the mix and maturities of its assets and liabilities through asset/liability management. The essential purposes of asset/liability management are (i) to ensure adequate liquidity to fund demands from depositors and borrowers and (ii) to maintain an appropriate balance between interest sensitive assets and liabilities. Interest sensitive assets and liabilities are those that are subject to repricing in the near term, including both floating rate instruments and those with approaching maturities. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Over the past several years, volatile interest rates and greater reliance on market-sensitive deposits, increasing both the importance and the difficulty of interest sensitivity management, have characterized the environment in which financial institutions operate. Throughout this period, management has sought to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

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

     The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would expect to be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $2,500,000 and is able to borrow from the Federal Home Loan Bank ("FHLB"). At June 30, 1998, unused borrowing capacity from the FHLB totaled $14 million. While FHLB advances remain a source of funding, the Bank has increased its emphasis on retail banking and raised deposits through market promotions and sales efforts, thereby decreasing FHLB advances. The Company believes that the potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds. At June 30, 1998, FHLB advances totaled $2,000,000, compared to $6,500,000 at June 30, 1997 and $2,030,612 at December
31, 1997.

Capital Adequacy

     Federal banking regulations have established certain capital adequacy standards required to be maintained by banks and bank holding companies. At June 30, 1998, the Company and Peoples National Bank were in compliance with each of the applicable capital requirements and exceeded the "well capitalized" regulatory guidelines. The following table sets forth the capital ratios for the Company and Peoples National Bank as of June 30, 1998:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                          Well                        Adequately
                                                                                       Capitalized                   Capitalized
                                                           Actual                      Requirement                   Requirement
                                                    Amount        Ratio            Amount         Ratio          Amount        Ratio
                                                    ------        -----            ------         -----          ------        -----
Company:
Total Risk-based Capital .................         $11,185        12.13%          $9,223        10.00%          $7,378        8.00%
Tier 1 Risk-based Capital ................          10,195        11.05%           5,534         6.00%           3,689        4.00%
Leverage Ratio ...........................          10,195         8.34%           6,112         5.00%           4,890        4.00%

Peoples National Bank:
Total Risk-based Capital .................         $10,312        13.34%          $7,716        10.00%          $6,169        8.00%
Tier 1 Risk-based Capital ................           9,330        12.09%           4,630         6.00%           3,087        4.00%
Leverage Ratio ...........................           9,330         7.55%           6,179         5.00%           4,943        4.00%

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

Item 4. Submission to a Vote of Security Holders

     On  April  13,  1998,   the  Company  held  its  1998  Annual   Meeting  of
Shareholders. The results of the 1998 Annual meeting of Shareholders is as follows.

     Proposal # 1 - Election of Directors

The following persons were elected as Directors with each receiving 1,201,137 votes in favor, representing 71.11% of the total voting shares. 1,212 shares were withheld from voting on Robert E. Dye, Jr.

     Robert E. Dye, Jr.                           Eugene W. Merritt, Jr.
     George B. Nalley, Jr                         Nell W. Smith
     A.   J. Thompson, Jr.

     Garnet A. Barnes,  William A. Carr, Charles D. Dalton,  Robert E. Dye, Sr.,
     W. Rutledge Galloway, E. Smyth McKissick, III, and R. Riggie Ridgeway continued in their present terms as directors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1998

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEOPLES BANCORPORATION, INC.


Dated:  August 10, 1998                  By:   /s/ Robert E. Dye
                                             -------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  August 10, 1998                  By:   /s/ William B. West
                                             ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

                                             EXHIBIT INDEX


       Exhibit No. from
          Item 601 of
        Regulation S-B                       Description

              27                             Financial Data Schedule