Form 10QSB
period 1998-09-30
PEOPLES BANCORPORATION INC /SC/
filed 1998-11-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                          September 30, 1998 000-20616

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

                             Yes [X]   No [ ]

The number of outstanding shares of the issuer's $1.67 par value common stock as of November 5, 1998 was 2,620,619.

Transitional Small Business Disclosure Format:

                             Yes [ ]   No [X]

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                                                                 September 30,          December 31,
                                                                                                      1998                  1997
                                                                                                   Unaudited               Audited
                                                                                                   ---------               -------
ASSETS
CASH AND DUE FROM BANKS ..............................................................              $  5,703              $   3,909
FEDERAL FUNDS SOLD ...................................................................                15,640                  4,570
SECURITIES
  Available for sale .................................................................                26,530                 20,321
  Held for investment (market value of $4,081
    and $3,954) ......................................................................                 3,951                  3,852
LOANS - less allowance for loan losses of $1,057
    and $987 .........................................................................                79,746                 75,862
PREMISES AND EQUIPMENT, net of accumulated
    depreciation and amortization ....................................................                 4,117                  2,674
ACCRUED INTEREST RECEIVABLE ..........................................................                 1,018                    878
OTHER ASSETS .........................................................................                 1,681                  1,350
                                                                                                    --------              ---------

TOTAL ASSETS .........................................................................              $138,386              $ 113,416
                                                                                                    ========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing ................................................................              $ 14,758              $  11,008
  Interest-bearing ...................................................................                94,684                 85,182
                                                                                                    --------              ---------
     Total deposits ..................................................................               109,442                 96,190
SECURITIES SOLD UNDER REPURCHASE
  AGREEMENTS .........................................................................                 5,963                  4,433
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..............................................                 2,000                  2,031
ACCRUED INTEREST PAYABLE .............................................................                   775                    861
OTHER LIABILITIES ....................................................................                   324                    392
                                                                                                    --------              ---------
     Total liabilities ...............................................................               118,504                103,907
                                                                                                    --------              ---------
SHAREHOLDERS' EQUITY
Common Stock-10,000,000 shares authorized,  $1.67 par
  value per share, 2,432,047 shares and 1,687,250 shares
  outstanding at September 30, 1998 and December 31, 1997,
  respectively .......................................................................                 4,062                  2,817
Additional paid-in capital ...........................................................                13,447                  5,158
Retained earnings ....................................................................                 2,345                  1,553
Unrealized gain (loss) on securities available for sale ..............................                    28                    (19)
                                                                                                    --------              ---------
     Total shareholders' equity ......................................................                19,882                  9,509
                                                                                                    --------              ---------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .............................................              $138,386              $ 113,416
                                                                                                    ========              =========

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended                    Nine Months Ended
                                                                             September 30,                        September 30,
                                                                          1998           1997                1998              1997
                                                                          ----           ----                ----              ----
INTEREST INCOME
Interest and fees on loans .................................        $    1,888        $    1,849        $    5,506        $    5,182
Interest on securities
     Taxable ...............................................               375               273             1,067               848
     Tax-exempt ............................................                58                63               176               182
Interest on fed funds ......................................               170                55               368               140
                                                                    ----------        ----------        ----------        ----------
Total interest income ......................................             2,490             2,240             7,117             6,352

INTEREST EXPENSE
Interest on deposits .......................................             1,033               932             3,096             2,574
Interest on federal funds purchased and securities
     sold under repurchase agreements ......................                49                35               127               108
Interest on notes payable Federal Home
     Loan Bank .............................................                29                94                85               265
                                                                    ----------        ----------        ----------        ----------
Total interest expense .....................................             1,111             1,061             3,309             2,947
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................             1,379             1,179             3,809             3,405
PROVISION FOR LOAN LOSSES ..................................               152               116               154               217
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for
     loan losses ...........................................             1,227             1,063             3,655             3,188

NON-INTEREST INCOME
Service fees and other income ..............................               309               200               852               560
Gain on sales of securities available for sale .............                 0                 0                 0                 3
                                                                    ----------        ----------        ----------        ----------
                                                                           309               200               852               563
NON-INTEREST EXPENSE
Salaries and benefits ......................................               655               427             1,684             1,260
Occupancy ..................................................                54                49               162               129
Equipment ..................................................                92                65               238               191
Other operating expenses ...................................               380               211               941               612
                                                                    ----------        ----------        ----------        ----------
                                                                         1,181               752             3,025             2,193

Income before income taxes .................................               355               510             1,482             1,558

PROVISION FOR INCOME TAXES .................................               114               168               486               514
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $      240        $      342        $      995        $    1,044
                                                                    ==========        ==========        ==========        ==========

INCOME PER COMMON SHARE:
     BASIC .................................................        $     0.10        $     0.21        $     0.41        $     0.65
                                                                    ==========        ==========        ==========        ==========
     DILUTED ...............................................        $     0.09        $     0.20        $     0.39        $     0.62
                                                                    ==========        ==========        ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC .................................................         2,432,047         1,628,662         2,432,047         1,607,342
                                                                    ==========        ==========        ==========        ==========
     DILUTED ...............................................         2,567,016         1,710,095         2,564,678         1,673,605
                                                                    ==========        ==========        ==========        ==========

DIVIDENDS PAID PER COMMON SHARE ............................        $    0.035        $     0.03        $    0.105        $     0.09
                                                                    ==========        ==========        ==========        ==========

                   EOPLES BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)


                                                                              Three Months Ended              Nine Months Ended
                                                                                September 30,                    September 30,
                                                                             1998           1997             1998             1997
                                                                             ----           ----             ----             ----

Net income .....................................................            $240            $342            $  995            $1,044
Other comprehensive income, net of tax:
Unrealized income (loss) on securities
    arising during period ......................................              63              33                47                17
                                                                            ----            ----            ------            ------
Comprehensive income ...........................................            $303            $375            $1,042            $1,060
                                                                            ====            ====            ======            ======

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ in thousands)
                                   (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                          1998                 1997
                                                                                                          ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...............................................................................            $    995             $  1,044
Adjustments to reconcile net cash provided
 by operating activities:
  Loss (gain) on sales of securities .....................................................                   0                   (3)
  Provision for loan losses ..............................................................                 154                  217
  Depreciation ...........................................................................                 163                  109
  Net amortization and (accretion) of premiums and
  discounts on securities ................................................................                  88                   42
  (Increase) in accrued interest receivable ..............................................                (139)                (135)
  (Increase) in other assets .............................................................                (404)                (151)
  Increase (decrease) in accrued interest payable ........................................                 (86)                  78
  Increase (decrease) in other liabilities ...............................................                 (68)                  79
                                                                                                      --------             --------
     Net cash provided by operating activities ...........................................                 704                1,281
                                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held for investment ..............................................                (103)                (550)
Purchases of securities available for sale ...............................................             (21,562)             (12,150)
Proceeds from the maturity of securities available for sale ..............................              12,034                3,650
Proceeds from the sale of securities available for sale ..................................                   0                2,251
Proceeds from the call of securities available for sale ..................................               3,200                2,850
Purchase of Executive Officer's Life Insurance Investment ................................                   0               (1,090)
Net (increase) decrease in loans .........................................................              (3,884)             (11,641)
Proceeds from the sale of property .......................................................                   0                   39
Purchase of premises and equipment .......................................................              (1,606)                (481)
                                                                                                      --------             --------
     Net cash used by investing activities ...............................................             (11,920)             (17,123)
                                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .................................................................              13,252               11,172
Net (decrease) in securities sold under
  repurchase agreements ..................................................................               1,530                 (480)
Net (decrease) increase in notes payable to Federal home Loan Bank .......................                 (31)                (418)
Proceeds from sale of common stock .......................................................               9,497                    0
Proceeds from stock options exercised ....................................................                  36                   31
Cash dividend ............................................................................                (204)                (144)
                                                                                                      --------             --------
     Net cash provided by financing activities ...........................................              24,081               10,161
                                                                                                      --------             --------

     Net increase (decrease) in cash and cash equivalents ................................              12,864               (5,682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................               8,479               12,327
                                                                                                      --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................            $ 21,343             $  6,645
                                                                                                      ========             ========

CASH PAID FOR
Interest .................................................................................            $  3,395             $  2,615
                                                                                                      ========             ========
Income taxes .............................................................................            $    503             $    448
                                                                                                      ========             ========

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

COMMON STOCK

    The Board of Directors declared a cash dividend of $0.035 per common share to shareholders of record September 14, 1998, June 18, 1998 and March 19, 1998, payable October 6, 1998, June 30, 1998 and March 31, 1998, respectively

    The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. This statement requires that the Company present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,432,047 at September 30, 1998 and 1,607,342 at September 30, 1997. The weighted average number of common shares outstanding for diluted net income per common share was 2,564,678 at September 30, 1998 and 1,673,605 at September 30, 1997.

    The Company issued a five-percent common stock dividend and a two-for-one stock split in 1997. Net income per common share in 1997 has been restated to reflect these transactions.

    In July 1998 the Company completed the sale of 500,000 shares of its Common Stock. In connection with this offering, the Company received net proceeds of $6,460,000 of which $4,500,000 was used to capitalize the Company's newest subsidiary, Bank of Anderson, National Association, and the remainder is to be used to support expected internal growth. This offering was oversubscribed shortly after it commenced and was, therefore, terminated on July 22, 1998.

    On August 25, 1998, the Company commenced the sale of an additional 425,000 shares of its Common Stock in part to provide subscribers who were not able to purchase shares in the prior offering with the opportunity to purchase shares. In connection with this offering, the Company received net proceeds of $5,490,000 of which $3,500,000 will be used to form a new de novo bank in Seneca, South Carolina with the remainder to be used for general corporate purposes. This offering was fully subscribed and was, therefore, terminated on October 16, 1998.

NON-PERFORMING LOANS

    As of September 30, 1998, there were ten non-accrual loans totaling $508,000, two restructured loans totalling $211,000 and one loan 90 days past due or more as to principal or interest payments in the amount of $324,000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1997 Annual Report of Peoples Bancorporation, Inc. on Form 10-KSB/A. Results of operations for the nine-month period ending September 30, 1998 are not necessarily indicative of the results to be attained for any other period.

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

OVERVIEW

    Peoples Bancorporation, Inc. (the "Company"), headquartered in Easley, South Carolina, was incorporated on March 6, 1992 for the primary purpose of effecting the reorganization of The Peoples National Bank, Easley, South Carolina into a bank holding company structure, which reorganization resulted in the ownership by the Company of 100% of the issued and outstanding shares of common stock of The Peoples National Bank. On September 3, 1998 the Company acquired 100% of the issued and outstanding shares of common stock of Bank of Anderson, N. A., Anderson, South Carolina, a de novo bank sponsored by the Company. Bank of Anderson, N. A. commenced operations on September 3, 1998 in temporary facilities.

     Both The Peoples National Bank and Bank of Anderson, N. A., are nationally chartered financial institutions. The Peoples National Bank operates three offices, one each in Easley, Pickens and Powdersville, South Carolina. Bank of Anderson, N.A. operates from one location in the city of Anderson, South Carolina.

    In September of 1997, The Peoples National Bank received regulatory approval to open a branch office in Seneca, South Carolina which is located in Oconee County, South Carolina. Construction was begun on this office with the land, building construction and equipment costs estimated to be approximately $965,000. The Peoples National Bank has withdrawn its application to form this branch because of the Company's decision to form a de novo bank in Seneca to be named Seneca National Bank and to be housed in the facilities formerly scheduled to be utilized as a branch of The Peoples National Bank. Company management is in the process of seeking all necessary regulatory approval for the establishment of this de novo bank. If all necessary regulatory approvals are received, Seneca National Bank will be chartered as a national bank, and will become a wholly owned subsidiary of the Company.

    The Company entered into a construction contract during the second quarter of 1998 for the construction of a building in Anderson South Carolina to house the permanent operations of Bank of Anderson, N. A. The land, building construction and equipment costs are estimated to total approximately $1,125,000

    The Company began construction of a central operations center, located adjacent to The Peoples National Bank's main office in Easley, during the second quarter of 1998. This building, which will house the central operations and administrative offices of the Company, is expected to be completed in the fourth quarter of 1998 with a projected cost of approximately $600,000.

    The Company and its two existing bank subsidiaries presently employ seventy-four (74) full-time and part-time persons. With the addition of the Seneca bank, the Company expects to employ an additional six (6) persons.


EARNINGS REVIEW

    The Company's net income for the third quarter of 1998 was $240,000, or $0.14 per share ($0.09 diluted per share), compared to net income of $342,000, or $0.21 per share ($0.20 diluted per share) for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $995,000 or $0.41 per share ($0.39 diluted per share), compared to $1,044,000, or $0.65 per share ($0.62 diluted per share) for the nine months ended September 30, 1997. Return on average equity for the nine months and three months ended September 30, 1998 was 10.15% and 7.35%, respectively, compared to 15.60% and 15.33%, respectively, for the same periods in 1997. Return on average assets for the nine months ended September 30, 1998 was 1.06% compared to 1.32% for the same period in 1997. For the third quarter of 1998, return on average assets was 0.76%, compared to 1.30% for the same period in 1997.

    The decrease in the Company's net income and profitability ratios from 1997's levels is directly attributable to pre-opening and early operating losses associated with the Company's new subsidiary, Bank of Anderson, N.A., which commenced banking operations on September 3, 1998, and the addition of several key management positions at the parent company level. After tax losses associated with Bank of Anderson, N.A. for the first nine months of 1998 amounted to $131,000, and management expects this subsidiary's operations to continue to negatively impact the Company's performance for the remainder of 1998. In addition, the Company expects to begin incurring additional expenses associated with the formation of Seneca National Bank during the fourth quarter, which will also negatively impact the Company's performance during the upcoming quarter. The operations of both Bank of Anderson, N.A. and Seneca National Bank will also negatively impact the economic results of the Company in 1999.

Net Interest Income

    The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before the provision for loan losses for the third quarter of 1998 amounted to $1,379,000, an increase of $200,000, or 16.9%, over the third quarter of 1997. Net interest income before the provision for loan losses for the nine months ended September 30, 1998 amounted to $3,809,000, an increase of $404,000, or 11.9%, over the same period in 1997. This represents a 4.43% net interest margin (net interest income divided by average earning assets) on average earning assets of $114,527,000. For this same period in 1997, the net interest margin was 4.40% based on average earning assets of $103,592,000. This slight increase in the net interest margin resulted primarily from lower deposit costs than the decrease in earning asset yields.

Non-interest Income

    Non-interest income, excluding securities transactions, increased $110,000, or 55.5%, to $309,000 for the third quarter of 1998 compared to $199,000 for the third quarter of 1997. For the first nine months of 1998, non-interest income, excluding securities transactions, increased $289,000, or 51.2%, to $852,000 compared to $563,000 for the first nine months of 1997. A $203,000 increase in origination fees on mortgage loans; earnings of $30,000 on the Bank's salary continuation plan; and earnings of $71,000 from the Bank's specialized investment program were the main contributors to the increase in non-interest income in both 1998 periods when compared to the 1997 periods. No gain or loss was realized on the sale of available for sale securities during the first nine months of 1998. The Company recorded a $2,740 gain on the sale of available for sale securities during the first nine months of 1997.

Non-interest Expense

    Non-interest expense increased $429,000, or 57.1%, to $1,181,000 for the third quarter of 1998 compared to $752,000 for the third quarter of 1997. For the first nine months of 1998, non-interest expense increased $832,000, or 37.9%, to $3,025,000, compared to $2,193,000 for the same period in 1997.
Salaries and benefits, the largest single category of non-interest expense items, increased $228,000, or 53.5%, to $655,000 in the 1998 quarter and $424,000, or 33.6%, to $1,684,000 for the nine month period in 1998 due to normal salary increases, the addition of several key employees during the last six months of 1997 and the second quarter of 1998, and the full staffing of the Bank of Anderson, N.A., during the third quarter of 1998. Occupancy and equipment expense, collectively, increased $32,000, or 27.5%, in the 1998 quarter and $79,000, or 24.8%, for the first nine months of 1998 primarily due to an increase in the purchase and maintenance of equipment for The Peoples
National Bank and Bank of Anderson, N.A. Other operating expenses increased $170,000, or 80.7%, and $329,000, or 53.7%, for the 1998 quarter and the 1998 nine month period ending September 30, 1998, respectively, primarily as a result of an increase in marketing expenses due to advertising commitments made by The Peoples National Bank and advertising associated with the opening of Bank of Anderson, N.A.; increases in computer expenses associated with the installation of a wide area network and Year 2000 compliance issues; increases in stationary, printing and supplies expense associated with the opening of Bank of Anderson, N.A. and increases in expenses associated with the Company's Salary Continuation Plan.

Provision for Loan Losses

    The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

    The provision for loan losses charged to operations during the nine months ended September 30, 1998 was $154,000 compared to a charge of $217,000 for the same nine month period in 1997. The decrease is due primarily to a decrease in net charge-offs experienced in the 1998 period when compared to the 1997 period.

BALANCE SHEET REVIEW

Loans

    Outstanding loans represent the largest component of earning assets at 63.7% of total earning assets. As of September 30, 1998, the Company had total gross loans outstanding of $80,803,000, an increase of $3,954,000, or 5.1%, from $76,849,000 in outstanding gross loans at December 31, 1997. For the first nine months of 1998, the Company's loans averaged $77,168,000 compared to $72,755,000 for the same period of 1997. The increase resulted primarily from loans generated by Bank of Anderson.

    The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the nine months ended September 30, 1998 was 9.34% compared to 9.41% for the first nine months of 1997 and to 9.35% for the twelve months ended December 31, 1997. The decline in the Company's loan yield was primarily attributable to a shift in the composition of the loan portfolio to a higher concentration of mortgage loans which generally carry lower rates of interest than other types of loans. At September 30, 1998 approximately 33.8% of the Company's outstanding loans carried adjustable rates of interest.

    The Company's loan portfolio consists principally of loans secured by real estate, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

Allowance for Loan Losses

    The purpose of the Company's allowance for loan losses is to absorb loan losses that occur in the loan portfolio. The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolio.

    While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. The Company is also subject to regulatory examinations and determinations as to adequacy which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

    Management determines the adequacy of the allowance for loan losses quarterly and considers a variety of factors in establishing the level of the allowance and the related provision, which is charged to expense. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The review considers the judgements of management, an external loan review person and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including The Peoples National Bank and Bank of Anderson, N. A., may require additions to the allowance based upon information available to them at the time of their examination.

    Management considers the allowance for loan losses adequate to absorb possible losses on loans outstanding at September 30, 1998 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

     The allowance for loan losses at September 30, 1998 was $1,057,000, or 1.31%, of total loans outstanding compared to $921,000, or 1.18% and $987,000, or 1.30%, at September 30, 1997 and December 31, 1997, respectively. Net charge-offs during the first nine months of 1998 were $84,000, compared to net charge-offs of $57,000 for the first nine months 1997 and to net charge-offs of $98,000 for the year ended December 31, 1997.

    At September 30, 1998 the Company had $508,000 in non-accruing loans, two restructured loans totalling $211,000 and one loan more than ninety days past due in the amount of $323,639 on which interest was still being accrued. This compares to $563,000 in non-accruing loans, $11,000 in restructured loans and $104,000 in loans more than ninety days past due on which interest was still being accrued at September 30, 1997. At December 31, 1997, there was $757,000 in non-accruing loans; one $10,000 restructured loan and a $142,000 loan more than ninety days past due on which interest was still being accrued. Non-performing assets as a percentage of loans and other real estate owned were 1.03%, 0.85% and 1.17%, at September 30, 1998, September 30, 1997 and December 31, 1997, respectively. The allowance for loan losses as a percentage of non-performing loans was 127%, 108% and 91% at September 30, 1998, September 30, 1997 and December 31, 1997 respectively.

        The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. On each of September 30, 1998, September 30, 1997 and December 31, 1998, the Company had no impaired loans.


Securities and Federal Funds Sold

        Investment securities constituted 24.1% and 22.9% of earning assets as of September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, securities totaled $30,481,000, up $6,308,000 from December 31, 1997's balance of $24,173,000. The increase in investment securities resulted from the investment of excess funds attributable to an increase in deposits coupled with soft loan demand.

        At September 30, 1998 the book value of the Company's Available-for-Sale portfolio was $26,488,000 and the market value of its Available-for-Sale portfolio was $26,530,000 resulting in an unrealized gain before tax of $42,000. The Company's total securities averaged $28,518,000 for the first nine months of 1998, 29.4% above the first nine months of 1997 average of $22,041,000.

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

        At September 30, 1998 Fed Funds sold amounted to $15,640,000, a $11,070,000, or 242.2%, increase over the $4,570,000 sold at December 31, 1997.
The increase is largely attributable to the investment of funds received from the Company's two latest common stock offerings and overnight funds sold by Bank of Anderson, N. A.

Deposits

        The Company's primary source of funds for loans and investments is deposits. Deposits increased 13.8% to $109,442,000 at September 30, 1998 from $96,190,000 at December 31, 1997. The increase resulted principally from account promotions at The Peoples National Bank and deposits generated by Bank of Anderson. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

        During the first nine months of 1998, interest-bearing deposits averaged $91,019,000 compared to $74,362,000 for the same period in 1997, and to $76,516,106 for the twelve months ended December 31, 1997. The average interest rate paid on interest-bearing deposits was 4.50% for the first nine months of 1998 compared to 4.72% for the first nine months of 1997. During the first nine months of 1998, deposit pricing continued to be very competitive in the Company's market areas, resulting in little downward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, anticipated loan demand and local market conditions. As of September 30, 1998, interest-bearing deposits comprised 86.5% of total deposits. The Company does not believe that it has any brokered deposits.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

        Liquidity management entails meeting the cash flow requirements of the Company. The primary cash flow requirements include withdrawals of deposits, extensions of credit, payment of operating expenses, repayment of purchased funds and dividends. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sale of debt securities, temporary investments and earnings. In addition, the Company (through The Peoples National Bank and Bank of Anderson) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Peoples National Bank is also a member of the Federal Home Loan Bank System and has the ability to borrow both short-term and longer term funds on a secured basis. At September 30, 1998, The Peoples National Bank had $2,000,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta and an unused borrowing capacity of $14,000,000.

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

CAPITAL ADEQUACY

        The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

        Federal banking regulations have established certain capital adequacy standards required to be maintained by banks and bank holding companies. At September 30, 1998, the Company, The Peoples National Bank and Bank of Anderson, N.A. were in compliance with each of the applicable capital requirements and exceeded the "well capitalized" regulatory guidelines. The following table sets forth the capital ratios for the Company, The Peoples National Bank and Bank of Anderson, N.A. as of September 30, 1998:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                           Well                   Adequately
                                                                                        Capitalized               Capitalized
                                                             Actual                     Requirement               Requirement
                                                     Amount           Ratio        Amount         Ratio        Amount       Ratio
                                                     ------           -----        ------         -----        ------       -----
Company:
Total Risk-based Capital ..................          20,911           22.95%       9,112           10%          7,289        8%
Tier 1 Risk-based Capital .................          19,854           21.79%       5,467            6%          3,645        4%
Leverage Ratio ............................          19,854           15.81%       6,278            5%          5,023        4%
The Peoples National Bank:
Total Risk-based Capital ..................          10,821           13.44%       8,051           10%          6,441        8%
Tier 1 Risk-based Capital .................           9,814           12.19%       4,830            6%          3,220        4%
Leverage Ratio ............................           9,814            7.64%       6,423            5%          5,138        4%

Bank of Anderson, N.A.:
Total Risk-based Capital ..................           4,402          105.6%          417           10%            333        8%
Tier 1 Risk-based Capital .................           4,369          104.8%          250            6%            167        4%
Leverage Ratio ............................           4,369           61.4%          356            5%            285        4%

EFFECT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principals which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

    While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

EFFECTS OF REGULATORY ACTION

    The management of the Company and the Banks are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

YEAR 2000 READINESS DISCLOSURE

        The Company recognizes that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits. A number of computer systems used by the Company in its day-to-day operations will be affected by the "Year 2000 Problem." Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing. Testing of all systems has begun and will be completed by December 1998. Alternative vendors/programs have been identified for all critical function areas, as classified by the Y2K Team, and will be purchased and installed in the event the primary vendor can not provide satisfactory Y2K compliance by July 31, 1999. Plans are also in place in the event critical systems fail on January 1, 2000. The estimated cost to the Company for these corrective actions is $100,000, which is included in the Company's 1998 and 1999 budgets. Incomplete or untimely compliance, however, could have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. Factors which could contribute to the Company's experiencing an adverse effect include the availability of skilled personnel and compliant software, the performance of vendors, the ability of entities with which the Company does business and the Company's customers to resolve their Year 2000 problems and the ability to identify noncompliant software and the applications or functions affected.

ACCOUNTING AND REPORTING MATTERS

    In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FASB 130), was issued, and established standards for reporting and displaying comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) have been included in the financial statements.

    In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for the fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.

    In June 1998, the FASB issued SFAS 133. "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning June 15, 1999. Because the Company does not use derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

    In April 1998, the FASB issued SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits." The new Statement revises the required disclosure for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements of SFAS 87,
"Employers'  Accounting  for  Pensions,"  SFAS 88,  "Employers'  Accounting  for
Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106. "Employers' Accounting for Postretirement Benefits Other than Pensions." The new disclosures are effective for the fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

    In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SPO 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

    In October 1998, the FASB issued SFAS 143, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The new statement established accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statement of the Company.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

               The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2. Changes in Securities

               None.

Item 3. Defaults Upon Senior Securities

               None.

Item 4. Submission to a Vote of Security Holders

               None.

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               Exhibit 27. Financial Data Schedule

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1998

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEOPLES BANCORPORATION, INC.


Dated:  November 9, 1998              By:    /s/ Robert E. Dye
                                           -------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  November 9, 1998              By:   /s/ William B. West
                                          ---------------------
                                             William B. West
                                              Sr. Vice President & CFO
                                             (principal financial officer)

                                  EXHIBIT INDEX


       Exhibit No. from
          Item 601 of
        Regulation S-B                       Description
       ------------------                    ------------------------
              27                             Financial Data Schedule