Form 10KSB
period 1998-12-31
PEOPLES BANCORPORATION INC /SC/
filed 1999-03-29
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 25049

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998        Commission File No. 000-20616

                          Peoples Bancorporation, Inc.
             (Exact name or Registrant as specified in its charter)

            South Carolina                                    57-0951843
     (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                      Identification No.)

               1800 East Main Street, Easley, South Carolina 29640 (Address of Principal Executive Offices, Including Zip Code)

       Registrant's Telephone Number, Including Area Code: (864) 859-2265

       Securities Registered Pursuant to Section 12 (b) of the Securities
                             Exchange Act of 1934:
                                      None

       Securities Registered Pursuant to Section 12 (g) of the Securities
                             Exchange Act of 1934:
                          Common Stock, $1.67 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year were $1,261,000.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (2,840,001 shares) on March 9, 1999 was approximately $42,600,000. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 9, 1999: 2,840,001 shares of $1.67 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III

         Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                     PART I

ITEM 1.          BUSINESS

Forward Looking Statements

         From time to time, Peoples Bancorporation, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; failure of the Company and those it deals with to completely remedy the year 2000 problem; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Peoples Bancorporation's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

The Company

         Peoples Bancorporation, Inc. was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. The company has three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as "the Banks").

         The Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from five banking offices located in the Upstate Area of South Carolina.

         The principal offices of the Company are located at 1814 East Main Street, Easley, South Carolina 29640. The Company's telephone number is (864) 859-2265. The principal office of The Peoples National Bank is located at 1800 East Main Street, Easley, South Carolina 29640. The principal office of Bank of Anderson, National Association is located at 201 East Greenville Street, Anderson, South Carolina 29621 and the principal office of Seneca National Bank is located at 201 Bypass 123, Seneca, South Carolina 29678.

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts, NOW accounts, savings and other time deposits of various types, daily repurchase agreements, alternative investment products such as annuities, mutual funds, stocks and bonds, loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, an accounts receivable financing program, safe deposit boxes, bank money orders, wire transfer services and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. There are no material seasonal factors that would have an adverse effect on the Company.

         As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprises and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends and fees for services performed.

Territory Served and Competition

         The Peoples National Bank serves its customers from three locations; one office each in the cities of Easley and Pickens, South Carolina located in Pickens County and one office in the community of Powdersville, South Carolina located in the northeast section of Anderson County, South Carolina. Easley, South Carolina is located approximately 10 miles west of Greenville, South Carolina. Pickens, South Carolina is located approximately 8 miles north of Easley and Powdersville, South Carolina is located approximately 12 miles southeast of Easley.

         Bank of Anderson, National Association, serves its customers from one location in the City of Anderson, South Carolina. Anderson is located approximately 25 miles southwest of Greenville, South Carolina and approximately 25 miles south of Easley.

         Seneca National Bank serves is customers from one location in the City of Seneca, South Carolina. Seneca is located approximately 30 miles northwest of Easley, South Carolina in Oconee County, South Carolina.

         Each subsidiary bank of the Company is an independent bank, and, therefore, each bank is responsible for developing and maintaining its own customers and accounts. Located in Easley, South Carolina, The Peoples National Bank `s customer base has been primarily derived from Pickens County, South Carolina and the northwest section of Anderson County, South Carolina. Bank of Anderson's primary service area is Anderson County, South Carolina, more particularly, the City of Anderson. Seneca National Bank, which commenced operations on February 5, 1999, expects to derive most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina. The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with savings institutions and credit unions. In Pickens County, there are seven (7) competitor bank branches, two (2) savings institution branches and two (2) credit union branches. In Anderson County there are thirteen (13) competitor bank branches, two (2) savings institution branches and two (2) credit union branches. In Oconee County, there are seven (7) competitor bank branches, two (2) savings institution branch and two (2) credit union branches. The Peoples National Bank has approximately 10% of the deposits in Pickens County. Both Bank of Anderson and Seneca National Bank have less than 1% of the deposits in their respective counties. Many competitor institutions have substantially greater resources and higher lending limits than the Banks and they perform certain functions for their customers, including trust services and investment banking services, which none of the Banks is equipped to offer directly. However, the Banks do offer some of these services through correspondent banks. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Several of these non-bank competitors are not subject to the same regulatory restrictions as the Company and its subsidiaries and many have substantially greater resources than the Company.

         The extent to which other types of financial institutions compete with commercial banks has increased significantly within the past few years as a result of federal and state legislation that has, in several respects, deregulated financial institutions. The full impact of existing legislation and subsequent laws that deregulate the financial services industry cannot be fully assessed or predicted.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the company for the years ended December 31, 1998 and 1997. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                                 AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                                        (dollars in thousands)
                                                                                                   For the years ended December 31,
                                                                                                   --------------------------------
                                                                                                     1998                      1997
                                                                                                     ----                      ----

Assets
------
Cash and Due from Banks.........................................................                  $  4,870                  $  3,271


Taxable Securities .............................................................                    25,093                    18,023
Tax-Exempt Securities ..........................................................                     4,358                     4,819
Federal Funds Sold .............................................................                    11,126                     4,513
Gross Loans ....................................................................                    79,181                    73,955
Less:  Loan Loss Reserve .......................................................                     1,027                       856
                                                                                                  --------                  --------
New Loans ......................................................................                    78,154                    73,099
                                                                                                  --------                  --------

Other Assets ...................................................................                     6,055                     4,034
                                                                                                  --------                  --------
Total Assets ...................................................................                  $129,656                  $107,759
                                                                                                  ========                  ========

Liabilities and Shareholders' Equity
------------------------------------
Noninterest-bearing Deposits ...................................................                  $ 13,884                  $ 10,791
Interest-bearing Deposits:
    Interest Checking ..........................................................                    14,214                    12,544
    Savings Deposits ...........................................................                     4,336                     4,034
    Money Market ...............................................................                    18,353                     9,770
    Certificates of Deposit ....................................................                    49,577                    44,734
    Individual Retirement Accounts .............................................                     6,944                     5,434
                                                                                                  --------                  --------
Total Interest-bearing Deposits ................................................                    93,424                    76,516
                                                                                                  --------                  --------

Short-term Borrowings ..........................................................                     4,638                     4,696
Long-term Borrowings ...........................................................                     2,002                     5,753
Other Liabilities ..............................................................                     1,101                       908
                                                                                                  --------                  --------
    Total Liabilities ..........................................................                   115,049                    98,664
                                                                                                  --------                  --------

Common Stock ...................................................................                     3,426                     2,695
Surplus ........................................................................                     9,076                     4,399
Undivided Profits ..............................................................                     2,105                     2,001
                                                                                                  --------                  --------
    Total Shareholders' Equity .................................................                  $ 14,607                  $  9,095
                                                                                                  --------                  --------

Total Liabilities and Shareholders Equity ......................................                  $129,656                  $107,759
                                                                                                  ========                  ========

         The following is a presentation of an analysis of the net interest earnings of the Company for the years ended December 31, 1998 and 1997 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                              Year Ended December 31, 1998
                                                                              ----------------------------
                                                                                 (dollars in thousands)
                                                                       Average           Interest              Average         Net
Assets                                                                 Amount           Earned/Paid          Yield/Rate       Yield
------                                                                 ------           -----------          ----------       -----

Securities - Taxable .....................................           $ 25,093           $ 1,430                5.70%
             Tax-Exempt ..................................              4,358               229                7.96%

Federal Funds Sold .......................................             11,126               678                6.09%

Gross Loans ..............................................             79,181             7,506                9.48%
                                                                     --------           -------

    Total Earning Assets .................................           $119,758           $ 9,843                8.32%           4.55%
                                                                     ========           =======

Liabilities
-----------
Interest checking ........................................           $ 14,214           $   277                1.95%
Savings Deposits .........................................              4,336                89                2.05%
Money Market .............................................             18,353               770                4.20%
Certificates of Deposit ..................................             49,577             2,701                5.45%
Individual Retirement Accounts ...........................              6,944               381                5.49%
                                                                     --------           -------
                                                                       93,424             4,218                4.51%

Short-term Borrowings ....................................              4,638               186                4.01%
Long-term Borrowings .....................................              2,002               113                5.64%
                                                                     --------           -------

    Total Interest-bearing Liabilities ...................           $100,064           $ 4,517                4.51%
                                                                     ========           =======

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

     For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                                              Year Ended December 31, 1997
                                                                              ----------------------------
                                                                                 (dollars in thousands)
                                                                       Average           Interest           Average           Net
Assets                                                                 Amount           Earned/Paid       Yield/Rate         Yield
------                                                                 ------           -----------       ----------         -----

Securities - Taxable .....................................           $ 18,023           $ 1,122              6.23%
             Tax-Exempt ..................................              4,819               245              7.70%

Federal Funds Sold .......................................              4,512               245              5.43%

Net Loans ................................................             73,955             6,639              9.08%
                                                                     --------           -------

    Total Earning Assets .................................           $101,309           $ 8,251              8.27%             4.27%
                                                                     ========           =======

Liabilities
-----------
Interest checking ........................................           $ 12,545           $   311              2.48%
Savings Deposits .........................................              4,034                92              2.30%
Money Market .............................................              9,770               393              4.02%
Certificates of Deposit ..................................             44,733             2,459              5.50%
Individual Retirement Accounts ...........................              5,434               307              5.66%
                                                                     --------           -------
                                                                       76,516             3,562              4.66%

Short-term Borrowings ....................................              4,696               146              3.10%
Long-term Borrowings .....................................              5,754               345              6.00%
                                                                     --------           -------

    Total Interest-bearing Liabilities ...................           $ 86,966           $ 4,053              4.66%
                                                                     ========           =======

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

                                                                                             Year Ended December 31,
                                                                                              1998 compared to 1997
                                                                                              (dollars in thousands)
                                                                                            Increase (Decrease) Due to
                                                                                            --------------------------
                                                                                 Volume                 Rate               Change
                                                                                 ------                 ----               ------
Interest earned on:
-------------------
Securities
     Taxable ....................................................               $   409                $(102)               $   307
     Tax-Exempt .................................................                   (24)                   8                    (16)

Federal Funds Sold ..............................................                   407                   26                    433

Net Loans .......................................................                   617                  251                    868
                                                                                -------                -----                -------

Total Interest Income ...........................................                 1,409                  183                  1,592
                                                                                -------                -----                -------

Interest paid on:
-----------------
     Interest Checking ..........................................                    38                  (71)                   (33)
     Savings Deposits ...........................................                     6                  (10)                    (4)
     Money Market ...............................................                   361                   16                    377
     Certificates of Deposit ....................................                   264                  (22)                   242
     Individual Retirement Accounts .............................                    83                  (10)                    73
                                                                                -------                -----                -------
                                                                                    752                  (97)                   655
Short-term Borrowing ............................................                    (2)                  42                     40
Long-term Borrowing .............................................                  (210)                 (22)                  (232)
                                                                                -------                -----                -------

Total Interest Expense ..........................................                   540                  (77)                   463
                                                                                -------                -----                -------

Change in Net Interest Income ...................................               $   869                $ 260                $ 1,129
                                                                                =======                =====                =======

         As reflected in the table above, most of the increase in 1998 net interest income of $1,129,000 was due to the change in volume. Substantially all the $1,592,000 increase in interest income was related to the volume growth in the loan portfolios with the balance equally distributed between the investment portfolio and federal funds sold. During 1998, the Company sold $12,025,000 in common stock that immediately contributed to the increase in federal funds sold and investments. In reviewing the Company's deposits, substantially all the $463,000 increase in interest expense was due to the increases in Money Market accounts and Certificates of Deposits. Bank of Anderson, N. A. opened in early September 1998 with a special Certificate of Deposit and Money Market campaign, which contributed to the increase in their volume.

                                                                                               Year Ended December 31,
                                                                                                1997 compared to 1996
                                                                                                (dollars in thousands)
                                                                                              Increase (Decrease) Due to
                                                                                              --------------------------
                                                                                 Volume                 Rate                 Change
                                                                                 ------                 ----                 ------
Interest earned on:
-------------------
Securities
     Taxable ....................................................               $   243                $ (24)               $   219
     Tax-Exempt .................................................                    33                    0                     33

Federal Funds Sold ..............................................                    30                    4                     34

Net Loans .......................................................                 1,202                 (144)                 1,058
                                                                                -------                -----                -------

Total Interest Income ...........................................                 1,508                 (164)                 1,344
                                                                                -------                -----                -------

Interest paid on:
-----------------
     Interest Checking ..........................................                    94                   21                    115
     Savings Deposits ...........................................                    (5)                 (19)                   (24)
     Money Market ...............................................                   122                   24                    146
     Certificates of Deposit ....................................                   373                    2                    375
     Individual Retirement Accounts .............................                    14                  (13)                     1
                                                                                -------                -----                -------
                                                                                    598                   15                    613
Short-term Borrowing ............................................                    (4)                   0                     (4)
Long-term Borrowing .............................................                   310                    3                    313
                                                                                -------                -----                -------

Total Interest Expense ..........................................                   904                   18                    922
                                                                                -------                -----                -------

Change in Net Interest Income ...................................               $   604                $(182)               $   422
                                                                                =======                =====                =======

         As reflected in the table above, the increase in 1997 net interest income of $422,000 was primarily due to the changes in volume. On the interest income side, substantially all the $1,344,000 increase was related to the volume growth in the loan and investment portfolios. At the end of 1996, The Peoples National Bank won a bid for municipal funds in excess of $3 million, which was invested in securities. The increase in loan volume was the result of The Peoples National Bank's equity line product introduced during the third quarter of 1996 and the increase in its real estate loans. On the deposit side, substantially all the $922,000 increase in interest expense was due to the large volume change in certificates of deposit, long-term borrowings and money market accounts during 1997. During the second quarter of 1997, The Peoples National Bank increased the rate it paid on its money market accounts to position itself more in line with market rates. This strategy generated money market funds in excess of $7 million.

LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis.

When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 1998, approximately $3,844,000 or 12% of commercial loans were unsecured.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. The Banks each have a mortgage loan originator who originates and packages loans that are pre-sold at origination to third parties.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 1998 and 1997.

                                                      Loan Portfolio Composition
                                                        (dollars in thousands)
                                                             December 31,

Type of Loan                                              1998            1997
------------                                              ----            ----

Commercial and Industrial ......................         $13,812         $11,031
Real Estate ....................................          62,099          55,291
Consumer Loans .................................          12,106          10,527
                                                         -------         -------
    Subtotal ...................................          88,017          76,849
    Less allowance for loan losses .............           1,093             987
                                                         -------         -------
Net Loans ......................................         $86,924         $75,862
                                                         =======         =======


         The following is a presentation of an analysis of maturities of loans as of December 31, 1998:

                                                                                Loan Maturity and Interest Sensitivity
                                                                                         (dollars in thousands)

                                                                                   Due After 1
                                                                 Due in 1           Year up to          Due after
Type of Loans                                                  Year or less          5 years             5 years             Total
-------------                                                  ------------          -------             -------             -----

Commercial and Industrial ..........................             $ 4,966             $ 4,859             $ 3,987             $13,812
Real Estate ........................................              12,405              37,784              11,910              62,099
Consumer Loans .....................................               4,353               4,259               3,494              12,106
                                                                 -------             -------             -------             -------
    Total ..........................................             $21,724             $46,902             $19,391             $88,017

         All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 1998, the amount of loans due after one year with predetermined interest rates totaled approximately $47,555,000 while the amount of loans due after one year with floating interest rates totaled approximately $18,738,000.

         Accrual of interest is discontinued on a loan when management of the Company determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 1998, the Company had $617,000 in non-accruing loans; one $8,000 restructured loan and no loans greater than ninety days past due on which interest was still being accrued. This compares with $757,000 in non-accruing loans, one $10,000 restructured loan and $142,000 in loans greater than ninety days past due on which interest was still being accrued at December 31, 1997.

Non-performing assets as a percentage of loans and other real estate owned were 0.74% and 1.17% at December 31, 1998 and 1997, respectively. The allowance for loan losses as a percentage of non-performing loans was 177% and 130% as of December 31, 1998 and 1997, respectively.

         With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $59,000 for the year ended December 31, 1998 and $65,000 for the year ended December 31, 1997.

         As of December 31, 1998, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with the provision of SFAS No 114 "Accounting by Creditors for Impairment of a Loan." SFAS No 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provision of SFAS No.114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 1998 and 1997, the recorded investment in loans for which impairment was recognized was $0 and $195,000, respectively. The impairment allowance is included in the allowance for loan losses.

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

         The  purpose of the  Company's  allowance  for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the reserve for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrower's ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for potential losses in the loan portfolios of its subsidiaries, however, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and expected industry trends.

         The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolios of its bank subsidiaries. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. The Company and its bank subsidiaries are also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes the services of an outside consultant to perform quality reviews of its loan portfolio. The review considers the judgements of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including the Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios.

         On December 31, 1998, the allowance for loan losses was $1,093,000, or $106,000, (11%), higher than one year earlier. The ratio of the allowance for loan losses to net loans outstanding was 1.24% at December 31, 1998 compared to 1.29% at December 31, 1997. During 1998, the Company experienced net charge-offs of $88,000, or 0.11% of average loans, compared to net charge-offs of $98,000 or 0.13% of average loans, in 1997. Installment loan net charge-offs were $5,000 in 1998 versus $71,000 in 1997. Commercial loan net charge-offs were $27,000 in 1998 compared to net charge-offs of $20,000 in 1997. There were no credit card charge-offs in 1998. Mortgage loan net charge-offs were $56,000 in 1998 compared to net charge-offs of $6,000 in 1997.

         The Company made provisions for loan losses of $194,000 and $324,000 for the years ended December 31, 1998 and 1997, respectively.

         In fiscal 1998 and 1997, The Peoples National Bank made provisions for loan losses of $101,000 and $324,000, respectively. In fiscal 1998 and 1997, The Peoples National Bank recorded net charge-offs of $88,000 and $98,000, respectively. In fiscal 1998, Bank of Anderson, National Association made provisions for loan losses of $93,000 as it began to establish its allowance for loan losses.

         Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision and allowance for loan losses. This would likely decrease net income.

         The following table sets forth the allocation by category at December 31, 1998 and 1997.

                                                                                  Composition of Allowance for Loan Losses
                                                                                               (dollars in thousands)
                                                                               1998                                          1997
                                                                               ----                                          ----
                                                                                      Percent of                         Percent of
                                                                                    Loans in each                      Loans in each
                                                                                    Category to                         Category to
                                                                   Amount            Total loans       Amount           Total loans
                                                                   ------            -----------       ------           -----------

Commercial and industrial ..........................              $  172               15.69%           $142               14.35%
Real Estate ........................................                 771               70.55%            710               71.95%
Consumer ...........................................                 150               13.75%            135               13.70%
                                                                  ------                                ----
    Total ..........................................              $1,093              100.00%           $987              100.00%
                                                                  ======                                ====

         The following table summarizes loan balances of the Company at the end of each period and averages for each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to expense.

                                                 Summary of Loan Loss Experience
                                                      (dollars in thousands)
                                                     Years Ended December 31,
                                                   1998                   1997
                                                   ----                   ----

Balance at beginning of year                        $  987                 $ 761
Charge-offs:
     Commercial and industrial .................        30                    32
     Real estate ...............................        56                     8
     Consumer ..................................        53                    86
                                                    ------                 -----
                                                       139                   126
Recoveries:
     Commercial and industrial .................         3                    11
     Real estate ...............................         0                     2
     Consumer ..................................        48                    15
                                                    ------                  ----
                                                        51                    28
                                                    ------                  ----
Net Charge-offs ................................        88                    98

Provision for loan losses ......................       194                   324
                                                    ------                  ----
Balance at end of year .........................    $1,093                  $987
                                                    ======                  ====



Asset Quality Ratios:
---------------------

                                                        Years Ended December 31,
                                                             1998          1997
                                                             ----          ----

Net charge-offs to average loans
 outstanding during the year ............................    0.11%         0.13%
Net charge-offs to total loans
 outstanding at end of year .............................    0.10%         0.13%
Allowance for loan losses to average loans ..............    1.38%         1.33%
Allowance for loan losses to total loans ................    1.24%         1.29%
Net charge-offs to allowance for loan losses ............    8.07%         9.93%
Net charge-offs to provision for loan losses ............   45.40%        30.21%

         The Allowance for Loan Losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 1998. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

INVESTMENTS

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Banks enter into Federal Funds transactions with their principal correspondent banks and usually act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from one bank to another bank.

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 1998 and 1997.

                                                                                         Securities Composition
                                                                                         (dollars in thousands)
                                                                               1998                                 1997
                                                                               ----                                 ----
                                                                   Amortized            Market           Amortized          Market
                                                                     Cost               Value               Cost             Value
                                                                     ----               -----               ----             -----
AVAILABLE FOR SALE:
Obligations of U.S. Treasury and
  other U.S. Government agencies .......................            $31,087            $31,014            $18,606            $18,560
State and Political Subdivisions .......................                125                126              1,048              1,055
Other Securities .......................................                831                831                696                705
                                                                    -------            -------            -------            -------
Total Available for Sale ...............................            $32,043            $31,971            $20,350            $20,320
                                                                    -------            -------            -------            -------
HELD TO MATURITY
State and Political Subdivisions .......................            $ 4,128            $ 4,264            $ 3,852            $ 3,954
                                                                    -------            -------            -------            -------
Total Held to Maturity .................................            $ 4,128            $ 4,264            $ 3,852            $ 3,954
                                                                    -------            -------            -------            -------
         Total .........................................            $36,171            $36,235            $24,202            $24,274
                                                                    =======            =======            =======            =======

         The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as Available for Sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholder's equity net of deferred income taxes. Securities classified as Held to Maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as Held for Investment, the Company must have the ability to hold the securities to maturity. The Company has no trading securities.

         At  December  31,  1998,  the  Company's  total  investment   portfolio
classified as held for sale had a book value of $32,043,000 and a market value of $31,971,000 for an unrealized net loss of $72,000.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 1998:

                                                                                                       Securities Maturity Schedule
                                                                                                           (dollars in thousands)
                                                                                                       Amortized          Weighted
                                                                                                         Cost          Average Yield
                                                                                                         ----          -------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government
  agencies:
         0-1 Year .....................................................................                $ 2,805            5.65%
         1-5 Years ....................................................................                 14,477            5.83%
         Greater than 10 Years ........................................................                  5,465            5.97%
                                                                                                         8,340            6.22%
State and political subdivisions:
         0-1 Year .....................................................................                    125            8.60%*

No stated maturity ....................................................................                    831            6.22%
                                                                                                       -------
                                                                                                       $32,043            5.77%
                                                                                                       =======
HELD FOR INVESTMENT
State and political subdivisions:
         1-5 Years ....................................................................                $ 2,410            8.34%
         5-10 Years ...................................................................                  1,718            7.28%
                                                                                                       -------
                 Total ................................................................                $ 4,128            7.70%
                                                                                                       =======

*  Computed on a fully taxable-equivalent basis using a federal tax rate of 34%.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local medias. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Bank's market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 1998 were $107,308,000, compared to $87,307,000 the prior year, an increase of $20,001,000 or 23%. Average noninterest-bearing deposits increased approximately $3,093,000 in 1998, average interest checking accounts increased $1,670,000 million or 13%, average money market accounts increased $8,583,000 million or 88% and average certificates of deposit increased $4,844,000 million or 11%. Internal growth at The Peoples National Bank, particularly from account promotions, the Company's marketing commitments in 1998, the opening of Bank of Anderson, National Association in September 1998 and the acquisition of The Peoples National Bank's main local competitor by a large in-state financial institution, generated the new deposits. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         The following table presents, for the years ended December 31, 1998 and 1997, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                                                Average Amount                  Average Rate Paid
----------------                                                                --------------                  -----------------
                                                                           (dollars in thousands)
                                                                          1998               1997              1998            1997
                                                                          ----               ----              ----            ----
Noninterest-bearing Deposits ...............................            $13,884            $10,791
Interest-bearing Deposits
    Interest Checking ......................................             14,214             12,544             1.95%          2.48%
    Savings Deposits .......................................              4,336              4,034             2.05%          2.30%
    Money Market ...........................................             18,353              9,770             4.20%          4.02%
    Certificates of Deposit ................................             49,577             44,734             5.45%          5.50%
    Individual Retirement Accounts .........................              6,944              5,434             5.49%          5.66%

         The Company's core deposits consist of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 83% in 1998. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. The Company does not believe that it has any brokered deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 1998:

                                                            Time Certificates
                                                                of Deposit
                                                          (dollars in thousands)
                                                          ----------------------

                    3 months or less ..................    $            9,884
                    4-6 months ........................                14,127
                    7-12 months .......................                 2,156
                    Over 12 months ....................                     0
                                                           ------------------
                             Total ....................    $           26,167
                                                           ==================

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 1998 and 1997 are as follows:

                                                           December 31,
                                                      1998               1997
                                                      ----               ----
          Return on average assets ................   0.96%              1.21%
          Return on average equity ................   8.71%             14.34%
          Average equity to average assets ratio ..  11.27%              8.44%
          Dividend payout ratio ...................  24.09%             16.06%

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 1998 and 1997. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one business day basis.


                                                       1998              1997
                                                       ----              ----

Balance at year end ............................     $5,979,994       $4,433,554
Rate at year end ...............................          2.90%            3.10%
Maximum amount outstanding at any month end ....     $5,979,994       $4,955,332
Average amount outstanding during the year .....     $4,575,489       $4,686,696
Average rate paid during the year ..............          3.30%            3.10%

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT

         An important aspect of achieving satisfactory levels of net income is the management of the composition and maturities of rate sensitive assets and liabilities in order to optimize net interest income as interest rates earned on assets and paid on liabilities fluctuate from time to time.

         The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Management seeks to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

         The following table sets forth the Company's interest sensitivity position as of December 31, 1998.

                          Interest Sensitivity Analysis
                             (dollars in thousands)

                                              Within 3         4-12                         Over 5
                                               Months         months        1-5 years       Years          Total
                                               ------         ------        ---------       -----          -----
INTEREST-EARNING ASSETS:
    Federal Funds Sold ...................   $   17,980     $        0     $        0     $        0    $   17,980
    Investment Securities ................       13,258         13,004          6,202          3,707        36,171
    Loans ................................       32,696          7,007         40,724          7,590        88,017
                                             ----------     ----------     ----------     ----------    ----------

Total Interest-Earning Assets ...........    $   63,934     $   20,011     $   46,926     $   11,297    $  142,168
                                             ----------     ----------     ----------     ----------    ----------

INTEREST-BEARING LIABILITIES:
    Interest Checking ...................        17,295              0              0              0        17,295
    Savings Deposits ....................         5,126              0              0              0         5,126
    Money Market ........................        23,015              0              0              0        23,015
    Time Deposits .......................        15,219         33,687         10,456            311        59,673
    Other Borrowings ....................             0          2,000              0              0         2,000
                                             ----------     ----------     ----------     ----------    ----------

Total Interest-Bearing Liabilities ......    $   60,655     $   35,687     $   10,456     $      311    $  107,109
                                             ----------     ----------     ----------     ----------    ----------

Interest sensitive gap ..................    $    3,279     $  (15,676)    $   36,470     $   10,986
Cumulative interest sensitive gap .......    $    3,279     $  (12,397)    $   24,073     $   35,059
RSA/RSL .................................           105%            24%
Cumulative RSA/RSL ......................           105%            64%

RSA - rate sensitive assets; RSL - rate sensitive liabilities

         At   December   31,   1998,   approximately   59%  of   the   Company's
interest-earning assets repriced or matured within one year compared to approximately 90% of interest -bearing liabilities.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Company's banking subsidiaries use an asset/liability simulation model that quantifies balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.

         It is the responsibility of the Committees to establish parameters for various interest risk measures, to set strategies to control interest rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving its objectives.

         Management is not aware of any known events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. Management is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Peoples National Bank is also a member of the Federal Home Loan Bank System and has the ability to borrow both short and long term funds on a secured basis. At December 31, 1998, The Peoples National Bank had $2,000,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 1998, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $14,000,000. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank have applied to become members of the Federal Home Loan Bank System. At December 31, 1998, The Peoples National Bank and Bank of Anderson had unused federal funds lines of credit totalling $2,500,000 with correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgement, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. Neither The Peoples National Bank nor Bank of Anderson have been notified that they must maintain capital levels above regulatory minimums. The Company's newest bank subsidiary, Seneca National Bank, commenced banking operations on February 5, 1999. It also has not been notified that it must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 14.87% at December 31, 1998 compared to 8.16% at December 31, 1997. The leverage capital ratios for The Peoples National Bank and Bank of Anderson were 7.60% and 25.05%, respectively at December 31, 1998. The Peoples National Bank's leverage capital ratio at December 31, 1997 was 7.51%. The increase in the Company's leverage capital in 1998 resulted from the sale of additional common stock during 1998.

         The Federal Reserve Board has adopted a risk -based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 23.97% and its Tier 1 capital to risk weighted assets ratio was 22.86% at December 31, 1998, compared to 13.35% and 12.10%, respectively, at December 31, 1997. The Peoples National Bank's risk-based capital ratio was 13.16% and its Tier 1 capital to risk weighted assets ratio was 11.96% at December 31, 1998, compared to 12.59% and 11.34%, respectively, at December 31, 1997. Bank of Anderson's risk-based capital ratio was 43.40% and its Tier 1 capital to risk weighted assets ratio was 42.48% at December 31, 1998. The increases in the Company's risk-based capital ratio and its Tier 1 capital to risk weighted assets ratio in 1998 resulted from the sale of additional common stock in 1998, which was initially invested primarily in low risk assets.

         During 1998 the Company successfully completed the sale of 925,000 shares of its common stock through two public stock offerings. From these two stock offerings the company raised $12,025,000 in additional capital. $4,500,000 of this additional capital was used to initially capitalize Bank of Anderson, National Association in September of 1998 and $3,500,000 was used to initially capitalize Seneca National Bank in February 1999. In January 1999, the Company injected $1,000,000 in additional capital in The Peoples National Bank and $1,000,000 in additional capital in Bank of Anderson, N. A. to provide for future growth of these two subsidiaries. The remaining funds from the two stock offerings are being held at the parent company level for future operating needs.

PAYMENT of DIVIDENDS

         If a national bank's surplus fund equals the amount of its capital stock, the directors may declare quarterly, semi-annual or annual dividends out of the bank's net profits, after deduction of losses and bad debts. If the surplus fund does not equal the amount of capital stock, a dividend may not be paid until one-tenth of the bank's net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two years, in the case of an annual dividend, are transferred to the surplus fund.

         The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits of that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Comptroller's regulations provide that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the level of net profits available for the payment of dividends.

         The payment of dividends by the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the Comptroller, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the Comptroller may require, after notice and hearing, that such bank cease and desist from such practice. The Comptroller has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the Comptroller and the FDIC have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         In 1998, The Peoples National Bank paid dividends of $299,598 to the Company. Bank of Anderson paid no dividends in 1998.

MONETARY POLICIES AND EFFECT OF INFLATION

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

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principals which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance that does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank, which cannot provide that service for itself from an economic or practical standpoint. The Banks are required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Banks sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks have established correspondent relationships with Wachovia Bank, Charlotte, North Carolina, The Bankers Bank, Atlanta, Georgia and First Tennessee Bank, N. A., Memphis, Tennessee. As compensation for services provided by a correspondent, the Banks maintain certain balances with such correspondents in non-interest bearing accounts.

DATA PROCESSING

         The Company has a data processing department, which performs a full range of data processing services for the Banks. Such services include an automated general ledger, deposit accounting, loan accounting and data processing.

YEAR 2000

         The Company recognizes that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations or possibly even cause the program or computer system on which it runs to cease functioning altogether. This problem can arise in any system containing a computer chip, such as a telephone system. This problem is commonly called the "Year 2000 Problem." Computer systems used by the Company in its day-to-day operations could be affected by this problem.

         Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. At its April 1998 board meeting, the Company's Board of Directors approved a year 2000 project plan and members of the Y2K Team. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing.

         Testing of all software applications began during the 2nd quarter of 1998, and the testing phase of the core operating system began in the 3rd quarter of 1998. The testing phase of the core operating system and software applications was completed during the 4th quarter of 1998. All third-party providers of non-information technology systems which include elevators, alarm systems and utilities have been contacted. While responses have been received from many of the larger vendors, the Company is still waiting for responses from some of the smaller companies. Alternative vendors/programs have been identified for all critical function areas, as classified by the Y2K Team, and will be purchased and installed in the event the primary vendor can not provide satisfactory Y2K compliance by July 31, 1999. In the event the Company learns on January 1, 2000, that some of its systems are not year 2000 compliant, the Company has an agreement with an outside provider to use its off-site facilities for core banking systems.

         The estimated cost to the Company for these corrective actions is $111,250 for 1998 and 1999. All estimated costs associated with correcting the year 2000 problem are included in the Company's budget. Incomplete or untimely compliance, however, could have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. Factors which could contribute to the Company's experiencing an adverse effect include the availability of skilled personnel and compliant software, the performance of vendors, the ability of others with which the Company does business and the Company's customers to resolve their Year 2000 problems and the ability to identify non-compliant software and the applications or functions affected.

         Year 2000 surveys have been sent to all commercial loan customers with relationships greater than $25,000 to assist in assessing their year 2000 compliance. In addition, an analysis is being performed on the entire loan portfolio based on Standard Industry Codes to determine if the Company has any concentrations of loans in industries which are considered to be of greater risk based on their year 2000 exposure. In the 2nd quarter of 1999, the Company is hosting customer seminars to educate customers in the Company's three major markets.

SUPERVISION AND REGULATION

         The Company and the Banks operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Banks. The business activities of the Company and Banks are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the Federal Deposit
Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, has increased the ability of bank holding companies and banks to operate across state lines. Under Riegel-Neal, the former restrictions on interstate acquisition of banks by bank holding companies have been repealed, such that the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentages and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective dates or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multi-state bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended effective July 1, 1996, to permit such interstate branching, but not de novo branching by an out-of-state bank.

         A bank holding company is generally prohibited from acquiring control of any company that is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto thus permissible for bank holding companies, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligation of the United States, the states and their political subdivisions.

         As a bank holding company registered under the South Carolina Bank Holding Company Act, the Company also is subject to regulation by the South Carolina State Board of Financial Institutions (the "State Board"). Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or non-banking institutions or assets. The Company must also file with the State Board periodic reports with respect to its financial condition and operation, management and inter-company relations between the Company and its subsidiaries.

         As national banks, the Banks are subject to supervision by the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Banks may establish branch offices anywhere within the State of South Carolina. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to; the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs are evaluated as part of the examination process, and also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

         Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller (see "CAPITAL ADEQUACY and RESOURCES").

         Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC.

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

         The Federal Reserve Board, the FDIC, the Comptroller and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's overall capital adequacy. The Company is still assessing the impact these rules and proposed policy statement would have on the capital requirements of the Company and the Banks.

         As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC.

         The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

         Each national banking association is required by the federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (I) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

         The payment of dividends by the Company and the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Banks, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         As national banks, the Banks are subject to examinations and reviews by the Comptroller. The examinations are typically completed on-site and are subject to off-site review as well. The Banks also submit to the FDIC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessment imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. however, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional
1.26 basis points per $100 of deposits,  and SAIF-insured deposits an additional
6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

         In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state banking holding company filing the application has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina the Company does not believe that such legislation had a material impact on its competitive position in 1998.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examination of the Company and any subsidiaries.

         The scope of regulation and permissible activities of the Company and the Banks are subject to change by future federal and state legislation.

EMPLOYEES

         The Company and the Banks presently employ seventy-one (71) full-time and nine (9) part-time persons. Management believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's corporate office is located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,600 square feet on .566 acres of land owned by the Company. This building houses the Company's centralized operational support functions, including data processing, central operations, accounting and financial reporting, human resources, audit and compliance and purchasing.

         The Company also owns 1.07 acres in Easley, South Carolina approximately 4 miles southwest of the corporate office. The Company purchased the property as a site for a branch office of The Peoples National Bank. The Company expects to transfer ownership of this piece of property to The Peoples National Bank in 1999. A decision to begin construction on a branch facility on this piece of property for The Peoples National Bank has not yet been made.

         The main office of The Peoples National Bank is located at 1800 East Main Street in Easley, South Carolina. The property consists of a two-story brick building of approximately 10,400 square feet, which is constructed on 1.75 acres of land owned by The Peoples National Bank. Improvements include a three-lane drive through teller installation, vault, night deposit and safe deposit facilities and a drive through automated teller machine.

         The Peoples National Bank owns and operates a branch office in Powdersville, South Carolina approximately seven miles east of the Bank's main office containing approximately 2,100 square feet in a one story brick building situated on .81 acres of land. The Peoples National Bank also owns and operates a branch office in Pickens, South Carolina approximately ten miles west of the Bank's main office. This branch operates out of a two-story brick building of approximately 6,700 square feet on .925 acres of land. Both branch facilities have improvements including drive through teller installations, drive-through automated teller machines, a vault, a night depository and safe deposit facilities.

         Bank of Anderson, National Association operates out of a temporary facility containing approximately 1,400 square feet situated on 1.935 acres of land owned by Bank of Anderson in Anderson, South Carolina. The temporary facility is owned by the Company and leased to Bank of Anderson for $1,500 per month. A permanent building to house the operations of Bank of Anderson is being constructed adjacent to the temporary facility and is expected to be completed in the early part of the second quarter of 1999 at an estimated total cost of $800,000.

         Seneca National Bank, which commenced banking operations on February 5, 1999, operates out of a two story brick building containing approximately 6,700 square feet situated on 1.097 acres of land in Seneca, South Carolina.

         All locations of the Company and the Banks are considered suitable and adequate for their intended purposes. Management believes that insurance coverage on the foregoing properties is adequate.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Banks are a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         During the period covered by this report and to date, there has been no established trading market for the Company's stock.

         The following table summarizes the range of high and low prices for the Company's Common Stock of which management has knowledge for each quarterly period over the last two years (prices have been adjusted to reflect the 2 for 1 stock split effective December 31, 1997 and the 5% stock dividend effective December 7, 1998):

                               Sales Price of the Company's Common Stock
                 Quarter Ended                      Low                   High

                 March 31, 1997                   $    8.58           $    8.58
                 June 30, 1997                    $    8.58           $    8.58
                 September 30, 1997               $    9.53           $   10.24
                 December 31, 1997                $   12.38           $   12.38
                 March 31, 1998                   $   12.38           $   12.38
                 June 30, 1998                    $   12.38           $   12.38
                 September 30, 1998               $   12.38           $   12.38
                 December 31, 1998                $   12.38           $   15.00

         As of March 1, 1998, the number of holders of record for the company's common stock was 1,112.

         During 1998 the Company paid four quarterly cash dividends. Cash dividends of $0.035 per common share were declared by the Company's Board of Directors on each of March 9, 1998, June 8, 1998, September 14, 1998 and December 14, 1998. In addition, on each of July 13, 1992, July 12, 1993, November 14, 1994, November 13, 1995, October 15, 1996, October 14, 1997 and November 9, 1998 the Company paid 5% stock dividends to shareholders. It is the policy of the Board of Directors of the Company to reinvest earnings for such a period of time as is necessary to ensure the success of the operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

FINANCIAL CONDITION

Earning Assets

         1998 Average earning assets of $119.8 million were 19.3% above the $100.4 million average in 1997. Average total net loans of $78.2 million in 1998 and $73.1 million in 1997 represented 65.3% and 72.8% of average earning assets for the respective years. The average total loan growth of $5.1 million during 1998 is largely attributable to loans generated by Bank of Anderson, which commenced operations in September 1998. At December 31, 1998, commercial loans comprised 15.7% of total outstanding loan balances versus 14.4% of the prior year balances. Real estate related loans, which include construction and land development, commercial owner-occupied, commercial income producing and mortgages, represented 70.6% of outstanding balances versus 72.0% at December 31, 1997. Consumer and installment loans represented 13.7% of the loan portfolio at December 31, 1998 and 1997.

         Average securities constituted $29.5 million (24.6%) of the Company's average earning assets in 1998 and $22.7 million (22.7%) in 1997. Proceeds from calls and maturities of investment securities in 1998 were $26.2 million. Proceeds from the sales, calls and maturities of investments in 1997 were $13.9 million with net gains of $3 thousand realized on sales. As of December 31, 1998, $13.9 million or 38.5% of the investment portfolio consisted of mortgage-backed securities whose maturities may be adversely affected by prepayments, which tend to increase in a declining rate environment. Mortgage-backed securities represented $4.0 million or 21.7% of the investment portfolio at December 31, 1997.

         At December 31, 1998 total investments classified as held for sale had a book value of $32,043,000 and a market value of $31,971,000 for an unrealized loss of $72,000. At December 31, 1997, total held for sale investments had a book value of $20,350,000 and a market value of $20,321,000 for an unrealized loss of $29,000.

         The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest sensitivity goals and to generate income. The Company emphasizes the safety in its selection of investment securities. Accordingly, the investment portfolio is limited to securities of the United States government or its agencies, mortgage-backed securities and investment grade state and municipal securities. The Company does not invest in corporate bonds and to date, the Company does not own any derivative products.

         Average federal funds sold were $11.1 million in 1998 or 9.3% of average earning assets, compared to $4.5 million in 1997 or 4.5% of average earning assets.

Liabilities

         During 1998 interest-bearing liabilities averaged $100.1 million compared to $87.0 million for 1997, an increase of 15.1 %. The average interest rates paid were 4.51% and 4.66%, respectively. At December 31, 1998, interest-bearing deposits comprised approximately 87.1% of total deposits and 93.4% of interest-bearing liabilities.

         During 1998, the Company decreased its Federal Home Loan Bank ("FHLB") advances to $2,000,000 at December 31, 1998 from $2,031,000 at December 31, 1997. While FHLB advances remain a source of funding, the Bank has increased its emphasis on retail banking and raised deposits through market promotion and sales efforts, thereby decreasing FHLB advances. The Company believes that potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds.

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew 24.8% to $120.1 million at December 31, 1998, from $96.2 million at December 31, 1997. The opening of Bank of Anderson in September 1998 generated $13.7 million, or 57.3%, of the increase with account promotions and renewed sales efforts during the year at The Peoples National Bank generating the remaining increase in total deposits. During 1998 total interest-bearing deposits averaged $93.4 million with a rate of 4.51%, compared with $76.5 million with a rate of 4.66% in 1997. During 1998, deposit pricing eased in the Company's market areas, resulting in downward pressure on deposit interest rates. The Company does not believe that it has any brokered deposits.

         Average noninterest-bearing deposits were $13.9 million in 1998 versus $10.8 million in 1997, reflecting growth of 28.7%. Average noninterest-bearing deposits represented 12.94% of total average deposits in 1998 compared to 12.36% in 1997. The Company continues to heavily promote its interest-bearing package account.

EARNINGS PERFORMANCE

1998 Compared to 1997

         The Company reported net income of $1,261,000 in 1998 a $43,000, or 3.4%, decrease from $1,304,000 reported for fiscal 1997. Basic and diluted net income per common share was $0.57 and $0.54, respectively for 1998 compared to $0.74 and $0.69, respectively, for 1997. The decrease in net income and the corresponding decrease in earnings per common share is attributable to pre-opening and early operating losses associated with Bank of Anderson, N.A. which commenced operations in September 1998, pre-opening expenses associated with the formation of Seneca National Bank, which commenced operations in February 1999 and the addition of several key management positions at the parent company level. The disproportionate decrease in earnings per common share is due to issuance of a large number of shares of new common stock in the third quarter of 1998.

         Net interest income before the provision for loan losses, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities, is the largest contributor to the Company's earnings. Net interest income before provision for loan losses increased $744,000, or 16.3%, in 1998 to $5,327,000 compared to $4,583,000 in fiscal 1997. Net interest income after the provision for loan losses increased $875,000 or 20.5%, in 1998, to $5,133,000 compared to $4,258,000 in 1997. The increase in net interest income before provision for loan losses is primarily attributable to an increase in the volume of earning assets coupled with a decrease in the rates paid on interest-bearing liabilities in 1998 compared to 1997. This represents a 4.55% net interest margin in 1998 compared to a 4.27% net interest margin in 1997. The increase in net interest income after provision for loan losses is attributable to an increase in the volume of earning assets, a decrease in the rates paid on interest-bearing liabilities coupled with a decrease in the provision for loan losses in 1998 when compared to 1997.

         Non-interest income, including securities transactions, increased $467,000, or 61.8%, to $1,224,000 in 1998 compared to $757,000 in 1997. A
$327,000 increase in origination fees on mortgage loans, an increase of $74,000 in fees generated from the sale of alternative investment products and an increase of $44,000 in service charge income on deposit accounts were the main contributors to the overall increase in non-interest income in 1998. In 1997 the Company recorded gains on the sale of other real estate and investment securities of $35,000 and $3,000, respectively. There were no such gains recorded on these two items in 1998.

         Total non-interest expense increased $1,403,000, or 45.7%, to $4,475,000 in 1998 compared to $3,072,000 in 1997. Salaries and benefits, the largest component of total non-interest expense, increased $770,000, or 44.4%, in 1998 compared to 1997. This large increase is primarily attributable to the addition of several key employees at the parent company level, the staffing of Bank of Anderson, N. A., partial staffing for Seneca National Bank and normal salary increases at Peoples National Bank and the parent company level. The Company also experienced large percentage increases in most other categories of non-interest expense items in 1998 resulting from the Company's continuing growth, the opening of Bank of Anderson, N. A. in September and organizational expenses associated with Seneca National Bank. Most notable were a $86,000, or 31.5%, increase in furniture and equipment expenses, a $46,000, or 39.7%, increase in marketing and advertising expense, a $44,000, or 65.7%, increase in bank paid loan costs, a $28,000, or 45.3%, increase in legal and professional fees, a $46,000, or 109.1%, increase in telephone expense, a $55,000, or 118.1%, increase in printing and supplies expense and $43,000 in Y2K computer related expenses.

         The allowance for loan losses is established to provide for expected losses in the Company's loan portfolios. The allowance for loan losses for the consolidated company at December 31, 1998 was $1,093,000, or 1.24% of outstanding loans, compared to $987,000, or 1.28% of outstanding loans, at December 31, 1997. The allowance for loan losses for The Peoples National Bank was $1,000,000, or 1.25% of outstanding loans, at December 31, 1998, compared to $987,000, or 1.28% of outstanding loans, at December 31, 1997. At December 31, 1998, the allowance for loan losses for Bank of Anderson, N.A. was $93,000, or 1.19% of outstanding loans. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due and problem loans based on historical loan losses experienced by the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         The provision for loan losses for the consolidated company charged to operations during 1998 was $194,000 compared to $324,000 in 1997. During 1998, The Peoples National Bank made provision for loan losses of $101,000 compared to $324,000 in 1997. During 1998, Bank of Anderson, N.A. began establishing its allowance for loan losses and made provisions for loan losses of $93,000. In 1998, The Peoples National Bank recorded net charge-offs of $88,000, or 0.10% of total loans outstanding compared to net charge-offs of $98,000, or 0.13% of total outstanding loans in 1997. Bank of Anderson, N.A. had no losses in its loan portfolio in 1998.

         Management considers the reserve for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 1998. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgements and assumptions about future economic conditions and other factors affecting loans. No assurance can be given the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's banking subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

1997 Compared to 1996

         The Company reported record earnings in 1997. Net income for the year ended December 31, 1997 was $1,304,000 compared to $1,065,000 in 1996. Net income per share was $0.74 in 1997 compared to $0.61 in 1996. The increase in 1997 net income resulted principally from increases in the volume of earning assets, primarily loans and investments which increased net interest income 14.71% or $616,000.

         The largest component of the Company's net income is net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Net interest income constituted 90.1% of net revenues (net interest income plus non-interest income) in 1997, compared to 90.8% in 1996 and 90.5% in 1995. Net interest income after provision for loan losses for 1997 increased $552,000 or 14.0% over 1996.

         The net interest margin, defined as net interest income divided by average earning assets, decreased to 4.34% in 1997 compared to 4.59% at the end of 1996 and 4.93% at the end of 1995. The decline in the net interest margin is primarily due to a small increase in the prime interest rate, with a larger increase in deposit pricing and an especially competitive deposit rate environment. The prime interest rate decreased from 9.00% to 8.75% in July 1995 and decreased further to 8.5% in December 1995. In February 1996, the prime rate lowered to 8.25%. In March 1997, the prime rate increased to 8.50%. Approximately 40% of the loan portfolio has variable rates and immediately repriced according to the changes in the prime rate. While deposit rates were lowered somewhat during the prime decreases, rates were increased during 1997 with the prime rate increase and in response to the public's demand for increased rates. During 1997, many financial institutions offered deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. Also, the Company has instituted deposit promotions and kept its deposit rates competitive in an effort to increase its liquidity levels.
The Company expects the competitive deposit rate environment to continue.

         Non-interest income, excluding securities transactions, increased $105,000 or 24.8% for 1997 compared to 1996. Service charges and other fees on deposits increased $46,000 or 14.0%, resulting from a 20.0% increase in total deposits. The Company also increased many of its service charges on deposit accounts effective April 1,1997.

         Non-interest expense increased $318,000 or 11.5% in 1997 compared to 1996. Personnel costs in 1997 were $1,749,000 compared to $1,598,000 the prior year, an increase of $151,000 or 9.4%. The increase is primarily the result of additional staffing and normal salary increases. Occupancy and equipment expenses in 1997 were $459,000 compared to $395,000 in 1996, an increase of $64,000 or 16.3% due primarily to an increase in depreciation expense on new equipment purchased in 1997. Other operating expenses increased $95,000 or 12.6% primarily attributable to a $20,000 increase in closing costs paid by the Company on its Equity Line loan product, $30,000 additional expense on the Business Manager (accounts receivable) product and a $26,000 increase in board fees paid to the Company's board members, as well as to the advisory board members at the Peoples National Bank's Powdersville and Pickens locations.

         The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. The allowance for loan losses at December 31, 1997 was $987,000, compared to $761,000 at December 31, 1996. At December 31, 1997 the allowance for loan losses represented 1.29% of outstanding loans, compared to 1.15% at the end of 1996. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on historical loan losses experienced by the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         The provision for loan losses charged to operations during 1997 was $324,000 compared to $260,000 in 1996. Management considers this reserve to be very adequate based upon evaluation of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system. The Company increased the 1997 provision as a result of consumer credit concerns. During 1997, net charged-off loans totaled $98,000 or 0.13% of total loans outstanding. This compares to net charged-off loans of $169,000 or 0.3% of total loans outstanding during 1996. The ratio of non-performing loans (including loans 90 days or more past due) and other real estate owned to total outstanding loans was 1.17% at December 31, 1997 compared to 0.87% at the end of 1996.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Balance Sheet as of December 31, 1998 and 1997.

-    Statement of Income for the years ended December 31, 1998, 1997 and 1996.

- Statement of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

-    Statement of Cash Flows for the years ended December 31, 1998, 1997 and
     1996.

-    Notes to Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina

             We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                   Elliott, Davis & Company, L.L.P.



February 5, 1999

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                    -----------------------------
                                                                                                    1998                     1997
                                                                                                    ----                     ----

          ASSETS
          ------

CASH AND DUE FROM BANKS ............................................................          $   3,413,192           $   3,908,784
FEDERAL FUNDS SOLD .................................................................             17,980,000               4,570,000
SECURITIES
   Available for sale ..............................................................             31,970,972              20,320,579
   Held for investment (fair value $4,264,583 and $3,953,648) ......................              4,128,267               3,852,356
LOANS - less allowance for loan losses of $1,093,280 and $987,138 ..................             86,923,604              75,861,965
PREMISES AND EQUIPMENT, net of accumulated depreciation ............................              4,926,263               2,673,712
ACCRUED INTEREST RECEIVABLE ........................................................                922,430                 878,459
OTHER ASSETS .......................................................................              1,406,612               1,350,449
                                                                                              -------------           -------------
                                                                                              $ 151,671,340           $ 113,416,304
                                                                                              =============           =============
   LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
   Noninterest-bearing .............................................................          $  14,991,107           $  11,007,809
   Interest-bearing ................................................................            105,109,104              85,182,039
                                                                                              -------------           -------------
    Total deposits .................................................................            120,100,211              96,189,848
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ........................................              5,979,994               4,433,554
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ............................................              2,000,000               2,030,612
ACCRUED INTEREST PAYABLE ...........................................................                867,014                 860,877
OTHER LIABILITIES ..................................................................                253,014                 391,924
                                                                                              -------------           -------------
    Total liabilities ..............................................................            129,200,233             103,906,815
                                                                                              -------------           -------------
COMMITMENTS AND CONTINGENCIES - Notes 5, 11 and 12
SHAREHOLDERS' EQUITY
   Common stock - 10,000,000 shares authorized; $1.67 par value
    per share; 2,764,016 shares and 1,687,250 shares outstanding ...................              4,615,907               2,817,708
   Additional paid-in capital ......................................................             17,092,059               5,158,024
   Retained earnings ...............................................................                810,885               1,553,206
   Accumulated other comprehensive income ..........................................                (47,744)                (19,449)
                                                                                              -------------           -------------
                                                                                                 22,471,107               9,509,489
                                                                                              -------------           -------------
                                                                                              $ 151,671,340           $ 113,416,304
                                                                                              =============           =============





  The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                      1998             1997                 1996
                                                                                      ----             ----                 ----

INTEREST INCOME
   Interest and fees on loans ...........................................         $7,506,106         $7,023,648         $ 5,828,245
   Interest on securities
    Taxable .............................................................          1,430,073          1,122,296             902,851
    Tax-exempt ..........................................................            229,160            245,055             211,825
   Interest on federal funds sold .......................................            678,057            245,109             210,978
                                                                                  ----------         ----------         -----------
       Total interest income ............................................          9,843,396          8,636,108           7,153,899
                                                                                  ----------         ----------         -----------

INTEREST EXPENSE
   Interest on deposits .................................................          4,216,671          3,562,111           2,949,384
   Interest on federal funds purchased and securities sold
    under repurchase agreements .........................................            186,518            145,797             150,346
   Interest on notes payable Federal Home Loan Bank .....................            112,939            345,428              31,951
                                                                                  ----------         ----------         -----------
       Total interest expense ...........................................          4,516,128          4,053,336           3,131,681
                                                                                  ----------         ----------         -----------
       Net interest income ..............................................          5,327,268          4,582,772           4,022,218

PROVISION FOR LOAN LOSSES ...............................................            194,400            324,475             260,080
                                                                                  ----------         ----------         -----------
       Net interest income after provision for loan losses ..............          5,132,868          4,258,297           3,762,138
                                                                                  ----------         ----------         -----------

NON-INTEREST INCOME
   Service fees and other income ........................................          1,223,893            753,798             592,864
   Gain (loss) on sale of securities available for sale .................                  -              2,740              (1,836)
                                                                                  ----------         ----------         -----------
                                                                                   1,223,893            756,538             591,028
                                                                                  ----------         ----------         -----------
NON-INTEREST EXPENSES
   Salaries and benefits ................................................          2,531,686          1,748,930           1,598,182
   Occupancy ............................................................            204,871            185,990             155,314
   Equipment ............................................................            364,388            273,286             239,830
   Other operating expenses .............................................          1,373,777            863,638             758,005
                                                                                  ----------         ----------         -----------
                                                                                   4,474,722          3,071,844           2,751,331
                                                                                  ----------         ----------         -----------
       Income before income taxes .......................................          1,882,039          1,942,991           1,601,835
PROVISION FOR INCOME TAXES ..............................................            621,100            639,218             537,050
                                                                                  ----------         ----------         -----------

       Net income .......................................................         $1,260,939         $1,303,773         $ 1,064,785
                                                                                  ==========         ==========         ===========

BASIC NET INCOME PER COMMON SHARE .......................................         $      .57         $      .74         $       .61
                                                                                  ==========         ==========         ===========

DILUTED NET INCOME PER COMMON SHARE .....................................         $      .54         $      .69         $       .58
                                                                                  ==========         ==========         ===========



   The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996

                                                                                                        Accumulated
                                                                           Additional                      other          Total
                                                      Common stock           paid-in        Retained    comprehensive  shareholders'
                                                   Shares      Amount        capital        earnings       income         equity
                                                   ------      ------        -------        --------       ------         ------

BALANCE, DECEMBER 31, 1995 ..................      754,971    $2,514,054   $ 3,671,577    $ 1,266,137    $  78,753     $  7,530,521
                                                                                                                       ------------
   Net income ...............................            -             -             -      1,064,785            -        1,064,785
   Other comprehensive income, net of tax:
      Unrealized holding losses on securities
        available for sale ..................            -             -             -              -     (105,853)        (105,853)
      Add reclassification adjustments for
        losses included in net income .......            -             -             -              -        1,836            1,836
                                                                                                                       ------------
   Comprehensive income .....................            -             -             -              -            -          960,768
   Stock dividend (5%) ......................       37,945       126,357       518,708       (645,065)           -                -
   Cash in lieu of fractional shares on
      stock dividend ........................            -             -             -         (2,622)           -           (2,622)
   Cash dividends (.23 per share) ...........            -             -             -       (177,133)           -         (177,133)
   Proceeds from  stock options exercised ...        7,155        23,826        42,633              -            -           66,459
                                                 ---------    ----------   -----------    -----------    ---------     ------------
BALANCE, DECEMBER 31, 1996 ..................      800,071     2,664,237     4,232,918      1,506,102      (25,264)       8,377,993
                                                                                                                       ------------
   Net income ...............................            -             -             -      1,303,773            -        1,303,773
   Other comprehensive income, net of tax:
      Unrealized holding gains on securities
        available for sale ..................            -             -             -              -        8,555            8,555
      Less reclassification adjustments for
        gains included in net income ........            -             -             -              -       (2,740)          (2,740)
                                                                                                                       ------------
   Comprehensive income .....................            -             -             -              -            -        1,309,588
   Stock dividend (5%) ......................       39,954       133,047       905,756     (1,038,803)           -                -
   Cash in lieu of fractional shares on
      stock dividend ........................            -             -             -         (5,968)           -           (5,968)
   Cash dividends (.25 per share) ...........            -             -             -       (203,462)           -         (203,462)
   Proceeds from  stock options exercised ...        3,600        11,988        19,350              -            -           31,338
   Two-for-one stock split ..................      843,625         8,436             -         (8,436)           -                -
                                                 ---------    ----------   -----------    -----------    ---------     ------------
BALANCE, DECEMBER 31, 1997 ..................    1,687,250     2,817,708     5,158,024      1,553,206      (19,449)       9,509,489
                                                                                                                       ------------
   Net income ...............................            -             -             -      1,260,939            -        1,260,939
   Other comprehensive income, net of tax:
      Unrealized holding losses on securities
        available for sale ..................            -             -             -              -      (28,295)         (28,295)
      Less reclassification adjustments for
        gains included in net income ........            -             -             -              -            -                -
                                                                                                                       ------------
   Comprehensive income .....................            -             -             -              -            -        1,232,644
   Stock dividend (5%) ......................      130,733       218,324     1,481,205     (1,699,529)           -                -
   Cash in lieu of fractional shares on
      stock dividend ........................            -             -             -         (3,873)           -           (3,873)
   Cash dividends (.14 per share) ...........            -             -             -       (299,858)           -         (299,858)
   Proceeds from stock options exercised ....       21,033        35,125        48,766              -            -           83,891
   Proceeds from sale of stock net of
      issuance costs ........................      925,000     1,544,750    10,404,064              -            -       11,948,814
                                                 ---------    ----------   -----------    -----------    ---------     ------------
BALANCE, DECEMBER 31, 1998 ..................    2,764,016    $4,615,907   $17,092,059    $   810,885    $ (47,744)    $ 22,471,107
                                                 =========    ==========   ===========    ===========    =========     ============


The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                      1998                1997               1996
                                                                                      ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................      $  1,260,939       $  1,303,773       $  1,064,785
   Adjustments to reconcile net income to net cash provided
    by operating activities
    (Gain) loss on sale of securities available for sale ..................                 -             (2,740)             1,836
    Gain of sale of premises and equipment ................................           (10,526)           (22,910)            (2,125)
    Provision for loan losses .............................................           194,400            324,475            260,080
    Provision for deferred income taxes ...................................          (158,660)           (80,000)                 -
    Depreciation ..........................................................           247,825            208,443            176,018
    Net amortization of premiums and discounts on securities ..............            75,162             51,233             49,709
    (Increase) decrease in accrued interest receivable ....................           (43,971)          (149,528)            13,502
    Increase in other assets ..............................................            44,332           (951,872)            (8,917)
    Increase  in accrued interest payable .................................             6,137            185,281             74,676
    Increase (decrease) in other liabilities ..............................          (138,910)           238,436           (201,566)
                                                                                 ------------       ------------       ------------
          Net cash provided by operating activities .......................         1,476,728          1,104,591          1,427,998
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ............................          (708,158)          (550,420)        (1,062,568)
   Purchases of securities available for sale .............................       (37,416,602)       (18,551,041)       (11,533,625)
   Proceeds from the maturity of securities available for sale ............        16,252,212          5,607,553          6,040,000
   Proceeds from the sale and call of securities available for sale .......         9,900,000          8,367,847          6,031,018
   Net increase in loans ..................................................       (11,256,038)       (10,782,495)        (9,273,709)
   Proceeds from the sale of premises and equipment .......................            82,055             39,000              3,025
   Purchase of premises and equipment .....................................        (2,570,954)        (1,039,816)           (56,507)
                                                                                 ------------       ------------       ------------
          Net cash used for investing activities ..........................       (25,717,485)       (16,909,372)        (9,852,366)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ...............................................        23,910,363         15,995,385          9,030,958
   Net increase (decrease) in federal funds purchased .....................                 -         (1,000,000)         1,000,000
   Net increase in securities sold under repurchase agreements ............         1,546,440            506,663            237,209
   Net increase (decrease) in notes payable to Federal Home Loan Bank .....           (30,612)        (3,367,347)         4,572,653
   Proceeds from the sale of stock and exercise of stock options ..........        12,032,705             31,338             66,459
   Cash dividends paid ....................................................          (299,858)          (203,462)          (177,133)
   Cash in lieu of fractional shares on stock dividends ...................            (3,873)            (5,968)            (2,622)
                                                                                 ------------       ------------       ------------
          Net cash provided by financing activities .......................        37,155,165         11,956,609         14,727,524
                                                                                 ------------       ------------       ------------
          Net increase (decrease) in cash and cash equivalents ............        12,914,408         (3,848,172)         6,303,156
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................         8,478,784         12,326,956          6,023,800
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $ 21,393,192       $  8,478,784       $ 12,326,956
                                                                                 ============       ============       ============
CASH PAID FOR
   Interest ...............................................................      $  4,509,991       $  3,868,055       $  3,040,705
                                                                                 ============       ============       ============
   Income taxes ...........................................................      $    648,266       $    719,836       $    729,401
                                                                                 ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

 Principles of consolidation and nature of operations
   The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the "Company") and its wholly-owned subsidiaries, The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank (collectively referred to as the "Banks"). The Company formed Bank of Anderson, N.A. and Seneca National Bank during 1998 with the proceeds, net of issuance costs, from two stock offerings totaling $11,948,814. The capital from the offerings was invested $5.5 million in Bank of Anderson, $3.5 million in Seneca National Bank and $1 million in The Peoples National Bank. Bank of Anderson, N. A. and Seneca National Bank commenced operations in the fourth quarter of 1998 and the first quarter of 1999, respectively. All significant intercompany balances and transactions have been eliminated. The Banks operate under national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency. The Company is subject to regulation by the Federal Reserve Board.

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

Concentrations of credit risk
   The Banks make loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Banks have diversified loan portfolios and borrowers' abilities to repay loans is not dependent upon any specific economic sector.

 Securities
   The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held for investment or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive income) net of deferred income taxes. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. To qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

 Loans and allowance for loan losses
  Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest is calculated using the simple interest method on daily balances of the principal amounts outstanding. An allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of
  interest is doubtful.                                              (Continued)

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

     Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

  Comprehensive income
  In June 1997, the Financial  Accounting Standards Board (FASB) issued SFAS No.
   130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under this statement, the Company is required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of comprehensive income separately in the equity section of a balance sheet. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods were required to be reclassified to reflect the provisions of the statement. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity.

                                                                     (Continued)

   Reclassifications
    Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

   Recently issued accounting standards
    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for the fiscal years beginning after December 15, 1997. The Company's subsidiaries have similar characteristics that allow them to be aggregated into one operating segment. The Company does not anticipate that adoption of SFAS No. 131 will have a material effect on its financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company does not use derivative instruments or transactions at this time, management does not expect that this standard will have a significant effect on financial statements of the Company.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 1998 and 1997 were approximately $701,000 and $632,000, respectively.

NOTE 3 - SECURITIES

          Securities are summarized as follows as of December 31:

                                                                                               1998
                                                                     ---------------------------------------------------------------
                                                                                         Unrealized holding
                                                                      Amortized          ------------------                 Fair
                                                                         cost           Gain             Loss               value
                                                                         ----           ----             ----               -----
SECURITIES AVAILABLE FOR SALE:
U. S. TREASURY SECURITIES
  Maturing within one year .................................        $    99,951        $   674          $       -        $   100,625
                                                                    -----------        -------          ---------        -----------
OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year .................................          2,705,037              -             13,915          2,691,122
  Maturing after one but within five years .................         14,477,435         19,784                  -         14,497,219
  Maturing after five but within ten years .................          5,465,102              -             18,164          5,446,938
  Maturing after ten years .................................          8,339,625              -             61,420          8,278,205
                                                                    -----------        -------          ---------        -----------
                                                                     30,987,199         19,784             93,499         30,913,484
                                                                    -----------        -------          ---------        -----------
OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year .................................            125,110            627                  -            125,737
                                                                    -----------        -------          ---------        -----------

OTHER - RESTRICTED
  Federal Reserve Bank Stock .............................             243,250                -                -             243,250
  Federal Home Loan Bank Stock ...........................             533,300                -                -             533,300
  Bankers Bank Stock .....................................              54,576                -                -              54,576
                                                                   -----------         --------         --------         -----------
                                                                       831,126                -                -             831,126
                                                                   -----------         --------         --------         -----------
      Total securities available for sale ................         $32,043,386         $ 21,085         $ 93,499         $31,970,972
                                                                   ===========         ========         ========         ===========

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing after one but within five years ...............         $ 2,409,675         $ 70,318         $      -         $ 2,479,993
  Maturing after five but within ten years ...............           1,718,592           65,998                -           1,784,590
                                                                   -----------         --------         --------         -----------
      Total securities held for investment ...............         $ 4,128,267         $136,316         $      -         $ 4,264,583
                                                                   ===========         ========         ========         ===========

                                                                                               1997
                                                                     ---------------------------------------------------------------
                                                                                         Unrealized holding
                                                                      Amortized          ------------------                 Fair
                                                                         cost           Gain             Loss               value
                                                                         ----           ----             ----               -----
SECURITIES AVAILABLE FOR SALE:
U. S. TREASURY SECURITIES
  Maturing after one but within five years ................        $ 1,101,558        $    476      $           -        $ 1,102,034
                                                                   -----------        --------        -----------        -----------

OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year ................................          7,930,096               -              8,148          7,921,948
  Maturing after one but within five years ................          6,935,655               -             14,014          6,921,641
  Maturing after five but within ten years ................          1,385,610               -             18,882          1,366,728
  Maturing after ten years ................................          1,253,058               -              5,259          1,247,799
                                                                   -----------        --------        -----------        -----------
                                                                    17,504,419               -             46,303         17,458,116
                                                                   -----------        --------        -----------        -----------
OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year ................................            921,988           3,832                  -            925,820
  Maturing after one but within five years ................            125,937           3,227                  -            129,164
                                                                   -----------        --------        -----------        -----------
                                                                     1,047,925           7,059                  -          1,054,984
                                                                   -----------        --------        -----------        -----------

OTHER - RESTRICTED
  Federal Reserve Bank Stock ..............................            108,250               -                  -            108,250
  Federal Home Loan Bank Stock ............................            533,300               -                  -            533,300
  Bankers Bank Stock ......................................             54,576           9,319                  -             63,895
                                                                   -----------        --------        -----------        -----------
                                                                       696,126           9,319                  -            705,445
                                                                   -----------        --------        -----------        -----------
    Total securities available for sale ...................        $20,350,028        $ 16,854        $    46,303        $20,320,579
                                                                   ===========        ========        ===========        ===========

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing after one but within five years ................        $ 2,415,831        $ 64,864      $           -        $ 2,480,695
  Maturing after five but within ten years ................          1,436,525          36,428                  -          1,472,953
                                                                   -----------        --------        -----------        -----------
      Total securities held for investment ................        $ 3,852,356        $101,292      $           -        $ 3,953,648
                                                                   ===========        ========        ===========        ===========

           Securities with carrying amounts of $12,684,000 and $12,836,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

           Loans are summarized as follows:

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                        1998                1997
                                                                                                        ----                ----

Commercial and industrial - not secured by real estate ...................................          $13,812,049          $11,030,426
Commercial and industrial - secured by real estate .......................................           19,501,382           13,820,036
Residential real estate - mortgage .......................................................           39,533,118           39,827,868
Residential real estate - construction ...................................................            3,064,586            1,643,287
Loans to individuals for household, family and other personal expenditures ...............           12,105,749           10,527,486
                                                                                                    -----------          -----------

                                                                                                     88,016,884           76,849,103
Less allowance for loan losses ...........................................................            1,093,280              987,138
                                                                                                    -----------          -----------

                                                                                                    $86,923,604          $75,861,965
                                                                                                    ===========          ===========

           Changes in the allowance for loan losses were as follows:

                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                              1998                   1997                    1996
                                                                              ----                   ----                    ----

BALANCE, BEGINNING OF YEAR ..................................             $   987,138              $ 760,679              $ 669,664
  Provision for loan losses .................................                 194,400                324,475                260,080
  Loans charged off, net of recoveries ......................                 (88,258)               (98,016)              (169,065)
                                                                          -----------              ---------              ---------
BALANCE, END OF YEAR ........................................             $ 1,093,280              $ 987,138              $ 760,679
                                                                          ===========              =========              =========

           At December 31, 1998 and 1997 nonaccrual loans amounted to $649,561 and $757,206, respectively. Foregone interest income was approximately $59,500, $65,200 and $24,200 on nonaccrual loans for 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 is $0 and $195,000, respectively. The impairment allowance is included in the allowance for loan losses.

  NOTE 5 - PREMISES AND EQUIPMENT

           The principal categories and estimated useful lives of premises and equipment are summarized below:

                                                                                                                   December 31,
                                                                                           Estimated               ------------
                                                                                          useful lives         1998           1997
                                                                                          ------------         ----           ----

Land ...............................................................................                 -     $1,370,526     $1,133,984
Building and improvements ..........................................................     15 - 40 years      1,425,980      1,449,121
Furniture, fixtures and equipment ..................................................      3 - 10 years      2,250,775      1,498,032
                                                                                                           ----------     ----------
                                                                                                            5,047,281      4,081,137
Less accumulated depreciation ......................................................                        1,678,432      1,432,029
                                                                                                           ----------     ----------
                                                                                                            3,368,849      2,649,108
Construction in process ............................................................                        1,557,414         24,604
                                                                                                           ----------     ----------
                                                                                                           $4,926,263     $2,673,712
                                                                                                           ==========     ==========

           Depreciation  expense of  $247,825,  $208,443  and $176,018 for 1998,
1997 and 1996, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

        At December 31, 1998, construction in process included costs incurred to date for building construction and equipment purchases for the Company's new operations center and for the main offices of Seneca National Bank and Bank of Anderson, N.A. The Company and it subsidiaries anticipate additional costs for 1999 of approximately $550,000 for completion of these facilities. The operations center and Seneca National Bank were placed in service in the first quarter of 1999. Construction of the main office of Bank of Anderson, N.A. is anticipated to be completed in the second quarter of 1999.


NOTE 6 - DEPOSITS

           The amounts and scheduled maturities of deposits are as follows:

                                                                                                          December 31,
                                                                                                          ------------
                                                                                                1998                         1997
                                                                                                ----                         ----
Time certificates maturing
  Within one year .......................................................                  $ 53,092,974                  $47,636,153
  After one but within two years ........................................                     4,368,907                    4,433,699
  After two but within three years ......................................                     1,420,148                      535,877
  After three but within four years .....................................                       479,761                      421,351
  After four years ......................................................                       311,395                      610,129
                                                                                           ------------                  -----------
                                                                                             59,673,185                   53,637,209
Transaction and savings accounts ........................................                    60,427,026                   42,552,639
                                                                                           ------------                  -----------
                                                                                           $120,100,211                  $96,189,848
                                                                                           ============                  ===========

        Certificates of deposit in excess of $100,000 totaled approximately $25,161,000 and $17,821,000, at December 31, 1998 and 1997, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately $986,000 in 1998, $880,000 in 1997 and $601,000 in 1996.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

           Securities  sold  under  repurchase   agreements  are  summarized  as
follows:

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                          1998               1997
                                                                                                          ----               ----
U. S. Government securities with an amortized cost of $4,729,215 ($4,720,518 fair value) and $5,664,281 ($5,641,697 fair value) at December 31, 1998
  and 1997, respectively, collateralize the agreements .....................................          $5,979,994          $4,433,554
                                                                                                      ==========          ==========

           The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 3.30 and 3.10 percent at December 31, 1998 and 1997, respectively. Securities sold under agreements to repurchase averaged $4,575,489 and $4,686,696 during 1998 and 1997, respectively. The maximum amounts outstanding at any month-end were $5,979,994 and $4,955,332 during 1998 and 1997, respectively.

NOTE 8 - NOTES PAYABLE TO FEDERAL HOME LOAN BANK (FHLB)
           The Peoples National Bank had various notes payable aggregating $2,000,000 and $2,030,612 at December 31, 1998 and 1997, respectively, to the FHLB. The proceeds of these notes were used to meet the residential loan demand of their customers. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB. Interest rates on these borrowings ranged from 5.10 percent to 5.75 percent at December 31, 1998 and 5.46 to 5.76 at December 31, 1997. The notes are collateralized by mortgage loans aggregating approximately $12,962,000 and $15,604,000 at December 31, 1998 and 1997, respectively. The notes mature in 1999.

NOTE 9 - UNUSED LINES OF CREDIT

           The Banks have unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $2,500,000 at December 31, 1998. These lines of credit are available on a one to seven day basis for general corporate purposes.

           The Peoples National Bank has the ability to borrow an additional $14,000,000 from the FHLB as of December 31, 1998. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 10 - INCOME TAXES

         Provision for income taxes consists of the following:

                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                             1998                     1997                     1996
                                                                             ----                     ----                     ----

Current tax provision
  Federal .................................................               $ 711,254                $ 657,000                $490,350
  State ...................................................                  68,506                   62,218                  46,700
                                                                          ---------                ---------                --------
      Total current taxes .................................                 779,760                  719,218                 537,050
Deferred tax benefit ......................................                (158,660)                 (80,000)                      -
                                                                          ---------                ---------                --------
      Provision for income taxes ..........................               $ 621,100                $ 639,218                $537,050
                                                                          =========                =========                ========

                                                                     (Continued)

            Income taxes are different from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                                 1998                  1997                 1996
                                                                                 ----                  ----                 ----

  Tax expense at statutory rate ..................................            $ 640,000             $ 660,600             $ 544,600
  Increase (decrease) in taxes resulting from:
    State income taxes net of federal benefit ....................               45,000                41,000                37,600
    Tax-exempt interest ..........................................              (63,000)              (76,700)              (68,980)
    Other ........................................................                 (900)               14,318                23,830
                                                                              ---------             ---------             ---------
      Provision for income taxes .................................            $ 621,100             $ 639,218             $ 537,050
                                                                              =========             =========             =========


           Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows:

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                       1998                  1997
                                                                                                       ----                  ----
 Allowance for loan losses ...........................................................             $ 372,000              $ 335,600
 Deferral of loan origination fees and costs .........................................               (47,000)               (51,400)
 Tax depreciation in excess of book depreciation .....................................               (97,000)               (89,200)
 Adjustments from the accrual to the cash basis of accounting ........................               (11,000)               (25,800
 Unrealized holding losses on securities available for sale ..........................                25,000                 10,000
 Tax deferral of business start-up costs .............................................                55,000                      -
 Other ...............................................................................                22,000                  2,100
                                                                                                   ---------              ---------
                                                                                                     319,000                181,300
 Valuation allowance .................................................................              (135,000)              (170,960)
                                                                                                   ---------              ---------
                                                                                                   $ 184,000              $  10,340
                                                                                                   =========              =========

          Net deferred tax assets are included in other assets.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

            The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

  Financial instruments whose contract amounts                                                          December 31,
    represent credit risk:                                                                              ------------
                                                                                              1998                           1997
                                                                                              ----                           ----

Commitments to extend credit .........................................                    $24,255,623                    $18,014,527
Standby letters of credit ............................................                      1,920,000                      1,486,000



                                                                   (Continued)

           Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Banks upon extension of credit is based on management's credit evaluation.

NOTE 12 - LEGAL CONTINGENCIES

            The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

            At December 31, 1998 and 1997, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $2,943,055 and $3,343,161, respectively. During 1998, $1,497,126 of new loans were made to this group and repayments of $1,897,232 were received.

         The Peoples National Bank has leased its Powdersville branch office from a partnership in which a director of the Company is a partner. The Peoples National Bank purchased this branch from the partnership for $476,878 in the first quarter of 1999.


NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

           SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,218,376 in 1998, 1,770,509 in 1997 and 1,758,273 in 1996. The
weighted average number of common shares outstanding for diluted net income per common share was 2,330,287 in 1998, 1,879,103 in 1997 and 1,834,534 in 1996.

           The Company issued five percent common stock dividends in 1998, 1997 and 1996. The Company also issued a two-for-one stock split in 1997. Net income per common share in prior years has been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS

           The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 1998 the Banks' retained earnings were approximately $6,112,000.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

       The Company has a stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring five to ten years from the date of grant. The Company also has a directors' stock option plan through which non-employee directors of the Company shall be granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date.

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

                                                                                  For the year ended December 31,
                                                                                  -------------------------------
                                                                           1998                  1997                  1996
                                                                           ----                  ----                  ----
Net income
    As reported .........................................            $   1,260,939         $   1,303,773         $   1,064,785
    Pro forma ...........................................                1,228,825             1,277,629             1,055,592
Basic net income per common share
    As reported .........................................            $         .57         $         .74         $         .61
     Pro forma ..........................................                      .55                   .72                   .60

Diluted net income per common share
    As reported .........................................            $         .54         $         .69         $         .58
    Pro forma ...........................................                      .53                   .68                   .58

       The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: dividend yield of $.15 and $.25 per share, expected volatility of 12 and 15 percent, risk-free interest rate of 4.75 and 6.0 percent and expected life of 10 years. No options were granted in 1996.

          A summary of the status of the plans as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends and the 1997 stock split):

                                          1998                              1997                             1996
                                          ----                              ----                             ----
                                                   Weighted                        Weighted                            Weighted
                                                   average                         average                             average
                                 Shares        exercise price    Shares        exercise price         Shares        exercise price
                                 ------        --------------    ------        --------------         ------        --------------
Outstanding at beginning
    of year ...............      262,903       $     5.61         188,154          $4.58              204,704        $   4.69
Granted ...................       31,500            12.38          82,687           8.14                    -               -
Exercised .................      (21,451)            4.08         (7,938)           3.74              (16,550)           4.20
Forfeited or expired ......       (1,642)            4.73               -              -                    -               -
                                --------                         --------                           ---------
Outstanding at end
 of year ..................      271,310             4.31         262,903           5.61              188,154            4.58
                                ========                         ========                           =========

                                                                     (Continued)

                                                                                  1998                  1997                  1996
                                                                                  ----                  ----                  ----

Options exercisable at year-end ....................................              234,964              224,529               137,087
Weighted - average fair value of options
    granted during the year ........................................             $  12.38             $   8.14              $      -
Shares available for grant .........................................              259,542              265,003               207,204

           The following table summarizes information at December 31, 1998:

                                               Options outstanding                         Options exercisable
                                               -------------------                         -------------------
                                                     Weighted
                                                       average          Weighted                       Weighted
 Range of                                            remaining           average                        average
  exercise                           Number          contractual        exercise         Number        exercise
    prices                         outstanding          life             price        exercisable        price
-----------                      --------------   ----------------   -------------   --------------   -----------
$3.90 - $4.73                         81,617      less than 1 year      $  4.39           81,617         $  4.39
$4.74 - $5.20                         75,504           6.5 years           4.81           61,604            4.81
$8.16                                 82,689           8.7 years           8.16           82,689            8.16
$12.38                                31,500           9.2 years          12.38            9,054           12.38
                                    --------                                            --------
                                     271,310                                             234,964
                                    ========                                            ========

NOTE 17 - EMPLOYEE BENEFIT PLANS

            The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first four percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $33,088, $32,861 and $28,223 were charged to operations during 1998, 1997 and 1996, respectively.

           Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies.


NOTE 18 - REGULATORY MATTERS

           The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.


                                                                     (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Banks meet all capital adequacy requirements to which they are subject.

           As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                     To be well
                                                                                                                  capitalized under
                                                                                            For capital           prompt corrective
                                                                                         adequacy purposes        action provisions
                                                                                         -----------------        -----------------
                                                                     Actual                   Minimum                 Minimum
                                                                     ------                   -------                 -------
                                                              Amount        Ratio       Amount       Ratio      Amount        Ratio
                                                              ------        -----       ------       -----      ------        -----
                                                                                        (amounts in $000)
The Peoples National Bank:
As of December 31, 1998
  Total Capital (to risk-weighted assets) ............       $11,008         13.16%    $6,692         8.00%    $8,365         10.00%
  Tier I Capital (to risk-weighted assets) ...........        10,008         11.96      3,347         4.00      5,021          6.00
  Tier I Capital (to average assets) .................        10,008          7.60      5,267         4.00      6,584          5.00
As of December 31, 1997
  Total Capital (to risk-weighted assets) ............       $ 9,606         12.59%    $6,106         8.0%     $7,632         10.0%
  Tier I Capital (to risk-weighted assets) ...........         8,652         11.34      3,053         4.0       4,579          6.0
  Tier I Capital (to average assets) .................         8,652          7.51      4,608         4.0       5,760          5.0
Bank of Anderson, N.A.:
As of December 31, 1998
  Total Capital (to risk-weighted assets) ............       $ 4,352         43.40%    $  802         8.00%    $1,003         10.00%
  Tier I Capital (to risk-weighted assets) ...........         4,259         42.48        401         4.00        602          6.00
  Tier I Capital (to average assets) .................         4,259         25.05        680         4.00        850          5.00

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

           Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks and federal funds sold.



                                                                    (Continued)

           Securities are valued using quoted fair market prices. Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

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

           Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing within one year are valued at their carrying value. The fair value of certificate of deposit accounts maturing after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

           Fair value for long-term debt is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

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

           The estimated fair values of the Company's financial instruments are as follows:

                                                                                            December 31,
                                                                                            ------------
                                                                                1998                               1997
                                                                                ----                               ----
                                                                     Carrying                            Carrying
                                                                      amount          Fair value          amount          Fair value
                                                                      ------          ----------          ------          ----------
Financial Assets:
  Cash and due from banks ................................       $  3,413,192       $  3,413,192       $ 3,908,784       $ 3,908,784
  Federal funds sold .....................................         17,980,000         17,980,000         4,570,000         4,570,000
  Securities available for sale ..........................         31,970,972         31,970,972        20,320,579        20,320,579
  Securities held for investment .........................          4,128,267          4,264,583         3,852,356         3,953,648
  Loans ..................................................         88,016,884         88,302,000        76,849,103        76,726,000

Financial Liabilities:
  Deposits ...............................................        120,100,211        120,444,107        96,189,848        96,441,809
  Securities sold under repurchase agreements ............          5,979,994          5,986,000         4,433,554         4,433,554
  Notes payable to Federal Home Loan Bank ................          2,000,000          2,002,000         2,030,612         2,026,000

Financial Instruments with Off-Balance Sheet Risk:
  Commitments to extend credit ...........................         24,255,623         24,255,623        18,014,527        18,014,527
  Standby letters of credit ..............................          1,920,000          1,920,000         1,486,000         1,486,000

NOTE 20 - CONDENSED FINANCIAL INFORMATION

           Following   is   condensed    financial    information   of   Peoples
Bancorporation, Inc. (parent company only):

                            CONDENSED BALANCE SHEETS

                                                                                                          December 31,
                                                                                                          ------------
                                                                                                1998                        1997
                                                                                                ----                        ----
ASSETS
  Cash ....................................................................                  $ 6,030,694                  $  166,216
  Due from subsidiaries ...................................................                      294,318                      43,190
  Investment in bank subsidiaries .........................................                   14,219,533                   8,693,833
  Premises and equipment ..................................................                    2,124,846                     902,973
  Organization costs - net ................................................                       13,028                      16,752
  Other assets ............................................................                      158,901                           -
                                                                                             -----------                  ----------
                                                                                             $22,841,320                  $9,822,964
                                                                                             ===========                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Due to subsidiaries .....................................................                  $   267,844                  $        -
  Accounts payable ........................................................                      102,369                     313,475
  Shareholders' equity ....................................................                   22,471,107                   9,509,489
                                                                                             -----------                  ----------

                                                                                             $22,841,320                  $9,822,964
                                                                                             ===========                  ==========

                                           CONDENSED STATEMENTS OF INCOME

                                                                                      For the years ended December 31,
                                                                                      --------------------------------
                                                                                1998                    1997                1996
                                                                                ----                    ----                ----
INCOME
  Fees and dividends from subsidiaries .........................            $   522,200             $  204,033            $  177,133
  Other income .................................................                 22,324                      -                     -
                                                                            -----------             ----------            ----------
                                                                                544,524                204,033               177,133
                                                                            -----------             ----------            ----------
EXPENSES
  Salaries and benefits ........................................                294,982                      -                     -
  Occupancy ....................................................                 17,692                      -                     -
  Equipment ....................................................                 27,926                      -                     -
  Other operating ..............................................                 73,328                  3,722                 3,722
                                                                            -----------             ----------            ----------
                                                                                413,928                  3,722                 3,722
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
  SUBSIDIARIES .................................................              1,053,993              1,103,462               891,374
                                                                            -----------             ----------            ----------
      Income before income taxes ...............................              1,184,589              1,303,773             1,064,785
INCOME TAX BENEFIT .............................................                (76,350)                     -                     -
                                                                            -----------             ----------            ----------
      Net income ...............................................            $ 1,260,939             $1,303,773            $1,064,785
                                                                            ===========             ==========            ==========







                                                                     (Continued)
                                      -19-

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                      1998              1997                 1996
                                                                                      ----              ----                 ----
OPERATING ACTIVITIES
  Net income .............................................................       $  1,260,939        $ 1,303,773        $ 1,064,785
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities
      Equity in undistributed net income of bank subsidiaries ............         (1,053,993)        (1,103,462)          (891,374)
      Depreciation .......................................................             15,732                  -                  -
      Amortization .......................................................              3,722              3,722              3,722
      Increase in other assets ...........................................           (410,029)                 -                  -
      Increase in other liabilities ......................................             56,738                  -                  -
                                                                                 ------------        -----------        -----------
         Net cash provided by (used for) operating activities ............           (126,891)           204,033            177,133
                                                                                 ------------        -----------        -----------
INVESTING ACTIVITIES
  Investment in bank subsidiaries ........................................         (4,500,000)           (31,338)           (66,459)
  Purchase of premises and equipment .....................................         (1,237,605)          (479,498)                 -
                                                                                 ------------        -----------        -----------
         Net cash used for investing activities ..........................         (5,737,605)          (510,836)           (66,459)
                                                                                 ------------        -----------        -----------
FINANCING ACTIVITIES
  Proceeds from the sale of stock and exercise of stock options ..........         12,032,705             31,767             66,459
  Cash dividends .........................................................           (303,731)          (203,462)          (177,133)
                                                                                 ------------        -----------        -----------
         Net cash provided by (used for) financing activities ............         11,728,974           (171,695)          (110,674)
                                                                                 ------------        -----------        -----------
         Net change in cash ..............................................          5,864,478           (478,498)                 -
CASH, BEGINNING OF YEAR ..................................................            166,216            644,714            644,714
                                                                                 ------------        -----------        -----------
CASH, END OF YEAR ........................................................       $  6,030,694        $   166,216        $   644,714
                                                                                 ============        ===========        ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

Exhibit No.               Description of Exhibit

3 (i) Articles of Incorporation as amended (incorporated by reference to the Registrant's Registration Statement on Form 8-A).

3(ii)            Bylaws   (incorporated   by  reference   to  the   Registrant's
                 Registration Statement on Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).


10.1 Lease agreement, dated December 10, 1987 between Rut Galloway, Bobby Sexton, Alva Goodwin, as landlord, and The Peoples National Bank, as Tenant, relating to the branch facility in Powdersville, South Carolina (incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.2             Peoples  Bancorporation,  Inc. 1993 Incentive Stock Option Plan
                 (incorporated   by  reference   to  Exhibits  to   Registrant's
                 Registration Statement on Form SB-1 (Number 33-78602)).

10.3 Noncompetition, Severance and Employment Agreement entered into between the Company and Robert E. Dye (incorporated by reference to Exhibit 10.5 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File No. 33-78607.)

10.4 Noncompetition, Severance and Employment Agreement entered into between the Company and R. Riggie Ridgeway (incorporated by reference to Exhibit 10.6 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File No. 33-78607.)

10.5 Peoples Bancorporation, Inc 1997 Non-Employee Director Stock Option Plan (incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 1997).

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998.

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998.

21.              Subsidiaries of the Registrant

22.              Financial Data Schedule

       (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Peoples Bancorporation, Inc.

                                               s/Robert E. Dye
Dated:  March 9, 1999                     By:  _______________________
                                               Robert E. Dye
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer

                                               s/William B. West
Dated:  March 9, 1999                     By:  _______________________
                                               William B. West
                                                  Senior Vice President
                                                  (Principal Financial and
                                                  Principal Accounting Officer)

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                       Title                    Date

s/Garnet A. Barnes
____________________________            Director                  March 9, 1999
Garnet A. Barnes

s/William A. Carr
____________________________            Director                  March 9, 1999
William A. Carr

s/Charles E. Dalton
____________________________            Director                  March 9, 1999
Charles E. Dalton

s/Robert E. Dye
____________________________            President, Chief          March 9, 1999
Robert E. Dye                            Executive Officer
                                         And Director

s/Robert E. Dye, Jr.
____________________________            Director                  March 9, 1999
Robert E. Dye, Jr.

s/W. Rutledge Galloway
____________________________            Director                  March 9, 1999
W. Rutledge Galloway

s/E. Smyth McKissick, III
____________________________            Director                  March 9, 1999
E. Smyth McKissick, III

s/Eugene W. Merritt, Jr.
____________________________            Director                  March 9, 1999
Eugene W. Merritt, Jr.

s/George B. Nalley, Jr.
____________________________            Director                  March 9, 1999
George B. Nalley, Jr.

s/R. Riggie Ridgeway
____________________________            Secretary,                March 9, 1999
R. Riggie Ridgeway                       Treasurer and
                                         Director

s/Nell W. Smith
____________________________            Director                  March 9, 1999
Nell W. Smith

s/A.   J. Thompson, Jr., M. D.
____________________________            Director                  March 9, 1999
A.   J. Thompson, Jr., M. D.

                                                EXHIBIT INDEX

Exhibit No.               Description of Exhibit

3 (i) Articles of Incorporation as amended (incorporated by reference to the Registrant's Registration Statement on Form 8-A).

3(ii)            Bylaws   (incorporated   by  reference   to  the   Registrant's
                 Registration Statement on Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.1 Lease agreement, dated December 10, 1987 between Rut Galloway, Bobby Sexton, Alva Goodwin, as landlord, and The Peoples National Bank, as Tenant, relating to the branch facility in Powdersville, South Carolina (incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.2             Peoples Bancorporation, Inc. 1993 Incentive Stock Option Plan
                 (incorporated   by  reference   to  Exhibits  to   Registrant's
                 Registration Statement on Form SB-1 (Number 33-78602)).

10.3 Noncompetition, Severance and Employment Agreement entered into between the Company and Robert E. Dye (incorporated by reference to Exhibit 10.5 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File No. 33-78607.)

10.4 Noncompetition, Severance and Employment Agreement entered into between the Company and R. Riggie Ridgeway (incorporated by reference to Exhibit 10.6 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File No. 33-78607.)

10.5 Peoples Bancorporation, Inc 1997 Non-Employee Director Stock Option Plan (incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 1997).

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998.

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998.

21.              Subsidiaries of the Registrant

22.              Financial Data Schedule