Form 10QSB
period 1999-03-31
PEOPLES BANCORPORATION INC /SC/
filed 1999-05-07
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended                         Commission file
            March 31, 1999                                    000-20616

                          PEOPLES BANCORPORATION, INC.
          (Exact name of small business issuer as specified in charter)


            South Carolina                                   57-09581843
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

                             Yes ___X___ No _______

The number of outstanding shares of the issuer's $1.67 par value common stock as of March 31, 1999 was 2,841,401.

                 Transitional Small Business Disclosure Format:

                             Yes _______ No ___X___

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.



                  Peoples Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                           March 31, 1999          December 31, 1998
                                                                                             Unaudited                    Audited
                                                                                             ---------                    -------
ASSETS
CASH AND DUE FROM BANKS ......................................................             $   5,609,974              $   3,413,192
FEDERAL FUNDS SOLD ...........................................................                15,860,000                 17,980,000
SECURITIES
     Available for sale ......................................................                32,655,179                 31,970,972
     Held for investment (market value of $4,348,398
          and $4,264,583) ....................................................                 4,226,214                  4,128,267
LOANS-less allowance for loan losses of $1,200,284
     and $1,093,280 ..........................................................                99,507,515                 86,923,604
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...........................................                 5,948,820                  4,926,263
ACCRUED INTEREST RECEIVABLE ..................................................                 1,106,017                    922,430
OTHER ASSETS .................................................................                 1,753,232                  1,406,612
                                                                                           -------------              -------------
          TOTAL ASSETS .......................................................             $ 166,666,951              $ 151,671,340
                                                                                           =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .....................................................             $  18,855,679              $  14,991,107
     Interest-bearing ........................................................               114,101,767                105,109,104
                                                                                           -------------              -------------
          Total deposits .....................................................               132,957,446                120,100,211
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..............................................................                 7,905,969                  5,979,994
NOTES PAYABLE FEDERAL HOME LOAN BANK .........................................                 2,000,000                  2,000,000
ACCRUED INTEREST PAYABLE .....................................................                   799,604                    867,014
OTHER LIABILITIES ............................................................                    85,395                    253,014
                                                                                           -------------              -------------
          Total Liabilities ..................................................               143,748,414                129,200,233
                                                                                           -------------              -------------
SHAREHOLDERS' EQUITY
Common  Stock -  10,000,000 shares authorized,
  $1.67 par value  per share, 2,841,401 and
  2,764,016 shares outstanding ...............................................                 4,745,140                  4,615,907
Additional paid-in capital ...................................................                17,305,572                 17,092,059
Retained Earnings ............................................................                   996,101                    810,885
Accumulated other comprehensive income .......................................                  (128,276)                   (47,744)
                                                                                           -------------              -------------
          Total Shareholder's Equity .........................................                22,918,537                 22,471,107
                                                                                           -------------              -------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ....................................             $ 166,666,951              $ 151,671,340
                                                                                           =============              =============

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                   1999                      1998
                                                                                                   ----                      ----
INTEREST INCOME
   Interest and fees on loans ....................................................              $2,180,688              $ 1,804,202
   Interest on securities
       Taxable ...................................................................                 466,506                  304,377
       Tax-exempt ................................................................                  53,634                   60,907
   Interest on federal funds .....................................................                 188,720                   85,105
                                                                                                ----------              -----------
Total interest income ............................................................               2,889,548                2,254,591
                                                                                                ----------              -----------

INTEREST EXPENSE
   Interest on deposits ..........................................................               1,125,788                1,017,382
   Interest on federal funds purchased and securities
       sold under repurchase agreements ..........................................                  67,962                   36,650
Interest on notes payable Federal Home Loan Bank .................................                  26,067                   28,530
                                                                                                ----------              -----------
Total interest expense ...........................................................               1,219,817                1,082,562
                                                                                                ----------              -----------

Net interest income ..............................................................               1,669,731                1,172,029

PROVISION FOR LOAN LOSSES ........................................................                 119,450                   (2,500)
                                                                                                ----------              -----------

Net interest income after provision for loan losses ..............................               1,550,281                1,174,529

NON-INTEREST INCOME
   Service fees and other income .................................................                 367,808                  254,901
                                                                                                ----------              -----------

NON-INTEREST EXPENSES
   Salaries and benefits .........................................................                 841,259                  500,083
   Occupancy .....................................................................                  61,654                   56,974
   Equipment .....................................................................                 106,198                   66,698
   Other operating expenses ......................................................                 477,760                  272,162
                                                                                                ----------              -----------
                                                                                                 1,486,871                  895,917
                                                                                                ----------              -----------
   Income before income taxes ....................................................                 431,218                  533,513

PROVISION FOR INCOME TAXES .......................................................                 146,600                  176,000
                                                                                                ----------              -----------

   Net income ....................................................................              $  284,618              $   357,453
                                                                                                ==========              ===========

INCOME PER COMMON SHARE:
   BASIC .........................................................................              $     0.10              $      0.20
                                                                                                ==========              ===========
   DILUTED .......................................................................              $     0.10              $      0.19
                                                                                                ==========              ===========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC .........................................................................               2,840,468                1,777,661
                                                                                                ==========              ===========
   DILUTED .......................................................................               2,934,327                1,913,520
                                                                                                ==========              ===========

DIVIDENDS PAID PER COMMON SHARE ..................................................              $    0.035              $     0.033
                                                                                                ==========              ===========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                                        Accumulated
                                                                       Additional                          other           Total
                                               Common stock              paid-in          Retained      comprehensive  shareholders'
                                         Shares           Amount         capital          earnings         income          equity
                                         ------           ------         -------          --------       ------------      ------
Balance, December 31, 1997 ........    1,687,250    $    2,817,708   $   5,158,024    $    1,553,206    $ (19,449)     $  9,509,489
Net Income ........................                                                          357,453                        357,453
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ..                                                                           561               561
   Less reclassification
   adjustments for gains
   included in net income .........                                                                             0                 0
                                                                                                        ---------      ------------
Comprehensive income ..............                                                                                         358,014
Cash Dividends ....................                                                          (58,687)                       (58,687)
Proceeds from stock options .......        5,760             9,619          13,306                                           22,925
                                       ---------    --------------   -------------    --------------    ---------      ------------
Balance, March 31, 1998 ...........    1,693,010    $    2,827,327   $   5,171,330    $    1,851,972    $ (18,888)     $  9,831,741
                                       =========    ==============   =============    ==============    =========      ============

Balance, December 31, 1998 ........    2,764,016    $    4,615,907   $  17,092,059    $      810,885    $ (47,744)     $ 22,471,107
Net Income ........................                                                          284,618                        284,618
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ..                                                                       (80,532)          (80,532)
   Less reclassification
   adjustments for gains
   included in net income .........                                                                             0                 0
                                                                                                        ---------      ------------
Comprehensive income ..............                                                                                         204,086
Cash Dividends ....................                                                          (99,402)                       (99,402)
Proceeds from stock options .......       77,385           129,233         213,513                                          342,746
                                       ---------    --------------   -------------    --------------    ---------      ------------
Balance, March 31, 1999 ...........    2,841,401    $    4,745,140   $  17,305,572    $      996,101    $(128,276)     $ 22,918,537
                                       =========    ==============   =============    ==============    =========      ============

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                    1999                    1998
                                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income .....................................................................            $    284,618             $   357,453
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities
   Provision for loan losses ......................................................                 119,450                  (2,500)
   Depreciation and amortization ..................................................                  76,807                  49,804
   Amortization and accretion (net) of premiums and
     discounts on securities ......................................................                  28,445                  14,833
   (Increase) decrease in accrued interest receivable .............................                (183,587)                 21,233
   Increase in other assets .......................................................                (346,620)               (265,678)
   Increase in accrued interest payable ...........................................                  67,410                 118,395
   Decrease in other liabilities ..................................................                (167,619)               (203,100)
                                                                                               ------------             -----------
     Net cash provided by operating activities ....................................                (121,096)                 90,440
                                                                                               ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ....................................                (100,400)                      0
   Purchases of securities available for sale .....................................              (6,587,590)             (8,267,090)
   Proceeds from the maturity of securities available for sale ....................               2,721,904                 938,769
   Proceeds from the call of securities available for sale ........................               3,060,000               2,700,000
   Net (increase) decrease in loans ...............................................             (12,703,361)                 32,068
   Purchase of premises and equipment .............................................              (1,219,229)               (325,734)
                                                                                               ------------             -----------
     Net cash used by investing activities ........................................             (14,828,676)             (4,921,987)
                                                                                               ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits .......................................................              12,857,235               7,635,041
   Net increase (decrease) in securities sold under
     repurchase agreements ........................................................               1,925,975              (1,702,155)
   Net decrease in notes payable Federal Home Loan Bank ...........................                       0                 (30,612)
   Proceeds from stock options exercised ..........................................                 342,746                  22,925
   Cash dividend ..................................................................                 (99,402)                (59,115)
                                                                                               ------------             -----------
     Net cash provided by financing activities ....................................              15,026,554               5,866,084
                                                                                               ------------             -----------
     Net increase in cash and cash equivalents ....................................                  76,782               1,034,537
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................................              21,393,192               8,478,784
                                                                                               ------------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................            $ 21,469,974             $ 9,513,321
                                                                                               ============             ===========

CASH PAID FOR
     Interest .....................................................................            $  1,287,227             $   890,327
                                                                                               ============             ===========
     Income Taxes .................................................................            $    162,018             $    19,003
                                                                                               ============             ===========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of these policies is included in the 1998 Annual Report to shareholders and incorporated herein by reference.

STATEMENT OF CASH FLOWS

    Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

    The Board of Directors declared a cash dividend of $0.035 per common share to shareholders of record March 18, 1999, payable March 31, 1999.

    The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. This statement requires that the Company present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,840,468 at March 31, 1999 and 1,777,661 at March 31, 1998. The weighted average number of common shares outstanding for diluted net income per common share was 2,934,327 at March 31, 1999 and 1,913,520 at March 31, 1998.

    In 1998 the Company completed the sale of 925,000 shares of its Common Stock through two public stock offerings. In connection with these offerings, the Company received net proceeds totaling $11,950,000. $4,500,000 of the proceeds was used to initially capitalize Bank of Anderson, N.A. in September 1998 and $3,500,000 was used to initially capitalize Seneca National Bank in February 1999. In January, 1999, the Company used a total of $2,000,000 in proceeds raised from the two stock offerings in 1998 to inject additional capital of $1,000,000 in Bank of Anderson, N.A. and $1,000,000 in additional capital in Peoples National Bank to support anticipated future growth. The remaining proceeds from the two stock offerings in 1998 are being held at the Company level and will be used for general corporate purposes.

     The Company issued a five-percent common stock dividend in December 1998. Per share data in 1998 has been restated to reflect this transaction.

MANAGEMENT'S OPINION

    In the opinion of management, the accompanying unaudited financial statements of Peoples Bancorporation, Inc. contain all adjustments necessary to fairly present the financial results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1998 Annual Report of Peoples Bancorporation, Inc. on Form 10-KSB. Results of operations for the three-month period ending March 31, 1999 are not necessarily indicative of the results to be attained for any other period.

Forward Looking Statements

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; risks relating to year 2000 technology compliance of the Company and its customers; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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


                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

     The Company's net income for the first quarter of 1999 was $285,000, or $0.10 per fully diluted share compared to $357,000, or $0.19 per fully diluted share for the first quarter of 1998. Return on average equity for the three months ended March 31, 1999 was 5.08% compared to 14.67% for the three months ended March 31, 1998. Return on average assets for the three months ended March 31, 1999 was 0.72% compared to 1.22% for the three months ended March 31, 1998. The decreases in the Company's net income and return on average assets in 1999 are attributable to pre-opening and early operating losses associated with the opening of Seneca National Bank in February 1999 and continued early operating losses associated with Bank of Anderson, N.A. which commenced business operations in September 1998. The decrease in earnings per diluted share and return on average equity is also attributable to pre-opening and early operating losses associated with the opening of Seneca National Bank and early operating losses associated with Bank of Anderson, coupled with an increase in the Company's number of outstanding shares of common stock and total equity capital as a result of the two public stock offerings completed in 1998.

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $498,000, or 42.5%, to $1,670,000 in the

1999-quarter compared to $1,172,000 in the 1998-quarter. The Company's net interest margin was 4.57% for the 1999-quarter compared to 4.09% for the 1998 quarter. The increase in net interest income and the net interest margin resulted primarily from an increase in earning assets, primarily loans, attributable to Bank of Anderson and Seneca National Bank, coupled with a decrease in the cost of interest-bearing liabilities at The Peoples National Bank.

Non-interest Income

    Non-interest income increased $113,000, or 44.3%, to $368,000 for the first quarter of 1999 compared to $255,000 for the 1998-quarter. A $67,000 increase in origination fees on mortgage loans and $39,000 increase in service charges on deposit accounts were the main contributors to this increase. No gain or loss was realized on the sale of available for sale securities during the first three months of either 1999 or 1998.

Non-interest Expense

    Total non-interest expense increased $591,000 or 66.0% for the first quarter of 1999 over the first quarter of 1998. Salaries and benefits, the largest component of non-interest expense, increased $341,000, or 68.2%, in the 1999-quarter compared to the 1998 quarter. This large increase is primarily attributable to the addition of several key employees at the parent company level in the second half of 1998, the staffing of Bank of Anderson, N.A. in the third quarter of 1998, the staffing of Seneca National Bank in the first quarter of 1999 and normal salary increases at The Peoples National Bank. Occupancy and equipment expenses, combined, increased $44,000, or 35.7%, in the 1999 quarter due primarily to an increase in depreciation expense and maintenance expense on the equipment and buildings for Bank of Anderson, N.A. and Seneca National, and depreciation and maintenance expenses associated with the Company's Wide Area Network. Other operating expense increased $206,000, or 75.5%, and is primarily attributable to increases in marketing and advertising expense, printing and supplies expense, and other expenses associated with Bank of Anderson, N.A. and Seneca National Bank.

Provision for Loan Losses

    The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

    The provision for loan losses charged to operations during the three months ended March 31, 1999 was $119,000 compared to a negative provision of $2,500 for the three months ended March 31, 1998. The increase in the Company's provision for loan losses in the 1999 quarter is largely attributable to provisions made by Bank of Anderson, N.A. and Seneca National Bank as they continued to establish their allowance for loan losses. During the 1999 quarter, Bank of Anderson made provisions of $52,000 and Seneca National Bank made provisions of $42,000. The Peoples National Bank, which recorded a negative provision of $2,500 in the 1998 quarter as a result of net recoveries on previously charged-off loans and a decrease in the volume of outstanding loans, made provisions of $25,000 in the 1999 quarter as a result of an increase in the volume of outstanding loans during the period. At 1.19% of total outstanding loans, management considers the allowance for loan losses to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 65.6% of total earning assets. As of March 31, 1999, the Company had total gross loans outstanding of $100,708,000. Loans increased $12,691,000, or 14.4%, from $88,017,000 in total gross outstanding loans at December 31, 1998 and $23,737,000, or 30.8% from $76,971,000, in total gross loans outstanding at March 31, 1998. The increase resulted primarily from new loans generated by Bank of Anderson and Seneca National Bank and internal loan growth experienced by The Peoples National Bank.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the quarter ended March 31, 1999 was 9.34% compared to 9.18% for the quarter ended March 31, 1998. Approximately 30.5% of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 1999 was $1,200,000, or 1.19% of loans outstanding compared to $1,093,000, or 1.24% of loans outstanding at December 31, 1998. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At March 31, 1999, the Company had $513,000 in non-accruing loans, $8,000 in restructured loans and no loans more than ninety days past due and still accruing interest. This compares to $617,000 in non-accruing loans, $8,000 in restructured loans and no loans more than ninety days past due on which interest was still being accrued at December 31, 1998. Non-performing loans at March 31, 1999 consists of $12,000 in commercial loans; $490,000 in mortgage loans; and $11,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.51% and 0.74% at March 31, 1999 and December 31, 1998, respectively.

     Net charge-offs during the first three months of 1999 were $12,000, compared to net recoveries of $19,000 for the first three months 1998 and net charge-offs of $88,000 for the year ended December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans was 234%, 119% and 177%, respectively, as of March 31, 1999, March 31, 1998 and December 31, 1998.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by
Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At each of March 31, 1999, March 31, 1998 and December 31, 1998 the Company had no impaired loans.

Securities

     Investment securities constituted 24.1% and 25.4% of earning assets as of March 31, 1999 and December 31, 1998, respectively. At March 31, 1999, securities totaled $37,076,000, up $904,000 from $36,172,000 invested as of December 31, 1998's. The slight increase is due to increases in investment securities held by Bank of Anderson and Seneca National Bank.

     At March 31, 1999, the Company's total investments classified as available for sale had a book value of $32,850,000 and a market value of $32,655,000 for an unrealized net loss of $195,000.

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

Deposits

     The Bank's primary source of funds for loans and investments is its deposits. Deposits grew $12,857,000, or 10.7%, to $132,957,000 at March 31, 1999
from $120,100,000 at December 31, 1998. The increase resulted principally from deposits generated by Bank of Anderson and Seneca National Bank. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

        During the first three months of 1999, interest-bearing deposits averaged $109,314,000 compared to $88,381,000 for the first three months of 1998. The average interest rate paid on interest-bearing deposits was 4.18% for the 1999-quarter compared to 4.67% for the 1998-quarter. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At March 31, 1999 interest-bearing deposits comprised 85.8% of total deposits compared to 87.68% at March 31, 1998.

        The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 83.4% for the three months ended March 31, 1999. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

LIQUIDITY

        Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long term funds on a secured basis. At March 31, 1999, The Peoples National Bank had $2,000,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 1999 The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $14,000,000. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank have not yet established lines of credit with the Federal Home Loan Bank. At March 31, 1999, the Banks had unused federal funds lines of credit totaling $6,000,000 with correspondent banks.

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

        For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgement, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums.

        The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consist of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national bands and bank holding companies to operate above minimum risk-based capital levels.

        During 1998 the Company successfully completed the sale of 925,000 shares of its common stock through two public stock offerings. From these two stock offerings the company raised $12,025,000 in additional capital. $4,500,000 of this additional capital was used to initially capitalize Bank of Anderson, National Association in September of 1998 and $3,500,000 was used to initially capitalize Seneca National Bank in February 1999. In January 1999, the Company injected $1,000,000 in additional capital in The Peoples National Bank and $1,000,000 in additional capital in Bank of Anderson to provide for future growth of these two subsidiaries. The remaining funds from the two stock offerings are being held at the parent company level for future operating needs.

        The following table sets forth the capital ratios for the Company and the Banks as of March 31, 1999:

                                                            CAPITAL RATIOS
                                                        (Amounts in Thousands)

                                                                                         Well                     Adequately
                                                                                      Capitalized                 Capitalized
                                                            Actual                    Requirement                 Requirement
                                                   Amount           Ratio       Amount           Ratio        Amount       Ratio
                                                   ------           -----       ------           -----        ------       -----
Company:
Total Risk-based Capital ................          24,247           21.94       11,052           10.00       8,841           8.00
Tier 1 Risk-based Capital ...............          23,047           20.86        6,629            6.00       4,419           4.00
Leverage Ratio ..........................          23,047           13.72        8,399            5.00       6,719           4.00

Peoples National Bank:
Total Risk-based Capital ................          12,339           13.63        9,053           10.00       7,242           8.00
Tier 1 Risk-based Capital ...............          11,326           12.51        5,432            6.00       3,621           4.00
Leverage Ratio ..........................          11,326            8.66        6,539            5.00       5,231           4.00

Bank of Anderson, N. A:
Total Risk-based Capital ................           5,348           36.00        1,486           10.00       1,188           8.00
Tier 1 Risk-based Capital ...............           5,203           35.02          891            6.00         594           4.00
Leverage Ratio ..........................           5,203           22.17        1,173            5.00         938           4.00

Seneca National Bank:
Total Risk-based Capital ................           3,396           66.19          513           10.00         410           8.00
Tier 1 Risk-based Capital ...............           3,354           65.37          308            6.00         205           4.00
Leverage Ratio ..........................           3,354           71.84          233            5.00         187           4.00

EFFECTS OF REGULATORY ACTION

    The management of the Company and the Banks are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

YEAR 2000

     The Company recognizes that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits. A number of computer systems used by the Company in its day-to-day operations will be affected by the "Year 2000 Problem." Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing. Testing of all systems commenced in 1998 and was completed by December 1998. Alternative vendors/programs have been identified for all critical function areas, as classified by the Y2K Team, and will be purchased and installed in the event the primary vendor can not provide satisfactory Y2K compliance by July 31, 1999. Plans are also in place in the event critical systems fail on January 1, 2000. The estimated cost to the Company for these corrective actions is $111,250, which is included in the Company's 1998 and 1999 budgets. As of March 31, 1999, the Company's Year 2000 compliance expenditures totaled $11,000. Incomplete or untimely compliance, however, could have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. Factors which could contribute to the Company's experiencing an adverse effect include the availability of skilled personnel and compliant software, the performance of vendors, the ability of entities with which the Company does business and the Company's customers to resolve their Year 2000 problems, and the ability to identify non-compliant software and the applications or functions affected.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

               The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.   Changes in Securities and Use of Proceeds.

               During the period ended March 31, 1999, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                 Aggregate
                              Class of       # of Shares         Exercise
          Date Issued         Purchasers       Issues              Price
          -----------         ----------       ------              -----

          01/08/99            Employees        75,985            $336,125
          03/24/99            Employee          1,400               6,622

Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits. See Exhibit Index.

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999

SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEOPLES BANCORPORATION, INC.


Dated:  May 5, 1999                 By:    /s/ Robert E. Dye
                                         -------------------
                                           Robert E. Dye
                                           President and Chairman of the Board


Dated:  May  5, 1999                By:   /s/ William B. West
                                        ---------------------
                                           William B. West
                                           Sr. Vice President & CFO
                                           (principal financial officer)

                                  EXHIBIT INDEX


       Exhibit No. from
          Item 601 of
        Regulation S-B                       Description
        --------------                       -----------

              27                             Financial Data Schedule