Form 10QSB
period 1999-06-30
PEOPLES BANCORPORATION INC /SC/
filed 1999-08-10
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                              Commission file
     June 30, 1999                                             000-20616

                          PEOPLES BANCORPORATION, INC.
          (Exact name of small business issuer as specified in charter)

  South Carolina                                             57-09581843
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

               1800 East Main Street, Easley, South Carolina        29640
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

                             Yes ___X___ No _______

                        The number of outstanding shares
                            of the issuer's $1.67 par
                          value common stock as of June
                             30, 1999 was 2,841,901.

                 Transitional Small Business Disclosure Format:

                             Yes _______ No ___X___

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets

                                                                                             June 30, 1999         December 31, 1998
                                                                                               Unaudited                Audited
                                                                                               ---------                -------
ASSETS
CASH AND DUE FROM BANKS ......................................................             $   7,128,000              $   3,413,000
FEDERAL FUNDS SOLD ...........................................................                20,290,000                 17,980,000
SECURITIES
     Available for sale ......................................................                31,972,000                 31,971,000
     Held for investment (market value of $4,348,000
         and $4,265,000) .....................................................                 4,224,000                  4,128,000
LOANS-less allowance for loan losses of $1,361,000
     and $1,093,000) .........................................................               117,415,000                 86,924,000
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...........................................                 6,389,000                  4,926,000
ACCRUED INTEREST RECEIVABLE ..................................................                 1,137,000                    922,000
OTHER ASSETS .................................................................                 2,033,000                  1,407,000
                                                                                           -------------              -------------
         TOTAL ASSETS ........................................................             $ 190,588,000              $ 151,671,000
                                                                                           =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .....................................................             $  23,664,000              $  14,991,000
     Interest-bearing ........................................................               124,214,000                105,109,000
                                                                                           -------------              -------------
         Total deposits ......................................................               147,878,000                120,100,000
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..............................................................                15,847,000                  5,980,000
NOTES PAYABLE FEDERAL HOME LOAN BANK .........................................                 3,000,000                  2,000,000
ACCRUED INTEREST PAYABLE .....................................................                   896,000                    867,000
OTHER LIABILITIES ............................................................                   136,000                    253,000
                                                                                           -------------              -------------
         Total Liabilities ...................................................               167,757,000                129,200,000
                                                                                           -------------              -------------
SHAREHOLDERS' EQUITY
Common  Stock - 10,000,000 shares authorized,
     $1.67 par value per share, 2,841,901 and
     2,764,016 shares outstanding ............................................                 4,746,000                  4,616,000
Additional paid-in capital ...................................................                17,312,000                 17,092,000
Retained Earnings ............................................................                 1,144,000                    811,000
Accumulated other comprehensive income .......................................                  (371,000)                   (48,000)
                                                                                           -------------              -------------
         Total Shareholders' Equity ..........................................                22,831,000                 22,471,000
                                                                                           -------------              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................             $ 190,588,000              $ 151,671,000
                                                                                           =============              =============

                   PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended                Six Months Ended
                                                                            ------------------                ----------------
                                                                                 June 30,                          June 30,
                                                                          1999              1998            1999             1998
                                                                          ----              ----            ----             ----
INTEREST INCOME
Interest and fees on loans .....................................       $2,406,000       $1,814,000       $4,587,000       $3,619,000
Interest on securities
     Taxable ...................................................          459,000          388,000          926,000          692,000
     Tax-exempt ................................................           53,000           57,000          107,000          118,000
Interest on fed funds ..........................................          212,000          114,000          400,000          199,000
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................        3,130,000        2,373,000        6,020,000        4,628,000

INTEREST EXPENSE
Interest on deposits ...........................................        1,254,000        1,046,000        2,380,000        2,064,000
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................           86,000           41,000          154,000           78,000
Interest on notes payable Federal Home
     Loan Bank .................................................           36,000           28,000           62,000           56,000
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................        1,376,000        1,115,000        2,596,000        2,198,000
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................        1,754,000        1,258,000        3,424,000        2,430,000
PROVISION FOR LOAN LOSSES ......................................          171,000            5,000          291,000            2,000
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................        1,583,000        1,253,000        3,133,000        2,428,000

NON-INTEREST INCOME
Service fees and other income ..................................          383,000          288,000          751,000          543,000
Gain on sales of securities available for sale .................                0                0                0                0
                                                                       ----------       ----------       ----------       ----------
                                                                          383,000          288,000          751,000          543,000
NON-INTEREST EXPENSE
Salaries and benefits ..........................................          885,000          529,000        1,727,000        1,029,000
Occupancy ......................................................           78,000           50,000          140,000          107,000
Equipment ......................................................          141,000           79,000          247,000          146,000
Other operating expenses .......................................          488,000          289,000          965,000          562,000
                                                                       ----------       ----------       ----------       ----------
                                                                        1,592,000          947,000        3,079,000        1,844,000

Income before income taxes .....................................          374,000          594,000          805,000        1,127,000

PROVISION FOR INCOME TAXES .....................................          127,000          196,000          273,000          372,000
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $  247,000       $  398,000       $  532,000       $  755,000
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.09       $     0.21       $     0.19       $     0.43
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.08       $     0.20       $     0.18       $     0.39
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC .....................................................        2,841,901        1,895,638        2,841,184        1,756,328
     DILUTED ...................................................        3,049,918        1,988,400        3,001,002        1,912,960

DIVIDENDS PAID PER COMMON
     SHARE .....................................................       $    0.035       $    0.035       $     0.07       $     0.07
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 for the six months ended June 30, 1999 and 1998

                                  (Unaudited)

                                                                                                    Accumulated
                                                                       Additional                      other           Total
                                               Common stock             Paid-in       Retained     comprehensive   shareholders'
                                           Shares        Amount         Capital       Earnings         income          equity
                                           ------        ------         -------       --------         ------          ------

Balance, December 31, 1997 ............  1,687,000   $  2,818,000   $  5,158,000   $  1,553,000   $    (20,000)   $  9,509,000
Net Income ............................                                                 755,000                        755,000
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ......                                                                (16,000)        (16,000)
   Less reclassification
   adjustments for gains
   included in net income .............                                                                      0               0
                                                                                                                  ------------
Comprehensive income ..................                                                                                739,000
Cash Dividends ........................                                                (118,000)                      (118,000)
Proceeds from stock options ...........      8,000         14,000         22,000                                        36,000
                                         ---------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 1998 ...............  1,695,000   $  2,832,000   $  5,180,000   $  2,190,000   $    (36,000)   $ 10,166,000
                                         =========   ============   ============   ============   ============    ============

Balance, December 31, 1998 ............  2,764,000   $  4,616,000   $ 17,092,000   $    811,000   $    (48,000)   $ 22,471,000
Net Income ............................                                                 532,000                        532,000
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ......                                                               (323,000)       (323,000)
   Less reclassification
   adjustments for gains
   included in net income .............                                                                      0               0
                                                                                                                  ------------
Comprehensive income ..................                                                                                209,000
Cash Dividends ........................                                                (199,000)                      (199,000)
Proceeds from stock options ...........     78,000        130,000        220,000                                       350,000
                                         ---------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 1999 ...............  2,842,000   $  4,746,000   $ 17,312,000   $  1,144,000   $   (371,000)   $ 22,831,000
                                         =========   ============   ============   ============   ============    ============

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                ------------------------------------
                                                                                                     1999                   1998
                                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ........................................................................          $    532,000           $    755,000
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses .........................................................               291,000                  2,000
   Depreciation and amortization .....................................................               183,000                104,000
   Amortization and accretion (net) of premiums and
     discounts on securities .........................................................                59,000                 85,000
   Increase in accrued interest receivable ...........................................              (214,000)               (44,000)
   Increase in other assets ..........................................................              (436,000)              (159,000)
   Increase in accrued interest payable ..............................................                28,000                 65,000
   Decrease in other liabilities .....................................................              (141,000)              (318,000)
                                                                                                ------------           ------------
     Net cash provided by (used in) operating activities .............................               302,000                490,000
                                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .......................................              (100,000)              (102,000)
   Purchases of securities available for sale ........................................            (7,776,000)           (16,464,000)
   Proceeds from the maturity of securities available for sale .......................             4,171,000              6,475,000
   Proceeds from the call of securities available for sale ...........................             3,060,000              3,200,000
   Net (increase) decrease in loans ..................................................           (30,782,000)             1,335,000
   Purchase of premises and equipment ................................................            (1,646,000)              (695,000)
                                                                                                ------------           ------------
     Net cash used by investing activities ...........................................           (33,073,000)            (6,251,000)
                                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..........................................................            27,778,000              9,315,000
   Net increase (decrease) in securities sold under
     repurchase agreements ...........................................................             9,867,000               (821,000)
   Net increase (decrease) in notes payable Federal Home Loan Bank ...................             1,000,000                (31,000)
   Proceeds from stock options exercised .............................................               350,000                 36,000
   Cash dividend .....................................................................              (199,000)              (118,000)
                                                                                                ------------           ------------
     Net cash provided by financing activities .......................................            38,796,000              8,381,000
                                                                                                ------------           ------------
     Net increase in cash and cash equivalents .......................................             6,025,000              2,620,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................................            21,393,000              8,479,000
                                                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................          $ 27,418,000           $ 11,099,000
                                                                                                ============           ============

CASH PAID FOR
     Interest ........................................................................          $  2,567,000           $  1,929,000
                                                                                                ============           ============
     Income Taxes ....................................................................          $    520,000           $    356,000
                                                                                                ============           ============

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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.035 per common share to shareholders of record June 24, 1999 and March 18, 1999, payable July 8, 1999 and March 31, 1999, respectively.

     The Company adopted SFAS No. 128, "Earnings per Share", on December 31, 1997 which requires that the Company present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,841,184 at June 30, 1999 and 1,606,142 at June 30, 1998. The weighted average number of common shares outstanding for diluted net income per common share was 3,001,002 at June 30, 1999 and 1,657,954 at June 30, 1998.

     In 1998 the Company completed the sale of 925,000 shares of its Common Stock through two public stock offerings. In connection with these offerings, the Company received net proceeds totaling $11,950,000. $4,500,000 of the proceeds was used to initially capitalize Bank of Anderson, N. A. in September 1998 and $3,500,000 was used to initially capitalize Seneca National Bank in February 1999. In January, 1999, the Company used a total of $2,000,000 in proceeds raised from the two stock offerings in 1998 to inject additional capital of $1,000,000 in Bank of Anderson, N. A. and $1,000,000 in additional capital in Peoples National Bank to support anticipated future growth. The remaining proceeds from the two stock offerings in 1998 are being held at the Company level and will be used for general corporate purposes.

     The Company issued a five-percent common stock dividend in December 1998. Per share data for 1998 has been restated to reflect this transaction.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1998 Annual Report of Peoples Bancorporation, Inc. on Form 10-KSB. Results of operations for the six-month period ending June 30, 1999 are not necessarily indicative of the results to be attained for any other period.

Forward Looking Statements

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; risks related to year 2000 technology compliance of the Company and its customers; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

     The Company's net income for the second quarter of 1999 was $247,000, or $0.09 per basic share ($0.08 per diluted share) compared to $398,000, or $0.21 per basic share ($0.20 per diluted share), for the second quarter of 1998. Net income for the six months ended June 30, 1999 was $532,000, or $0.19 per basic share ($0.18 per diluted share), compared to $755,000, or $0.43 per basic share ($0.39 per diluted share), for the six months ended June 30, 1998. Return on average equity for the six months and three months ended June 30, 1999 was 4.66% and 4.27%, respectively, compared to 15.20% and 16.01%, respectively for the six months and three months ended June 30, 1998. Return on average assets for the six months and three months ended June 30, 1999 was 0.63% and 0.56%, respectively, compared to 1.25% and 1.32%, respectively, for the six months and three months ended June 30, 1998. The decreases in the Company's net income and return on average assets in the 1999 periods are attributable to pre-opening and early operating losses associated with the opening of Seneca National Bank in February 1999 and continued early operating losses associated with Bank of Anderson, N. A. which commenced business operations in September 1998. The decreases in earnings per basic and diluted share and return on average equity are also attributable to pre-opening and early operating losses associated with the opening of Seneca National Bank and early operating losses associated with Bank of Anderson, coupled with an increase in the Company's number of outstanding shares of common stock and total equity capital as a result of the two public stock offerings completed in 1998.

Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $496,000, or 39.4%, to $1,754,000 in the 1999 quarter compared to $1,258,000 in the 1998 quarter. For the six months ended June 30, 1999, net interest income before provision for loan losses increased $994,000, or 40.9%, to $3,424,000 compared to $2,430,000 for the six months ended June 30, 1998. The Company's net interest margin was 4.35% and 4.46%, respectively, for the quarter and six months ended June 30, 1999, compared to 4.27% and 4.12%, respectively, for the quarter and six months ended June 30, 1998. The increase in net interest income and the net interest margin resulted primarily from an increase in earning assets, primarily loans, attributable to all three of the Company's banking subsidiaries, coupled with a decrease in the cost of interest-bearing liabilities at The Peoples National Bank.

Non-interest Income

     Non-interest income increased $95,000, or 33.1%, to $383,000 for the second quarter of 1999 compared to $288,000 for the 1998 second quarter. For the six months ended June 30, 1999 non-interest income increased $208,000, or 38.3%, to $751,000 compared to $543,000 for the six months ended June 30, 1998. The increase in non-interest income for the two comparative periods resulted largely from an increase in origination fees on mortgage loans and an increase in service charge income on deposit accounts. No gain or loss was realized on the sale of available for sale securities during the comparative periods.

Non-interest Expense

     Total non-interest expense increased $645,000, or 68.0%, to $1,592,000 for the second quarter of 1999 compared to $947,000 for the second quarter of 1998. For the first six months of 1999, total non-interest expense increased $1,235,000, or 67.0%, to $3,079,000 compared to $1,844,000 for the first six months of 1998. Salaries and benefits, the largest component of non-interest expense, increased $356,000, or 67.3%, in the second quarter of 1999 compared to the 1998 quarter. For the six months ended June 30, 1999, salaries and benefits increased $698,000, or 67.8%, to $1,727,000 compared to $1,029,000 for the six months ended June 30, 1998. The large increase in salaries and benefits for the comparative periods is primarily attributable to the addition of several key employees at the parent company level in the second half of 1998, the staffing of Bank of Anderson, N. A. in the third quarter of 1998, the staffing of Seneca National Bank in the first quarter of 1999, and additional staffing and normal salary increases at The Peoples National Bank. Occupancy expense increased $28,000, or 56.0%, in the 1999 quarter compared to the 1998 quarter. For the first six months of 1999 occupancy expense totaled $140,000, a $32,000, or 29.9%, increase over the $107,000 recorded for the first six months of 1998. The increase in occupancy expense for the two comparative periods is attributable to an increase in depreciation expense, maintenance expenses and utilities on the main office buildings for Bank of Anderson, N. A. and Seneca National Bank, and the Company's new corporate headquarters building located adjacent to the main office of The Peoples National Bank which was occupied during the fourth quarter of 1998. Equipment expense increased $62,000, or 77.7%, to $141,000 in the 1999 quarter when compared to the 1998 quarter. For the first six months of 1999, equipment expense totaled $247,000, a $101,000, or 69.3% increase over the $146,000 recorded for the first six months of 1998. The increase for both comparative periods is attributable to increases in depreciation and maintenance expense associated with the Company's Wide Area Network equipment installed in 1998, new equipment for Bank of Anderson, N. A., Seneca National Bank and the Company's new corporate office. Other operating expense increased $199,000, or 69.1%, to $488,000 for the 1999 quarter when compared to the 1998 quarter. For the six months ended June 30, 1999, other operating expenses increased $405,000, or 72.2%, to $561,000 compared to $403,000 in other operating expenses recorded during the first six months of 1998. The increase in other operating expenses is primarily attributable to increases in marketing and advertising expense, printing and supplies expense, telephone expense and other expenses associated with Bank of Anderson, N. A. and Seneca National Bank and the Company's expenditures on Year 2000 compliance.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three month period and six month period ended June 30, 1999 was $171,000 and $291,000, respectively, compared to $5,000 and $2,000, respectively, for the three month and six month period ended June 30, 1998. The increase in the Company's provision for loan losses in both comparative periods is attributable to provisions made by Bank of Anderson, N. A. and Seneca National Bank as they continued to establish their allowance for loan losses as well as an increase in the provision made by The Peoples National Bank as a result of strong loan growth experienced during the first six months of 1999. For the three month and six month period ended June 30, 1999, Bank of Anderson, N.A, made provisions of $55,000 and $107,000, respectively. For the three month and six month period ended June 30, 1999, Seneca National Bank made provisions of $18,000 and $61,000, respectively. Neither of these two banks was open during the first six months of 1998. For the three month and six month period ended June 30, 1999, The Peoples National Bank made provisions of $98,000 and $123,000, respectively, compared to provisions of $5,000 and $2,000, respectively, for the same comparable periods in 1998. At 1.15% of total outstanding loans, management considers the allowance for loan losses to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 67.8% of total earning assets. As of June 30, 1999, the Company had total gross loans outstanding of $118,776,000. Gross loans increased $30,759,000, or 34.9%, from $88,017,000 in total gross outstanding loans at December 31, 1998. The increase resulted from new loans generated by Bank of Anderson, N. A. and Seneca National Bank and internal loan growth experienced by The Peoples National Bank. At June 30, 1999, Bank of Anderson, N. A. had gross outstanding loans of $16,669,000; Seneca National Bank had gross outstanding loans of $5,051,000; and The Peoples National Bank had outstanding gross loans of $97,056,000.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the six month period ended June 30, 1999 was 8.99% compared to 9.16%, for the first six months of 1998. Approximately 29.5 % of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. At June 30, 1999, the Company held $5,660,000 in originated mortgage loans for sale compared to none at December 31, 1998.

Allowance for Loan Losses

     The allowance for loan losses at June 30, 1999 was $1,361,000, or 1.15% of loans outstanding compared to $1,093,000, or 1.24% of loans outstanding at December 31, 1998. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 1999, the Company had $559,000 in non-accruing loans, $205,000 in restructured loans, no loans more than ninety days past due and still accruing interest and $313,000 in other real estate owned. This compares to $617,000 in non-accruing loans, $8,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued and $101,000 in other real estate owned at December 31, 1998. Non-performing loans at June 30, 1999 consist of $12,000 in commercial loans; $539,000 in mortgage loans; and $8,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.47% and 0.74% at June 30, 1999 and December 31, 1998, respectively.

     Net  charge-offs  during the three month  period and six month period ended
June 30, 1999 were $11,000 and $23,000, respectively, compared to net charge-offs of $26,000 and $7,000, respectively, for the three month and six month period ended June 30, 1998 and to net charge-offs of $88,000 for the year ended December 31, 1998. The allowance for loan losses as a percentage of non-performing loans was 243%, 198% and 177%, respectively, as of June 30, 1999, June 30, 1998 and December 31, 1998.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At each of June 30, 1999, June 30, 1998 and December 31, 1998 the Company had no impaired loans.

Securities

     Investment securities constituted 20.9% and 25.4% of earning assets as of June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, the book value of the Company's total securities portfolio totaled $36,757,000, up $582,000 from $36,172,000 invested as of December 31, 1998. The slight increase is due to increases in investment securities held by Bank of Anderson, N. A. and Seneca National Bank.

         At June 30, 1999, the Company's total investments classified as available for sale had a book value of $32,534,000 and a market value of $31,972,000 for an unrealized net loss of $562,000.

         The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals and to generate income. The Company emphasizes safety in its selection of investment securities. Accordingly, the investment portfolio is limited to securities of the United States government or its agencies, mortgage backed securities and investment-grade state and municipal securities. The Company does not invest in corporate bonds nor does it hold any trading securities.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Deposits grew $27,778,000, or 23.2%, to $147,878,000 at June 30, 1999 from $120,100,000 at December 31, 1998. The increase resulted principally from deposits generated by Bank of Anderson and Seneca National Bank. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first six months of 1999, interest-bearing deposits averaged $114,590,000 compared to $90,588,000 for the first six months of 1998. The average interest rate paid on interest-bearing deposits was 4.15% for the first six months of 1999 compared to 4.59% for the first six months of 1998. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At June 30, 1999 interest-bearing deposits comprised 84.0% of total deposits compared to 86.4% at June 30, 1998.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 82.4% for the six months ended June 30, 1999. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits. At June 30, 1999, certificates of deposit greater than $100,000 totaled $28,987,000 compared to $20,494,000 at December 31, 1998.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At June 30, 1999, The Peoples National Bank had $3,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 1999 The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $13,000,000. The Company's other two bank subsidiaries, Bank of Anderson, N. A. and Seneca National Bank are in the process of establishing lines of credit with the Federal Home Loan Bank. At June 30, 1999, the Banks had unused federal funds lines of credit totaling $6,000,000 with correspondent banks.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends. Those needs are presently met by dividends from The Peoples National Bank.

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

         The following table sets forth the capital ratios for the Company and the Banks as of June 30, 1999:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                        Well                  Adequately
                                                                                     Capitalized              Capitalized
                                                               Actual                Requirement              Requirement
                                                       Amount        Ratio      Amount        Ratio       Amount       Ratio
                                                       ------        -----      ------        -----       ------       -----
Company:
Total Risk-based Capital .....................        $24,563        19.36%     $12,690        10.00%     $10,152        8.00%
Tier 1 Risk-based Capital ....................        $23,202        18.28%     $ 7,614         6.00%     $ 5,076        4.00%
Leverage Ratio ...............................        $23,202        12.06%     $ 9,616         5.00%     $ 7,693        4.00%

Peoples National Bank:
Total Risk-based Capital .....................        $12,679        12.81%     $ 9,898        10.00%     $ 7,918        8.00%
Tier 1 Risk-based Capital ....................        $11,578        11.70%     $ 5,939         6.00%     $ 3,959        4.00%
Leverage Ratio ...............................        $11,578         8.54%     $ 6,779         5.00%     $ 5,423        4.00%

Bank of Anderson, N. A:
Total Risk-based Capital .....................        $ 5,349        26.85%     $ 1,992        10.00%     $ 1,594        8.00%
Tier 1 Risk-based Capital ....................        $ 5,149        35.85%     $ 1,195         6.00%     $   797        4.00%
Leverage Ratio ...............................        $ 5,149        17.20%     $ 1,497         5.00%     $ 1,197        4.00%

Seneca National Bank:
Total Risk-based Capital .....................        $ 3,358        45.64%     $   736        10.00%     $   589        8.00%
Tier 1 Risk-based Capital ....................        $ 3,297        44.81%     $   441         6.00%     $   294        4.00%
Leverage Ratio ...............................        $ 3,297        27.29%     $   604         5.00%     $   483        4.00%

EFFECTS OF REGULATORY ACTION

     The management of the Company and the Banks are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

YEAR 2000 READINESS DISCLOSURE

     The Company recognizes that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits and other problems. A number of computer systems used by the Company in its day-to-day operations will be affected by the "Year 2000 Problem." Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing. Testing of all systems commenced in 1998 and was completed by December 1998. As a contingency plan, alternative vendors/programs have been identified for all critical function areas, as classified by the Y2K Team, and will be acquired in the event the primary vendor can not provide satisfactory Y2K compliance by July 31, 1999. Plans are also in place in the event critical systems fail on January 1, 2000. The estimated cost to the Company for these corrective actions is $111,250 which is included in the Company's 1998 and 1999 budgets. As of June 30, 1999, the Company's Year 2000 compliance expenditures totaled $80,347. Incomplete or untimely compliance, however, could have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. Factors which could contribute to the Company's experiencing an adverse effect include the availability of skilled personnel and compliant software, the performance of vendors, the ability of entities with which the Company does business and the Company's customers to resolve their Year 2000 problems and the ability to identify non-compliant software and the applications or functions affected.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

                  The Company is  involved in various  claims and legal  actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.       Changes in Securities and Use of Proceeds

                  During the period ended June 30, 1999, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.
                                                                  Aggregate
                        Class of           # of Shares            Exercise
   Date Issued         Purchasers             Issued                Price
   -----------         ----------             ------                -----
    01/08/99           Employees                75,985         $    336,125
    03/24/99            Employee                 1,400         $      6,622
     4/30/99            Director                   500         $      7,500

Item 4.       Submission to a Vote of Security Holders

On April 12, 1999, the Company held its 1999 Annual Meeting of Shareholders. The result of the 1999 Annual Meeting of Shareholders is as follows:

Election of Directors

The following persons were elected as Directors to serve for a term of three years with 2,012,749 shares voted, representing 67.6% of the total voting shares:

                                   FOR            WITHHELD            AGAINST

     Garnet A. Barnes           2,009,494         3,255                  0
     Charles E. Dalton          2,009,284         3,465                  0
     Robert E. Dye, Sr.         2,010,229         2,520                  0
     R. Riggie Ridgeway         2,005,504         7,245                  0

Also state the number of votes against and abstentions as to each director.

Item 6.       Exhibits and Reports on Form 8-K

             (a) Exhibits.

                 Exhibit 27        Financial Data Schedule

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1999

SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEOPLES BANCORPORATION, INC.


Dated: August 6, 1999                   By:  /s/ Robert E. Dye
                                             -------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  August 6, 1999                   By: /s/ William B. West
                                             ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

                                  EXHIBIT INDEX


          Exhibit No. from
             Item 601 of
           Regulation S-B                            Description

                 27                                  Financial Data Schedule