Form 10QSB
period 1999-09-30
PEOPLES BANCORPORATION INC /SC/
filed 1999-11-09
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                              Commission file
         September 30, 1999                                   000-20616

                          PEOPLES BANCORPORATION, INC.
          (Exact name of small business issuer as specified in charter)

        South Carolina                                      57-09581843
 (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

1800 East Main Street, Easley, South Carolina                     29640
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

                             Yes ___X___ No _______

  The number of outstanding shares of the issuer's $1.67 par value common stock as of September 30, 1999 was 2,845,770.

                 Transitional Small Business Disclosure Format:

                             Yes _______ No ___X___

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                  Peoples Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               September 30, 1999          December 31,
                                                                                      1999                      1998
                                                                                    Unaudited                  Audited
                                                                                    ---------                  -------
ASSETS
CASH AND DUE FROM BANKS .................................................         $  10,711,000          $   3,413,000
FEDERAL FUNDS SOLD ......................................................             9,610,000             17,980,000
SECURITIES
     Available for sale .................................................            31,723,000             31,971,000
     Held for investment (market value of $4,248,000
         and $4,265,000) ................................................             4,221,000              4,128,000
LOANS-less allowance for loan losses of $1,578,000
     and $1,093,000) ....................................................           140,375,000             86,924,000
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ......................................             6,626,000              4,926,000
ACCRUED INTEREST RECEIVABLE .............................................             1,410,000                922,000
OTHER ASSETS ............................................................             1,972,000              1,407,000
                                                                                  -------------          -------------
         TOTAL ASSETS ...................................................         $ 206,648,000          $ 151,671,000
                                                                                  =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ................................................         $  23,066,000          $  14,991,000
     Interest-bearing ...................................................           138,214,000            105,109,000
                                                                                  -------------          -------------
         Total deposits .................................................           161,280,000            120,100,000
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .........................................................            16,142,000              5,980,000
NOTES PAYABLE FEDERAL HOME LOAN BANK ....................................             5,000,000              2,000,000
ACCRUED INTEREST PAYABLE ................................................               851,000                867,000
OTHER LIABILITIES .......................................................               315,000                253,000
                                                                                  -------------          -------------
         Total Liabilities ..............................................           183,588,000            129,200,000
                                                                                  -------------          -------------
SHAREHOLDERS' EQUITY
Common  Stock - 10,000,000 shares  authorized,$1.67
     par  value  per  share, 2,845,770 and 2,764,016 shares
     outstanding ........................................................             4,752,000              4,616,000
Additional paid-in capital ..............................................            17,324,000             17,092,000
Retained Earnings .......................................................             1,402,000                811,000
Accumulated other comprehensive income ..................................              (418,000)               (48,000)
                                                                                  -------------          -------------
         Total Shareholders' Equity .....................................            23,060,000             22,471,000
                                                                                  -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................         $ 206,648,000          $ 151,671,000
                                                                                  =============          =============

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                     September 30,
                                                                           1999             1998             1999             1998
                                                                           ----             ----             ----             ----
INTEREST INCOME
Interest and fees on loans .....................................       $2,852,000       $1,887,000       $7,439,000       $5,506,000
Interest on securities
     Taxable ...................................................          505,000          375,000        1,431,000        1,067,000
     Tax-exempt ................................................           53,000           58,000          160,000          176,000
Interest on federal funds ......................................          195,000          169,000          595,000          368,000
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................        3,605,000        2,489,000        9,625,000        7,117,000

INTEREST EXPENSE
Interest on deposits ...........................................        1,424,000        1,032,000        3,804,000        3,096,000
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................          176,000           50,000          330,000          128,000
Interest on notes payable Federal Home
     Loan Bank .................................................           48,000           29,000          110,000           85,000
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................        1,648,000        1,111,000        4,244,000        3,309,000
                                                                                                         ----------       ----------

Net interest income ............................................        1,957,000        1,378,000        5,381,000        3,808,000
PROVISION FOR LOAN LOSSES ......................................          250,000          152,000          541,000          154,000
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................        1,707,000        1,226,000        4,840,000        3,654,000

NON-INTEREST INCOME
Service fees and other income ..................................          479,000          309,000        1,230,000          852,000
Gain on sales of securities available for sale .................                0                0                0                0
                                                                       ----------       ----------       ----------       ----------
                                                                          479,000          309,000        1,230,000          852,000
NON-INTEREST EXPENSE
Salaries and benefits ..........................................          915,000          655,000        2,642,000        1,684,000
Occupancy ......................................................           82,000           55,000          222,000          162,000
Equipment ......................................................          149,000           92,000          396,000          238,000
Other operating expenses .......................................          495,000          379,000        1,460,000          941,000
                                                                       ----------       ----------       ----------       ----------
                                                                        1,641,000        1,181,000        4,720,000        3,025,000

Income before income taxes .....................................          545,000          354,000        1,350,000        1,481,000

PROVISION FOR INCOME TAXES .....................................          187,000          114,000          460,000          486,000
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $  358,000       $  240,000       $  890,000       $  995,000
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.13       $     0.09       $     0.31       $     0.39
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.12       $     0.09       $     0.30       $     0.37
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC ......................................................        2,841,853        2,553,649        2,841,853        2,553,649
    DILUTED ....................................................        2,945,430        2,692,912        2,945,430        2,692,912

DIVIDENDS PAID PER COMMON
     SHARE .....................................................       $    0.035       $    0.035       $    0.105       $    0.105
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                                       Accumulated
                                                                          Additional                      other            Total
                                                  Common stock             Paid-in       Retained     comprehensive    shareholders'
                                            Shares          Amount         Capital       Earnings         income           equity
                                            ------          ------         -------       --------         ------           ------
Balance, December 31, 1997 ............   1,687,000     $  2,818,000   $  5,158,000    $  1,553,000   $    (20,000)    $  9,509,000
Net Income ............................                                                     995,000                         995,000
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ......                                                                     48,000           48,000
   Less reclassification
   adjustments for gains
   included in net income .............                                                                          0                0
                                                                                                                        -----------
Comprehensive income ..................                                                                                   1,043,000
Cash Dividends ........................                                                    (203,000)                       (203,000)
Proceeds from stock options ...........         8,000         14,000         22,000                                          36,000
Proceeds from sale of stock ...........       737,000      1,230,000      8,267,000                                       9,497,000
                                          -----------   ------------   ------------    ------------   ------------     ------------
Balance, September 30, 1998 ...........     2,432,000    $ 4,062,000   $ 13,447,000    $  2,345,000   $     28,000     $ 19,882,000
                                          ===========   ============   ============    ============   ============     ============

Balance, December 31, 1998 ............     2,764,000   $  4,616,000   $ 17,092,000    $    811,000   $    (48,000)    $ 22,471,000
Net Income ............................                                                     890,000                         890,000
Other comprehensive income, net of
tax: ..................................
   Unrealized holding losses on
   securities available for sale ......                                                                   (370,000)        (370,000)
   Less reclassification ..............
   adjustments for gains
   included in net income .............                                                                         0                 0
                                                                                                                        -----------
Comprehensive income ..................                                                                                     520,000
Cash Dividends ........................                                                    (299,000)                       (299,000)
Proceeds from stock options ...........        82,000        136,000        232,000                                         368,000
                                          -----------   ------------   ------------    ------------   ------------     ------------
Balance, September 30, 1999 ...........     2,846,000   $  4,752,000   $ 17,324,000    $  1,402,000   $   (418,000)    $ 23,060,000
                                          ===========   ============   ============    ============   ============     ============

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                     1999                   1998
                                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ........................................................................          $    890,000           $    995,000
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses .........................................................               541,000                154,000
   Depreciation and amortization .....................................................               314,000                163,000
   Amortization and accretion (net) of premiums and
     discounts on securities .........................................................                85,000                 89,000
   Increase in accrued interest receivable ...........................................              (488,000)              (139,000)
   Increase in other assets ..........................................................              (375,000)              (404,000)
   Decrease in accrued interest payable ..............................................               (16,000)               (86,000)
   Increase (decrease) in other liabilities ..........................................                62,000                (68,000)
                                                                                                ------------           ------------
     Net cash provided by (used in) operating activities .............................             1,013,000                704,000
                                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .......................................              (100,000)              (102,000)
   Purchases of securities available for sale ........................................            (8,874,000)           (21,562,000)
   Proceeds from the maturity of securities available for sale .......................             5,424,000             12,034,000
   Proceeds from the call of securities available for sale ...........................             3,060,000              3,200,000
   Net increase in loans .............................................................           (53,993,000)            (3,884,000)
   Purchase of premises and equipment ................................................            (2,014,000)            (1,606,000)
                                                                                                ------------           ------------
     Net cash used by investing activities ...........................................           (56,497,000)           (11,920,000)
                                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..........................................................            41,180,000             13,252,000
   Net increase  in securities sold under repurchase
     agreements ......................................................................            10,162,000              1,530,000
   Net increase (decrease) in notes payable Federal Home Loan Bank ...................             3,000,000                (31,000)
   Proceeds from sale of common stock ................................................                     0              9,497,000
   Proceeds from stock options exercised .............................................               369,000                 36,000
   Cash dividend .....................................................................              (299,000)              (204,000)
                                                                                                ------------           ------------
     Net cash provided by financing activities .......................................            54,412,000             24,080,000
                                                                                                ------------           ------------
     Net (decrease) increase in cash and cash equivalents ............................            (1,072,000)            12,864,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................................            21,393,000              8,479,000
                                                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................          $ 20,321,000           $ 21,343,000
                                                                                                ============           ============

CASH PAID FOR
     Interest ........................................................................          $  4,260,000           $  3,395,000
                                                                                                ============           ============
     Income Taxes ....................................................................          $    585,000           $    503,000
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.035 per common share to shareholders of record September 23, 1999, June 24, 1999 and March 18, 1999, payable October 6, 1999, July 8, 1999 and March 31, 1999, respectively.

     The Company adopted SFAS No. 128, "Earnings per Share", on December 31, 1997 which requires that the Company present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,841,853 at September 30, 1999 and 2,553,649 at September 30, 1998. The weighted average number of common shares outstanding for diluted net income per common share was 2,945,430 at September 30, 1999 and 2,692,912 at September 30, 1998.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1998 Annual Report of Peoples Bancorporation, Inc. on Form 10-KSB. Results of operations for the nine-month period ending September 30, 1999 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

     The Company's net income for the third quarter of 1999 was $358,000, or $0.13 per basic share ($0.12 per diluted share) compared to $240,000, or $0.09 per basic share ($0.09 per diluted share), for the third quarter of 1998. Net income for the nine months ended September 30, 1999 was $890,000, or $0.31 per basic share ($0.30 per diluted share), compared to $995,000, or $0.39 per basic share ($0.37 per diluted share), for the nine months ended September 30, 1998. Return on average equity for the nine months and three months ended September 30, 1999 was 5.14% and 6.13%, respectively, compared to 10.15% and 7.35%, respectively for the nine months and three months ended September 30, 1998. Return on average assets for the nine months and three months ended September 30, 1999 was 0.66% and 0.72%, respectively, compared to 1.06% and 0.76%, respectively, for the nine months and three months ended September 30, 1998. The decreases in the Company's net income and return on average assets for the 1999 nine month period are attributable to pre-opening and early operating losses associated with the opening of Seneca National Bank in February 1999 and continued early operating losses associated with Bank of Anderson, N. A. which commenced business operations in September 1998. The decreases in earnings per basic and diluted share and return on average equity for the 1999 nine month period are also attributable to pre-opening and early operating losses associated with the opening of Seneca National Bank and early operating losses associated with Bank of Anderson, coupled with an increase in the Company's number of outstanding shares of common stock and total equity capital as a result of the two public stock offerings completed in 1998. Third quarter 1998's net income was substantially affected by pre-opening expenses associated with Bank of Anderson during that period, as well as the addition of several key management positions at the parent company level. No pre-opening expenses were incurred in the third quarter of 1999, thus the $118,000, or 49.2%, increase in net income over third quarter 1998's net income.

Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $579,000, or 42.0%, to $1,957,000 in the 1999 quarter compared to $1,378,000 in the 1998 quarter. For the nine months ended September 30, 1999, net interest income before provision for loan losses increased $1,573,000, or 41.3%, to $5,381,000 compared to $3,808,000 for the nine months ended September 30, 1998. The Company's net interest margin was 4.25% and 4.38%, respectively, for the quarter and nine months ended September 30, 1999, compared to 4.53% and 4.43%, respectively, for the quarter and nine months ended September 30, 1998. The increases in net interest income for the comparative year-to-date periods and comparative quarters resulted from an increase in earning assets, primarily loans generated by all three of the Company's banking subsidiaries.

Non-interest Income

     Non-interest income increased $170,000, or 55.0%, to $479,000 for the third quarter of 1999 compared to $309,000 for the 1998 third quarter. For the nine months ended September 30, 1999 non-interest income increased $378,000, or 44.4%, to $1,230,000 compared to $852,000 for the nine months ended September 30, 1998. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees generated from the Company's mortgage lending activities and an increase in service charge income on deposit accounts. No gain or loss was realized on the sale of available for sale securities during the comparative periods.

Non-interest Expense

     Total non-interest expense increased $460,000, or 39.0%, to $1,641,000 for the third quarter of 1999 compared to $1,181,000 for the third quarter of 1998. For the first nine months of 1999, total non-interest expense increased $1,695,000, or 56.0%, to $4,720,000 compared to $3,025,000 for the first nine months of 1998. Salaries and benefits, the largest component of non-interest expense, increased $260,000, or 39.7%, in the third quarter of 1999 compared to the 1998 quarter. For the nine months ended September 30, 1999, salaries and benefits increased $958,000, or 56.9%, to $2,642,000 compared to $1,684,000 for the nine months ended September 30, 1998. The large increase in salaries and benefits for the comparative periods is primarily attributable to the addition of several key employees at the parent company level in the second half of 1998, the staffing of Bank of Anderson, N. A. in the third quarter of 1998, the staffing of Seneca National Bank in the first quarter of 1999, additional staffing associated with the Company's mortgage lending activities and additional staff and normal salary increases at The Peoples National Bank. Occupancy expense increased $27,000, or 49.1%, to $82,000 in the 1999 quarter compared to $55,000 in the 1998 quarter. For the first nine months of 1999 occupancy expense totaled $222,000, a $60,000, or 37.0%, increase over the $162,000 recorded for the first nine months of 1998. The increase in occupancy expense for the two comparative periods is attributable to an increase in depreciation expense, maintenance expenses and utilities on the main office buildings for Bank of Anderson, N. A. and Seneca National Bank, and the
Company's new corporate headquarters building located adjacent to the main office of The Peoples National Bank which was occupied during the fourth quarter of 1998. Equipment expense increased $57,000, or 62.0%, to $149,000 in the 1999 quarter compared to $92,000 for the 1998 quarter. For the first nine months of 1999, equipment expense totaled $396,000, a $158,000, or 66.4% increase over the $238,000 recorded for the first nine months of 1998. The increase for both comparative periods is attributable to increases in depreciation and maintenance expense associated with the Company's Wide Area Network equipment installed in 1998, new equipment for Bank of Anderson, N. A., Seneca National Bank and the Company's new corporate office. Other operating expenses increased $116,000, or 30.6%, to $495,000 for the 1999 quarter when compared to the $379,000 recorded in the 1998 quarter. For the nine months ended September 30, 1999, other operating expenses increased $519,000, or 55.2%, to $1,460,000 compared to

$941,000 in other operating expenses recorded during the first nine months of 1998. The increase in other operating expenses is primarily attributable to increases in marketing and advertising expense, printing and supplies expense, telephone expense and other expenses associated with Bank of Anderson, N. A. and Seneca National Bank, and the Company's expenditures on year 2000 compliance.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three month period and nine month period ended September 30, 1999 was $250,000 and $541,000, respectively, compared to $152,000 and $154,000, respectively, for the three month and nine month period ended September 30, 1998. The increase in the Company's provision for loan losses in both comparative periods is attributable to provisions made by Bank of Anderson, N. A. and Seneca National Bank as they continued to establish their allowance for loan losses as well as an increase in the provision made by The Peoples National Bank as a result of strong loan growth experienced during the first nine months of 1999. For the three month and nine month period ended September 30, 1999, Bank of Anderson, N.A, made provisions of $68,000 and $175,000, respectively compared to $33,000 and $33,000, respectively for the three and nine month period ended September 30, 1998. For the three month and nine month period ended September 30, 1999, Seneca National Bank, which commenced banking operations in February of 1999, made provisions of $42,000 and $103,000, respectively. For the three month and nine month period ended September 30, 1999, The Peoples National Bank made provisions of $141,000 and $264,000, respectively, compared to provisions of $116,000 and $121,000, respectively, for the same comparable periods in 1998.

BALANCE SHEET REVIEW

Loans

     Gross outstanding loans represent the largest component of earning assets at 79.8% of total gross earning assets. As of September 30, 1999, the Company had total gross loans outstanding of $141,953,000. Gross loans increased $53,936,000, or 61.3%, from $88,017,000 in total gross outstanding loans at December 31, 1998. The increase in outstanding loans resulted from new loans generated by Bank of Anderson, N. A. and Seneca National Bank and strong internal loan growth experienced by The Peoples National Bank. At September 30, 1999, Bank of Anderson, N. A. had gross outstanding loans of $22,320,000; Seneca National Bank had gross outstanding loans of $8,793,000; and The Peoples National Bank had gross outstanding loans of $110,840,000.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine month period ended September 30, 1999 was 8.52% compared to 9.34%, for the first nine months of 1998. Approximately 29.3% of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The Company originates first mortgage residential real estate loans for sale to third parties, but does not service these loans. During the second quarter of 1999, the Company began self funding first mortgage residential real estate loans with standing commitments to sell to third parties within a short period of time from the closing of the loans. Prior to the second quarter of 1999, these types of loans were being "table funded" by third parties. The Company receives origination fees upon closing of the loans and receives a service release fee upon selling the loans to third parties. At September 30, 1999, the Company held $12,890,000 in closed originated mortgage loans for sale compared to none at December 31, 1998.

Allowance for Loan Losses

     The allowance for loan losses at September 30, 1999 was $1,578,000, or 1.11% of loans outstanding compared to $1,093,000, or 1.24% of loans outstanding at December 31, 1998. The allowance for loan losses is based upon the management of each subsidiary bank's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of that Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 1999, the Company had $501,000 in non-accruing loans, $177,000 in restructured loans, no loans more than ninety days past due and still accruing interest and $219,000 in other real estate owned. This compares to $617,000 in non-accruing loans, $8,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued and $101,000 in other real estate owned at December 31, 1998. Non-performing loans at September 30, 1999 consisted of $32,000 in commercial loans; $417,000 in mortgage loans; and $52,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.35% and 0.74% at September 30, 1999 and December 31, 1998, respectively.

     Net charge-offs for the nine month period ended September 30, 1999 were $56,000, compared to net charge-offs of $85,000 for the nine month period ended September 30, 1998 and to net charge-offs of $88,000 for the year ended December 31, 1998. The allowance for loan losses as a percentage of non-performing loans was 315%, 127% and 177%, respectively, as of September 30, 1999, September 30, 1998 and December 31, 1998.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by
Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At each of September 30, 1999, September 30, 1998 and December 31, 1998 the Company had no impaired loans. At 1.11% of total outstanding loans, management considers the allowance for loan losses to be adequate based upon evaluations of specific loans and weighing of various loan categories as suggested by the Banks' internal loan rating systems.

Securities

     Investment securities constituted 19.4% and 25.4% of earning assets as of September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, the book value of the Company's total securities portfolio totaled $36,577,000, up $405,000 from $36,172,000 invested as of December 31, 1998. The slight increase is due to increases in investment securities held by Bank of Anderson,
N. A. and Seneca National Bank.

     At September 30, 1999, the Company's total investments classified as available for sale had a book value of $32,356,000 and a market value of $31,723,000 for an unrealized loss of $633,000.

     The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to secure public deposits, to meet the Company's interest rate sensitivity goals and to generate income. The Company emphasizes safety in its selection of investment securities.
Accordingly, the investment portfolio is limited to securities of the United States government or its agencies, mortgage backed securities and investment-grade state and municipal securities. The Company does not invest in corporate bonds nor does it hold any trading securities.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Deposits grew $41,200,000, or 34.3%, to $161,300,000 at September 30, 1999 from $120,100,000 at December 31, 1998. The increase resulted principally from deposits generated by Bank of Anderson and Seneca National Bank. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first nine months of 1999, interest-bearing deposits averaged $120,387,000 compared to $91,019,000 for the first nine months of 1998. The average interest rate paid on interest-bearing deposits was 4.21% for the first nine months of 1999 compared to 4.50% for the first nine months of 1998. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At September 30, 1999 interest-bearing deposits comprised 85.7% of total deposits compared to 86.5% at September 30, 1998.

     The Company's core deposit base consists of consumer time deposits of less than $100,000, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 81.4% for the nine months ended September 30, 1999. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits. At September 30, 1999, certificates of deposit greater than $100,000 totaled $34,489,000 compared to $20,494,000 at December 31, 1998.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At September 30, 1999, The Peoples National Bank had $5,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 1999 The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $23,000,000. The Company's other two bank subsidiaries, Bank of Anderson, N. A. and Seneca National Bank have established lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each respective bank's total assets. At September 30, 1999, the Banks had unused federal funds lines of credit totaling $6,000,000 with correspondent banks.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends. These needs are presently being met by management fees assessed to each affiliated bank and dividends from The Peoples National Bank.

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

     During 1998 the Company successfully completed the sale of 925,000 shares of its common stock through two public stock offerings. From these two stock offerings the company raised $12,025,000 ($11,950,000 net of offering expenses) in additional capital. $4,500,000 of this additional capital was used to initially capitalize Bank of Anderson, National Association in September of 1998 and $3,500,000 was used to initially capitalize Seneca National Bank in February 1999. In January 1999, the Company injected $1,000,000 in additional capital in

The Peoples National Bank and $1,000,000 in additional capital in Bank of Anderson to provide for future growth of these two subsidiaries. The remaining funds from the two stock offerings are being held at the parent company level for future operating needs.

         The following table sets forth the capital ratios for the Company and the Banks as of September 30, 1999:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                         Well                     Adequately
                                                                                     Capitalized                  Capitalized
                                                            Actual                    Requirement                 Requirement
                                                      Amount       Ratio         Amount         Ratio          Amount       Ratio
                                                      ------       -----         ------         -----          ------       -----
Company:
Total Risk-based Capital ...............             $25,056       17.13%        $14,627        10.00%        $11,702        8.00%
Tier 1 Risk-based Capital ..............             $23,478       16.05%        $ 8,777         6.00%        $ 5,851        4.00%
Leverage Ratio .........................             $23,478       11.25%        $10,435         5.00%        $ 8,348        4.00%

Peoples National Bank:
Total Risk-based Capital ...............             $13,126       11.88%        $11,049        10.00%        $ 8,839        8.00%
Tier 1 Risk-based Capital ..............             $11,918       10.79%        $ 6,627         6.00%        $ 4,418        4.00%
Leverage Ratio .........................             $11,918        7.99%        $ 7,458         5.00%        $ 5,966        4.00%

Bank of Anderson, N. A:
Total Risk-based Capital ...............             $ 5,374       21.04%        $ 2,554        10.00%        $ 2,043        8.00%
Tier 1 Risk-based Capital ..............             $ 5,106       19.99%        $ 1,533         6.00%        $ 1,022        4.00%
Leverage Ratio .........................             $ 5,106       14.73%        $ 1,733         5.00%        $ 1,387        4.00%

Seneca National Bank:
Total Risk-based Capital ...............             $ 3,368       33.79%        $   997        10.00%        $   797        8.00%
Tier 1 Risk-based Capital ..............             $ 3,265       32.76%        $   598         6.00%        $   399        4.00%
Leverage Ratio .........................             $ 3,265       21.53%        $   758         5.00%        $   607        4.00%

EFFECTS OF REGULATORY ACTION

     The management of the Company and the Banks are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

YEAR 2000 READINESS DISCLOSURE

     The Company recognizes that there is a business risk in computerized systems as the new century approaches. Many computer-based information systems previously in use exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits and other problems at the change of the century. A number of computer systems used by the Company in its day-to-day operations could be affected by the "Year 2000 Problem." Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Company's Board of Directors. The Company is also working closely with all outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to implement internal "mock" testing. Testing of all systems commenced in 1998 and was completed by December 1998. Based on testing done to date, the Company believes that all of its systems are now Year 2000 compliant. Plans are also in place in the event critical systems fail on January 1, 2000. The Company now believes that most of the Y2K Problems which could affect it have been or will be remedied before year end. Accordingly, the anticipated, reasonable worst case scenario for the Company is not likely to be more than a moderate inconvenience which should not have a material affect on the Company. The estimated cost to the Company for these corrective actions is $111,250 which is included in the Company's 1998 and 1999 budgets. As of September 30, 1999, the Company's Year 2000 compliance expenditures totaled
$99,000. Incomplete or untimely compliance, however, could have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. Factors which could contribute to the Company's experiencing an adverse effect include the availability of skilled personnel and compliant software, the performance of vendors, the ability of entities with which the Company does business and the Company's customers to resolve their Year 2000 problems and the ability to identify non-compliant software and the applications or functions affected.

RECENTLY ISSUED ACCOUNTING CHANGES

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137 ("Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - and amendment of the FASB Statement No. 133) and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company has no derivative transactions at this time, this standard will have no effect on the Company.

     In October 1998, the FASB issued SFAS 143, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Companying Enterprise." The new statement establishes accounting and reporting standards for certain activities of mortgage Companying enterpries. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Company.

     In February 1999, the FASB issued SFAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections." The SFAS provides technical corrections for previously issued statements and rescinds SFAS 75, which provides guidance related to pension plans of state and local government units. SFAS 135 is effective for fiscal years ending after February 15, 1999. This statement will have no effect on the financial statements of the Company.

     In June 1999, the FASB issued SFAS 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others", which is effective for fiscal periods beginning after December 15, 1999. This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for-profit organization or a charitable trust and then requires these contributions to be used in specified manner. This statement will have no effect on the financial statements of the Company.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

                  From time to time the Company is involved in various claims and legal actions arising in the normal course of business. Management is not aware of any proceedings which could result in a material loss to the Company.

Item 2.       Changes in Securities and Use of Proceeds

                  During the period ended September 30, 1999, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                      Aggregate
                      Class of       # of Shares      Exercise          Date
   Date Issued       Purchasers         Issued          Price       Exercisable
   -----------       ----------         ------          -----       -----------
     01/08/99        Employees         75,985         $336,125        1-9-94
     03/24/99        Employee           1,400         $  6,622        6-12-98
     04/30/99        Director             500         $  7,500        4-21-99
     09/13/99        Employee           1,869         $  8,840        6-12-99
     09/30/99        Employee           2,000         $  9,460        6-12-99


Item 6.       Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999

SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEOPLES BANCORPORATION, INC.


Dated: November 5, 1999                 By:    /s/ Robert E. Dye
                                             -------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  November 5, 1999                By:   /s/ William B. West
                                            ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

                                  EXHIBIT INDEX


          Exhibit No. from
             Item 601 of
           Regulation S-B                   Description

                 27                        Financial Data Schedule