Form 10-K405
period 1999-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2000-03-13
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 25049

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[    ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission File No. 000-20616
                    ---------

                          Peoples Bancorporation, Inc.
             (Exact name of Registrant as specified in its charter)

          South Carolina                                   57-0951843
          --------------                                   ----------
   (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)

               1814 East Main Street, Easley, South Carolina 29640
          (Address of Principal Executive Offices, Including Zip Code)
       Registrant's Telephone Number, Including Area Code: (864) 859-2265

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (2,253,320 shares) on March 1, 2000 was approximately $42,813,000. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2000: 2,988,402 shares of $1.67 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

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

         The Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from six banking offices located in the Upstate Area of South Carolina.

         The principal offices of the Company are located at 1814 East Main Street, Easley, South Carolina 29640. The Company's telephone number is (864) 859-2265. The principal office of The Peoples National Bank is located at 1800 East Main Street, Easley, South Carolina 29640. The principal office of Bank of Anderson, National Association is located at 201 East Greenville Street, Anderson, South Carolina 29621, and the principal office of Seneca National Bank is located at 201 Bypass 123, Seneca, South Carolina 29678.

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts; NOW accounts; savings and other time deposits of various types; daily repurchase agreements; alternative investment products such as annuities, mutual funds, stocks and bonds; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; letters of credit; home equity lines of credit; an accounts receivable financing program; safe deposit boxes; bank money orders; wire transfer services; and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. There are no material seasonal factors that would have an adverse effect on the Company.

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

Territory Served and Competition

         The Peoples National Bank serves its customers from four locations; two offices in the city of Easley and one office in the city of Pickens, South Carolina which are located in Pickens County, and one office in the unincorporated community of Powdersville, South Carolina which is located in the northeast section of Anderson County, South Carolina. Easley, South Carolina is located approximately 10 miles west of Greenville, South Carolina. Pickens, South Carolina is located approximately 8 miles north of Easley, and Powdersville, South Carolina is located approximately 12 miles southeast of Easley.

         Bank of Anderson, National Association, serves its customers from one location in the City of Anderson, South Carolina. Anderson is located approximately 25 miles southwest of Greenville, South Carolina and approximately 25 miles south of Easley in Anderson County.

         Seneca National Bank serves its customers from one location in the City of Seneca, South Carolina. Seneca is located approximately 30 miles northwest of Easley, South Carolina in Oconee County, South Carolina.

         Each subsidiary bank of the Company is an independent bank, and, therefore, each bank is responsible for developing and maintaining its own customers and accounts. Located in Easley, South Carolina, The Peoples National Bank's customer base has been primarily derived from Pickens County, South

Carolina and the northwest section of Anderson County, South Carolina. Bank of Anderson's primary service area is Anderson County, South Carolina, more particularly, the City of Anderson. Seneca National Bank derives most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina.

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with savings institutions and credit unions. In Pickens County, there are twenty-two (22) competitor bank branches, six (6) savings institution branches, and three (3) credit union branches. In Anderson County there are twenty-six (26) competitor bank branches, five (5) savings institution branches and seven (7) credit union branches. In Oconee County, there are thirteen (13) competitor bank branches, six (6) savings institution branch and one (1) credit union branch. The Peoples National Bank has approximately 10.5% of the FDIC insured deposits in Pickens County. The Peoples National Bank and Bank of Anderson, combined, have approximately 5.7% of the FDIC insured deposits in Anderson County. Seneca National Bank has approximately 1.7% of the FDIC insured deposits in Oconee County.

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

         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 1999, 1998 and 1997. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                       AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                              (dollars in thousands)
                                                                                         For the years ended December 31,
                                                                                         --------------------------------
                                                                                1999                    1998                   1997
                                                                                ----                    ----                   ----
Assets ........................................................               $  6,617               $  4,870               $  3,271
Cash and Due from Banks

Taxable Securities ............................................                 34,308                 25,093                 18,023
Tax-Exempt Securities .........................................                  4,265                  4,358                  4,819
Federal Funds Sold ............................................                 14,414                 11,126                  4,513
Gross Loans ...................................................                119,623                 79,181                 73,955
Less:  Loan Loss Reserve ......................................                  1,378                  1,027                    856
                                                                              --------               --------               --------
Net Loans .....................................................                118,245                 78,154                 73,099
                                                                              --------               --------               --------

Other Assets ..................................................                  9,156                  6,055                  4,034
                                                                              --------               --------               --------
Total Assets ..................................................               $187,005               $129,656               $107,759
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 20,798               $ 13,884               $ 10,791
Interest-bearing Deposits:
    Interest Checking .........................................                 21,739                 14,214                 12,544
    Savings Deposits ..........................................                  4,879                  4,336                  4,034
    Money Market ..............................................                 24,823                 18,353                  9,770
    Certificates of Deposit ...................................                 65,406                 49,577                 44,734
    Individual Retirement Accounts ............................                  9,370                  6,944                  5,434
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                126,217                 93,424                 76,516
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 12,309                  4,638                  4,696
Long-term Borrowings ..........................................                  3,308                  2,002                  5,753
Other Liabilities .............................................                  1,093                  1,101                    908
                                                                              --------               --------               --------
    Total Liabilities .........................................                163,725                115,049                 98,664
                                                                              --------               --------               --------

Common Stock ..................................................                  4,737                  3,426                  2,695
Surplus .......................................................                 17,183                  9,076                  4,399
Undivided Profits .............................................                  1,360                  2,105                  2,001
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 23,280                 14,607                  9,095
                                                                              --------               --------               --------

Total Liabilities and Shareholders Equity .....................               $187,005               $129,656               $107,759
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest earnings of the Company for the years ended December 31, 1999, 1998 and 1997 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                                           Year Ended December 31, 1999
                                                                                              (dollars in thousands)
                                                                                 Average              Interest              Average
Assets                                                                           Amount               Earned/Paid         Yield/Rate
                                                                                 ------               -----------         ----------

Securities - Taxable ..............................................             $ 34,308               $  1,969               5.74%
             Tax-Exempt ...........................................                4,265                    214               7.64%*

Federal Funds Sold ................................................               14,414                    783               5.43%

Gross Loans .......................................................              119,623                 10,611               8.87%
                                                                                --------               --------

    Total Earning Assets ..........................................             $172,610               $ 13,577               7.93%*
                                                                                ========               ========

Liabilities
Interest Checking .................................................             $ 21,739               $    456               2.10%
Savings Deposits ..................................................                4,879                     87               1.78%
Money Market ......................................................               24,823                    986               3.98%
Certificates of Deposit ...........................................               65,406                  3,404               5.20%
Individual Retirement Accounts ....................................                9,370                    494               5.28%
                                                                                --------               --------
                                                                                 126,217                  5,427

Short-term Borrowings .............................................               12,309                    521               4.22%
Long-term Borrowings ..............................................                3,308                    174               5.26%
                                                                                --------               --------

    Total Interest-bearing Liabilities ............................             $141,834               $  6,122               4.32%
                                                                                ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities ...............................             $ 30,776
                                                                                ========
Net interest income ...............................................                                    $  7,455
                                                                                                       ========
Interest rate spread ..............................................                                                           3.61%*
Net yield on earning assets .......................................                                                           4.38%*

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

     For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                                                            Year Ended December 31, 1998
                                                                                              (dollars in thousands)
                                                                                 Average                Interest           Average
Assets                                                                            Amount              Earned/Paid         Yield/Rate
                                                                                  ------              -----------         ----------

Securities - Taxable ..............................................              $ 25,093              $  1,430               5.70%
             Tax-Exempt ...........................................                 4,358                   229               7.96%*

Federal Funds Sold ................................................                11,126                   678               6.09%

Gross Loans .......................................................                79,181                 7,506               9.48%
                                                                                 --------              --------

    Total Earning Assets ..........................................              $119,758              $  9,843               8.32%*
                                                                                 ========              ========

Liabilities
Interest Checking .................................................              $ 14,214              $    277               1.95%
Savings Deposits ..................................................                 4,336                    89               2.05%
Money Market ......................................................                18,353                   770               4.20%
Certificates of Deposit ...........................................                49,577                 2,701               5.45%
Individual Retirement Accounts ....................................                 6,944                   380               5.49%
                                                                                 --------               -------
                                                                                   93,424                 4,217               4.51%

Short-term Borrowings .............................................                 4,638                   186               4.01%
Long-term Borrowings ..............................................                 2,002                   113               5.64%
                                                                                 --------               -------

    Total Interest-bearing Liabilities ............................              $100,064              $  4,516               4.51%
                                                                                 ========               =======

Excess of interest-earning assets
  over interest-bearing liabilities ...............................              $ 19,694
                                                                                 ========
Net interest income ...............................................                                    $  5,327
                                                                                                       ========
Interest rate spread ..............................................                                                           3.81%*
Net yield on earning assets .......................................                                                           4.55%*

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

     For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.


                                                                                              Year Ended December 31, 1997
                                                                                                 (dollars in thousands)
                                                                                  Average               Interest            Average
Assets                                                                            Amount              Earned/Paid         Yield/Rate
                                                                                  ------              -----------         ----------

Securities - Taxable ..............................................              $ 18,023              $  1,122              6.23%
             Tax-Exempt ...........................................                 4,819                   245              7.70%*

Federal Funds Sold ................................................                 4,512                   245              5.43%

Net Loans .........................................................                73,955                 6,639              9.08%
                                                                                 --------               -------

    Total Earning Assets ..........................................              $101,309              $  8,251              8.27%
                                                                                 ========               =======

Liabilities
Interest Checking .................................................              $ 12,545              $    311              2.48%
Savings Deposits ..................................................                 4,034                    92              2.30%
Money Market ......................................................                 9,770                   393              4.02%
Certificates of Deposit ...........................................                44,733                 2,459              5.50%
Individual Retirement Accounts ....................................                 5,434                   307              5.66%
                                                                                 --------               -------
                                                                                   76,516                 3,562              4.66%

Short-term Borrowings .............................................                 4,696                   146              3.10%
Long-term Borrowings ..............................................                 5,754                   345              6.00%
                                                                                 --------               -------

    Total Interest-bearing Liabilities ............................              $ 86,966              $  4,053              4.66%
                                                                                 ========               =======

Excess of interest-earning assets
  over interest-bearing liabilities ...............................              $ 14,343
                                                                                 ========
Net interest income ...............................................                                    $  4,198
                                                                                                       ========
Interest rate spread ..............................................                                                          3.94%*
Net yield on earning assets .......................................                                                          4.27%*

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


                                                                                             Year Ended December 31,
                                                                                              1999 compared to 1998
                                                                                              (dollars in thousands)
                                                                                            Increase (Decrease) Due to
                                                                                Volume                  Rate                 Change
                                                                                ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $   529                $    10                $   539
     Tax-Exempt ...............................................                    (5)                   (10)                   (15)

Federal Funds Sold ............................................                   184                    (79)                   105

Net Loans .....................................................                 3,715                   (610)                 3,105
                                                                              -------                -------                -------

Total Interest Income .........................................                 4,423                   (689)                 3,734
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                   160                     19                    179
     Savings Deposits .........................................                    10                    (12)                    (2)
     Money Market .............................................                   259                    (43)                   216
     Certificates of Deposit ..................................                   828                   (126)                   702
     Individual Retirement Accounts ...........................                   129                    (14)                   115
                                                                              -------                -------                -------
                                                                                1,386                   (176)                 1,210
Short-term Borrowings .........................................                   325                     10                    335
Long-term Borrowings ..........................................                    69                     (8)                    61
                                                                              -------                -------                -------

Total Interest Expense ........................................                 1,780                   (174)                 1,606
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 2,643                $  (515)               $ 2,128
                                                                              =======                =======                =======


         As reflected in the table above, the increase in 1999 net interest income of $2,128,000 was primarily due to the changes in volume. On the interest income side, substantially all the $3,734,000 increase was related to the volume growth in the loan and investment portfolios. On the deposit side, substantially all the $1,606,000 increase in interest expense was due to the large volume of interest-bearing deposit accounts coupled with additional interest expense associated with both long-term and short term borrowings.

                                                                                              Year Ended December 31,
                                                                                               1998 compared to 1997
                                                                                               (dollars in thousands)
                                                                                             Increase (Decrease) Due to
                                                                               Volume                  Rate                 Change
                                                                               ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $   409                $  (102)               $   307
     Tax-Exempt ...............................................                   (24)                     8                    (16)

Federal Funds Sold ............................................                   407                     26                    433

Net Loans .....................................................                   617                    251                    868
                                                                              -------                -------                -------

Total Interest Income .........................................                 1,409                    183                  1,592
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    38                    (71)                   (33)
     Savings Deposits .........................................                     6                    (10)                    (4)
     Money Market .............................................                   361                     16                    377
     Certificates of Deposit ..................................                   264                    (22)                   242
     Individual Retirement Accounts ...........................                    83                    (10)                    73
                                                                              -------                -------                -------
                                                                                  752                    (97)                   655
Short-term Borrowings .........................................                    (2)                    42                     40
Long-term Borrowings ..........................................                  (210)                   (22)                  (232)
                                                                              -------                -------                -------

Total Interest Expense ........................................                   540                    (77)                   463
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $   869                $   260                $ 1,129
                                                                              =======                =======                =======

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

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 1999, approximately $10,792,000, or 42%, of commercial loans were unsecured compared to approximately $3,844,000 or 28% at December 31, 1998.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties and are classified as loans held for sale for reporting purposes. In 1999, the Company originated $75,720,000, and sold $69,058,000 in mortgage loans held for sale.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 1999, 1998, 1997, 1996 and 1995.

                                                                                     Loan Portfolio Composition
                                                                                       (dollars in thousands)
                                                                                            December 31,
Type of Loan                                                    1999          1998             1997            1996            1995
------------                                                    ----          ----             ----            ----            ----

Commercial and Industrial ..........................        $ 25,677        $ 13,812        $ 11,031        $  7,296        $  7,811
Real Estate ........................................         101,277          62,099          55,291          47,644          40,102
Consumer Loans .....................................          14,963          12,106          10,527          11,225           9,093
Mortgage loans held for sale .......................           6,662               0               0               0               0
                                                            --------        --------        --------        --------        --------
     Subtotal ......................................         148,579          88,017          76,849          66,165          57,006
   Less allowance for loan losses ..................           1,581           1,093             987             761             670
                                                            --------        --------        --------        --------        --------
Net Loans ..........................................        $146,998        $ 86,924        $ 75,862        $ 65,404        $ 56,336
                                                            ========        ========        ========        ========        ========

         The following is a presentation of an analysis of maturities of loans as of December 31, 1999:

                                                                            Loan Maturity and Interest Sensitivity
                                                                                     (dollars in thousands)

                                                                                 Due After 1
                                                               Due in 1           Year up to            Due after
Type of Loans                                                Year or less           5 years              5 years              Total
-------------                                                ------------           -------              -------              ----

Commercial and Industrial ..........................            $  9,659            $  9,733            $  6,285            $ 25,677
Real Estate ........................................              31,897              52,321              17,059             101,277
Consumer Loans .....................................               5,629               5,672               3,662              14,963
Mortgage Loans Held for Sale .......................               6,662                   0                   0               6,662
                                                                --------            --------            --------            --------
    Total ..........................................            $ 53,847            $ 67,726            $ 27,006            $148,579

         All loans are recorded according to original terms, and demand loans, overdrafts, mortgage loans held for sale and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 1999, the amount of loans due after one year with predetermined interest rates totaled approximately $76,279,000 while the amount of loans due after one year with floating interest rates totaled approximately $18,453,000.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                       December 31,
Non-performing Assets                                      1999            1998            1997              1996             1995
---------------------                                      ----            ----            ----              ----             ----
                                                                                    (dollar in thousands)
Non-performing loans:
  Non-accrual loans ...........................          $  628           $  617           $  757           $  398           $  158
  Past due 90 days or more ....................               0                0              142              123              347
  Other restructured loans ....................             150                8               10                0                0
                                                         ------           ------           ------           ------           ------
Total non-performing loans ....................          $  778           $  625           $  909           $  411           $  505
Real estate acquired in
  settlement of loans .........................             219              101              125              197              197
                                                         ------           ------           ------           ------           ------
Total non-performing assets ...................          $  997           $  726           $1,034           $  608           $  702
                                                         ======           ======           ======           ======           ======
Non-performing assets as a
  percentage of loans and
  other real estate ...........................            0.67%            0.82%            1.34%            0.92%            1.23%
Allowance for loan losses as
  a percentage of non-
  performing loans ............................             252%             177%             130%             146%             133%

         Accrual of interest is discontinued on a loan when management of the Company determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $60,000 for the year ended December 31, 1999. The amount of interest on those loans that was included in net income for 1999 amounts to $30,000.

         As of December 31, 1999, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provision of SFAS No.114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 1999 and 1998, the recorded investment in loans for which impairment was recognized was $0 and $0, respectively.

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

         The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolios of its bank subsidiaries. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. The Company and its bank subsidiaries are also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes the services of an outside consultant to perform quality reviews of its loan portfolio. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including the Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios.

         On December 31, 1999, the allowance for loan losses was $1,581,000, or 1.06% of gross outstanding loans compared to $1,093,000, or 1.24% of gross outstanding loans at December 31, 1998. During fiscal 1999, the Company experienced net charge-offs of $83,000, or 0.07% of average loans, compared to net charge-offs of $88,000, or 0.11% of average loans in fiscal 1998. Consumer loan net charge-offs were $35,000 in 1999 compared to net charge-offs of $5,000 in 1998. Commercial loan net recoveries were $2,000 in 1999 compared to net charge-offs of $27,000 in 1998. Mortgage loan net charge-offs were $50,000 in 1999 compared to net charge-offs of $56,000 in 1998.

         The Company made provisions for loan losses of $571,000 in fiscal 1999 compared to $194,000 for fiscal 1998.

         In fiscal 1999 and 1998, The Peoples National Bank made provisions for loan losses of $204,000 and $101,000, respectively. In fiscal 1999 and 1998, The Peoples National Bank recorded net charge-offs of $83,000 and $88,000, respectively. In fiscal 1999, Bank of Anderson made provisions for loan losses of $219,000 compared to $93,000 in 1998 as it continued to establish its allowance for loan losses. Seneca National Bank, which commenced operations in February of 1999, made provisions for loan losses of $148,000 in 1999 as it began to establish its allowance for loan losses. Bank of Anderson and Seneca National Bank did not record any charge-offs in 1999 or 1998.

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

         The following tables set forth the allocation of the allowance for loan losses based on the percentage of total loans in each category at December 31, 1999, 1998, 1997, 1996 and 1995. Management does not segregate the allowance by category and the entire allowance is available to absorb losses from all categories.

                                                                            Composition of Allowance for Loan Losses
                                                                                    (dollars in thousands)
                                                           1999             1998             1997             1996             1995
                                                           ----             ----             ----             ----            ----

Commercial and industrial .....................           $  286           $  172           $  142           $   84           $   92
Real Estate ...................................            1,128              771              710              548              471
Consumer ......................................              167              150              135              129              107
                                                          ------           ------           ------           ------           ------
     Total ....................................           $1,581           $1,093           $  987           $  761           $  670
                                                          ======           ======           ======           ======           ======

                                                                                Percentage of Loans in Category
                                                           1999             1998             1997             1996            1995
                                                           ----             ----             ----             ----            ----

Commercial and industrial .....................           18.09%           15.69%           14.35%           11.04%           13.70%
Real Estate ...................................           71.36%           70.55%           71.95%           71.97%           70.35%
Consumer ......................................           10.55%           13.75%           13.70%           16.99%           15.95%
                                                          -----            -----            -----            -----            -----
     Total ....................................          100.00%          100.00%          100.00%          100.00%          100.00%
                                                         ======           ======           ======           ======           ======

         The following table summarizes loan balances of the Company at the end of each period and averages for each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to expense.

                                                                                       Summary of Loan Loss Experience
                                                                                           (dollars in thousands)
                                                                                          Years Ended December 31,
                                                                       1999          1998          1997          1996          1995
                                                                       ----          ----          ----          ----          ----

Balance at beginning of year  ................................        $1,093        $  987        $  761        $  670        $  619
Charge-offs:
     Commercial and industrial ...............................            15            30            32            43             2
     Real estate .............................................            50            56             8             2            29
     Consumer ................................................            80            53            86           148            60
                                                                      ------        ------        ------        ------        ------
                                                                         145           139           126           193            91
Recoveries:
     Commercial and industrial ...............................            17             3            11            10            14
     Real estate .............................................             0             0             5             1             2
     Consumer ................................................            45            48            15            13            18
                                                                      ------        ------        ------        ------        ------
                                                                          62            51            28            24            34
                                                                      ------        ------        ------        ------        ------
Net Charge-offs ..............................................            83            88            98           169            57

Provision for loan losses ....................................           571           194           324           260           108
                                                                      ------        ------        ------        ------        ------
Balance at end of year .......................................        $1,581        $1,093        $  987        $  761        $  670
                                                                      ======        ======        ======        ======        ======

Asset Quality Ratios:
--------------------
                                                                                       Years Ended December 31,
                                                                  1999           1998             1997           1996          1995
                                                                  ----           ----             ----           ----          ----

Net charge-offs to average loans ...................              0.07%          0.11%           0.13%           0.28%         0.11%
   outstanding during the year
Net charge-offs to total loans .....................              0.06%          0.10%           0.13%           0.26%         0.10%
   outstanding at end of year
Allowance for loan losses to .......................              1.32%          1.38%           1.33%           1.26%         1.23%
   average loans
Allowance for loan losses to .......................              1.06%          1.24%           1.29%           1.15%         1.17%
    total loans
Net charge-offs to allowance for ...................              5.25%          8.07%           9.93%          22.33%         8.16%
    loan losses
Net charge-offs to provision for ...................             14.54%         45.40%          30.21%          65.00%        53.36%
    loan losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 1999. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 1999, 1998 and 1997.

                                                                                    Securities Composition
                                                                                    (dollars in thousands)
                                                                1999                         1998                        1997
                                                                ----                         ----                        ----
                                                      Amortized       Market      Amortized       Market      Amortized       Market
                                                         Cost          Value         Cost         Value          Cost          Value
                                                         ----          -----         ----         -----          ----          -----
AVAILABLE FOR SALE
Obligations of U.S. Treasury and
  other U.S. Government agencies ...............       $30,957       $30,184       $31,087       $31,014       $18,606       $18,560
State and Political Subdivisions ...............             0             0           125           126         1,048         1,055
Other Securities ...............................         1,025         1,025           831           831           696           705
                                                       -------       -------       -------       -------       -------       -------
Total Available for Sale .......................       $31,982       $31,209       $32,043       $31,971       $20,350       $20,320
                                                       -------       -------       -------       -------       -------       -------
HELD FOR INVESTMENT
State and Political Subdivisions ...............       $ 4,445       $ 4,438       $ 4,129       $ 4,265       $ 3,852       $ 3,954
                                                       -------       -------       -------       -------       -------       -------
Total Held for Investment ......................       $ 4,445       $ 4,438       $ 4,129       $ 4,265       $ 3,852       $ 3,954
                                                       -------       -------       -------       -------       -------       -------
         Total .................................       $36,427       $35,647       $36,172       $36,236       $24,202       $24,274
                                                       =======       =======       =======       =======       =======       =======


         The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholder's equity net of deferred income taxes in comprehensive income. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability to hold the securities to maturity. The Company has no trading securities.

         At  December  31,  1999,  the  Company's  total  investment   portfolio
classified as available for sale had a book value of $31,982,000 and a market value of $31,209,000 for an unrealized net loss of $773,000.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 1999:

                                                                                                        Securities Maturity Schedule
                                                                                                          (dollars in thousands)
                                                                                                        Amortized        Weighted
                                                                                                          Cost         Average Yield
                                                                                                          ----         -------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year ........................................................................              $ 1,399             5.89%
         1-5 Years .......................................................................               23,503             6.01%
         5-10 Years ......................................................................                3,197             6.21%
         Greater than 10 Years ...........................................................                2,858             5.89%
Other Securities
         No stated maturity ..............................................................                1,025             7.16%
                                                                                                        -------
                                                                                                        $31,982             5.99%
                                                                                                        =======
HELD FOR INVESTMENT
State and political subdivisions:
         0-1 Year ........................................................................              $   684             8.67%*
         1-5 Years .......................................................................                2,050             7.69%*
         5-10 Years ......................................................................                1,611             6.78%*
         Greater than 10 Years ...........................................................                  100             6.74%*
                                                                                                        -------
                  Total ..................................................................              $ 4,445             7.50%*
                                                                                                        =======


*Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.


DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 1999 were $147,015,000, compared to $107,308,000 the prior year, an increase of $39,707,000, or 37%. The increase in average deposits in 1999 is largely attributable to new deposits generated by Bank of Anderson and Seneca National Bank.

         Average noninterest-bearing deposits increased approximately $6,914,000, or 50%, in 1999, average interest-bearing checking accounts increased $7,525,000,or 53%, average money market accounts increased $6,470,000,or 35%, average certificates of deposit increased $15,829,000, or 32%, and individual retirement accounts increased $2,426,000, or 35%. The significant growth in all deposit categories is attributable to new deposits generated by Bank of Anderson and Seneca National Bank in 1999, coupled with continued internal deposit growth at The Peoples National Bank. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 1999, 1998 and 1997, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                                      Average Amount                       Average Rate Paid
----------------                                                      --------------                       -----------------
                                                                (dollars in thousands)
                                                           1999          1998           1997           1999        1998        1997
                                                           ----          ----           ----           ----        ----        ----
Noninterest-bearing Deposits ...................        $20,798        $13,884        $10,791
Interest-bearing Deposits
    Interest Checking ..........................         21,739         14,214         12,544          2.10%       1.95%       2.48%
    Savings Deposits ...........................          4,879          4,336          4,034          1.78%       2.05%       2.30%
    Money Market ...............................         24,823         18,353          9,770          3.98%       4.20%       4.02%
    Certificates of Deposit ....................         65,406         49,577         44,734          5.20%       5.45%       5.50%
    Individual Retirement Accounts .............          9,370          6,944          5,434          5.28%       5.49%       5.66%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 80% in 1999 compared to approximately 83% in 1998. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. The Company does not accept brokered deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 1999:

                                                         Time Certificates
                                                            of Deposit
                                                            ----------
                                                      (dollars in thousands)

            3 months or less ..................        $            19,061
            4-6 months ........................                     12,954
            7-12 months .......................                      4,226
            Over 12 months ....................                      1,767
                                                       -------------------
                     Total ....................        $            38,008
                                                       ===================

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                        1999                1998              1997
                                                                                        ----                ----              ----
Return on average assets ............................................                   0.74%               0.96%              1.21%
Return on average equity ............................................                   5.91%               8.71%             14.34%
Average equity to average assets ratio ..............................                  12.45%              11.27%              8.44%
Dividend payout ratio ...............................................                  28.95%              24.09%             16.06%

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 1999, 1998 and 1997. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                              1999                  1998                    1997
                                                                              ----                  ----                    ----

Balance at year end ...........................................           $15,434,000            $ 5,980,000            $ 4,434,000
Rate at year end ..............................................                  4.93%                  2.90%                  3.10%
Maximum amount outstanding at any month end ...................           $16,595,000            $ 5,980,000            $ 4,955,000
Average amount outstanding during the year ....................           $12,803,000            $ 4,575,000            $ 4,687,000
Average rate paid during the year .............................                  4.07%                  3.30%                  3.10%

MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rate and equity prices. The Company's primary risk is interest rate risk.

         The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 1999, approximately 45% of the Company's interest-earning assets repriced or matured within one year compared to approximately 96% of interest-bearing liabilities.

         The following table shows the Company's rate sensitive position at December 31, 1999, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $72 million more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 1999, was 56%, indicating a "liability sensitive" position.

         The following table sets forth the Company's interest sensitivity position as of December 31, 1999.

                          Interest Sensitivity Analysis
                             (dollars in thousands)


                                                            Within 3          4-12                            Over 5
                                                             Months          months          1-5 years         Years          Total
                                                             ------          ------          ---------         -----          -----
INTEREST-EARNING ASSETS:
  Federal Funds Sold ................................       $  9,200         $      0         $      0       $      0       $  9,200
  Investment Securities .............................            388            1,790           26,143          8,106         36,427
  Interest Bearing Deposits in Other Banks ..........          5,047                0                0              0          5,047
  Loans .............................................         63,631           10,461           59,801         14,686        148,579
                                                            --------         --------         --------       --------       --------

Total Interest-Earning Assets .......................       $ 78,266         $ 12,251         $ 85,944       $ 22,792       $199,253
                                                            --------         --------         --------       --------       --------

INTEREST-BEARING LIABILITIES:
    Interest Checking ...............................              0           24,295                0              0         24,295
    Savings Deposits ................................              0            4,822                0              0          4,822
    Money Market ....................................         26,808                0                0              0         26,808
    Time Deposits ...................................         34,103           52,141            6,519            135         92,898
    Other Borrowings ................................         20,434                0                0              0         20,434
                                                            --------         --------         --------       --------       --------

Total Interest-Bearing Liabilities ..................       $ 81,345         $ 81,258         $  6,519       $    135       $169,257
                                                            --------         --------         --------       --------       --------

Interest sensitive gap ..............................       $ (3,079)        $(69,007)        $ 79,425       $ 22,657
Cumulative interest sensitive gap ...................       $ (3,079)        $(72,086)        $  7,339       $ 29,996
RSA/RSL .............................................             96%              15%
Cumulative RSA/RSL ..................................             96%              56%

RSA - rate sensitive assets; RSL - rate sensitive liabilities

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Company's banking subsidiaries also use an asset/liability simulation model that estimates balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long term funds on a secured basis. At December 31, 1999, The Peoples National Bank had $5,000,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 1999, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $18,000,000. The Company's other two bank subsidiaries, Bank of Anderson, N. A. and Seneca National Bank have established lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each respective bank's total assets. At December 31, 1999, the Banks', in aggregate, had unused federal funds lines of credit totaling $10,800,000 with correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

         The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities or sales of loans and investment securities and generation of deposits. Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 11.05% at December 31, 1999 compared to 14.87% at December 31, 1998. The leverage capital ratio for The Peoples National Bank was 7.87% at December 31, 1999 compared to 7.60% at December 31, 1998. Bank of Anderson's leverage capital ratio was 12.61% at December 31, 1999 compared to 25.05% at December 31, 1998. Seneca National Bank's leverage capital ratio was 20.19% at December 31, 1999. The decreases in the Company's and Bank of Anderson's leverage capital ratios resulted from growth experienced during 1999.

         The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 16.23% and its Tier 1 capital to risk weighted assets ratio was 15.22% at December 31, 1999, compared to 23.97% and 22.86%, respectively, at December 31, 1998. The Peoples National Bank's risk-based capital ratio was 11.73% and its Tier 1 capital to risk weighted assets ratio was 10.75% at December 31, 1999, compared to 13.16% and 11.96%, respectively, at December 31, 1998. Bank of Anderson's risk-based capital ratio was 19.21% and its Tier 1 capital to risk weighted assets ratio was 18.10% at December 31, 1999 compared to 43.40% and 42.48%, respectively at December 31, 1998. Seneca National Bank's risk-based capital ratio was 26.62% and its Tier 1 capital to risk weighted assets ratio was 25.46% at December 31, 1999. The decreases in the Company's, The Peoples National Bank's and Bank of Anderson's risk-based capital ratios and their Tier 1 capital to risk weighted assets ratios in 1999 resulted from growth experienced during 1999. (See "Item 7, Notes to Consolidated Financial Statements).

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

         In 1999, The Peoples National Bank paid dividends of $398,079 to the Company compared to $299,598 in 1998. Bank of Anderson paid no dividends in 1999 or 1998. Seneca National Bank paid no dividends in 1999.

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

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank, which cannot provide that service for itself from an economic, regulatory or practical standpoint. The Banks purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, over-line and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Banks sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Managements of the Banks have established correspondent relationships with Wachovia Bank, N. A., Charlotte, North Carolina, The Bankers Bank, Atlanta, Georgia and First Tennessee Bank, N. A., Memphis, Tennessee. As compensation for services provided by a correspondent, the Banks maintain certain balances with such correspondents in non-interest bearing accounts.

DATA PROCESSING

         The Company has a data processing department, which performs a full range of data processing services for the Banks. Such services include an automated general ledger, deposit accounting, loan accounting and data processing.

YEAR 2000

         During 1998, the Company established a Year 2000 Project Team whose responsibilities were to identify all computer systems utilized by the Company and to ensure that those systems would not be affected by the problem that was commonly called the "Year 2000 Problem". As a result of the team's efforts, the Company did not experience any problems from the "Year 2000 Problem". The Company's expenses in preparing for the Year 2000 Problem in 1999 were not material.

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

         As discussed below under the caption "Recent Legislation", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither the Company nor the Banks has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

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

         Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentages and other restrictions. The legislation also provides that in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multi-state bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish, and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended effective July 1, 1996, to permit such interstate branching, but not de novo branching by an out-of-state bank.

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

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

         As discussed below under "Recent Legislation", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

         The Company also is subject to limited regulation by the South Carolina State Board of Financial Institutions (the "State Board"). Consequently, the Company must give notice to, or receive the approval of, the State Board pursuant to applicable law and regulations prior to engaging in the acquisition of banking or non-banking institutions or assets. The Company also may be required to file with the State Board periodic reports with respect to its financial condition and operation, management and inter-company relations between the Company and its subsidiaries.

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

         The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limits if they qualify under one of several exceptions. Such exceptions include, among others, certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of banker's acceptances, loans secured by documents of title, loans secured by U. S. obligations and loans to or guaranteed by the federal government.

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

         A joint rule promulgated by the Federal Reserve Board, the FDIC and the Comptroller provides that the banking agencies must include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have issued statements that describe the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates.

         Another joint rule promulgated by the financial institution regulators further provides that the risk-based capital guidelines must take account of concentration of credit risk and the risk of non-traditional activities. The rule explicitly identifies concentration of credit risk and the risk arising from other sources, as well as an institution's overall capital adequacy.

         The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company are expected to continue to result from dividends paid to the Company by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

         Each national banking association is required by the federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year to date plus, (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net income (including the portion transferred to surplus) exceeds losses.

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

         The Banks are required to pay semiannual assessments to the FDIC. Since January 1997, the assessments imposed on all FDIC deposits for deposit insurance has an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

EMPLOYEES

         The Company and the Banks presently employ eighty-seven (87) full-time and twelve (12) part-time persons. Management believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's corporate office is located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by the Company. This building houses the Company's centralized operational support functions, including data processing, central operations, accounting and financial reporting, human resources, audit and compliance and purchasing.

         The main office of The Peoples National Bank is located at 1800 East Main Street in Easley, South Carolina. The property consists of a two-story brick building of approximately 10,412 square feet, which is constructed on 1.75 acres of land owned by The Peoples National Bank. Improvements include a three-lane drive through teller installation, vault, night deposit and safe deposit facilities and a drive through automated teller machine.

         The Peoples National Bank owns and operates three branch facilities: one in Powdersville, South Carolina located approximately seven miles east of the Bank's main office containing approximately 2,096 square feet in a one-story brick building situated on 0.812 acres of land; a second branch office in Pickens, South Carolina located approximately ten miles west of the Bank's main office containing approximately 6,688 square feet in a two-story building on
0.925 acres of land; and a third office in Easley located approximately 4 miles west of the Bank's main office containing approximately 3,523 square feet in a one and one-half story building situated on l.077 acres of land.. All branch facilities have improvements including drive through teller installations, drive-through automated teller machines, a vault, a night depository and safe deposit facilities.

         Bank of Anderson, National Association operates out of one location in Anderson, South Carolina. The two-story building contains approximately 6,992 square feet and is situated on 1.935 acres of land owned by Bank of Anderson in Anderson, South Carolina.

         Seneca National Bank operates out of a two-story brick building containing approximately 6,688 square feet situated on 1.097 acres of land in Seneca, South Carolina which is owned by Seneca National Bank.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the period covered by this report and to date, there has been no established trading market for the Company's stock.

         The following table summarizes the range of high and low prices for the Company's Common Stock of which management has knowledge for each quarterly period over the last two years (prices have been adjusted to reflect the 5% stock dividend issued January 14, 2000):

                         Sales Price of the Company's Common Stock
           Quarter Ended                                Low            High

           March 31, 1998                             $   11.76     $   11.76
           June 30, 1998                              $   11.76     $   11.76
           September 30, 1998                         $   11.76     $   11.76
           December 31, 1998                          $   11.76     $   14.25
           March 31, 1999                             $   14.25     $   14.25
           June 30, 1999                              $   16.15     $   16.15
           September 30, 1999                         $   17.10     $   17.10
           December 31, 1999                          $   18.05     $   18.05

         As of March 1, 1999, the number of holders of record of the Company's common stock was 1,110.

         During 1999 the Company paid four quarterly cash dividends. Cash dividends of $0.035 per common share were declared by the Company's Board of Directors on each of March 8, 1999, June 14, 1999, September 13, 1999 and

December 13, 1999. In addition, on each of July 13, 1992, July 12, 1993, November 14, 1994, November 13, 1995, October 15, 1996, October 14, 1997,
November 9, 1998 and December 13, 1999 the Company declared 5% stock dividends to shareholders. It is the policy of the Board of Directors of the Company to reinvest earnings for such a period of time as is necessary to ensure the success of the operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company (see
Item 1, "PAYMENT of DIVIDENDS").

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  FIVE-YEAR FINANCIAL SUMMARY
                                                                       (All mounts, except per share data, in thousands)
                                                           1999            1998             1997             1996             1995
                                                           ----            ----             ----             ----             ----
INCOME STATEMENT DATA
  Net interest income .........................        $  7,455         $  5,327         $  4,583         $  4,022         $  3,560
  Provision for loan losses ...................             571              194              325              260              108
  Other operating income ......................           1,768            1,224              757              591              512
  Other operating expenses ....................           6,534            4,475            3,072            2,751            2,700
  Net income ..................................           1,375            1,261            1,304            1,065              854

PER SHARE DATA *
  Net income per common share -
     Basic ....................................        $   0.46         $   0.54         $   0.70         $   0.58         $   0.49
  Cash dividends declared .....................        $   0.14         $   0.14         $   0.12         $   0.12         $   0.10

BALANCE SHEET DATA
  Total Assets ................................        $213,913         $151,671         $113,417         $ 99,723         $ 84,162
  Total Deposits ..............................         168,776          120,100           96,190           80,194           71,173
  Total Loans (Net) ...........................         146,998           86,924           75,862           65,404           56,336
  Investment Securities .......................          35,654           36,100           24,173           19,087           18,776
  Total Earning Assets ........................         196,899          141,004          105,592           94,989           78,901
  Shareholders' Equity ........................          23,346           22,471            9,510            8,378            7,531

OTHER DATA
  Return on average assets ....................            0.74%            0.96%            1.21%            1.21%            1.05%
  Return on average equity ....................            5.91%            8.71%           14.34%           13.30%           12.64%


* Per share data has been restated to reflect 5% stock dividends in 1995, 1996, 1997, 1998 and 1999 and the two-for-one stock split in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets  increased  $62,242,000,  or 41.0%,  from  $151,671,000 at
December 31, 1998 to $213,913,000 at December 31, 1999.

         The Company experienced significant loan growth during 1999 as total outstanding loans, the largest single category of assets, increased $60,562,000, or 68.8%, to $148,579,000 at December 31, 1999 as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at December 31, 1999 for The Peoples National Bank amounted to $110,270,000, a $30,081,000, or 37.5%, increase over the $80,189,000 reported at
December 31, 1998. Total loans outstanding at December 31, 1999 for Bank of Anderson amounted to $25,986,000, a $18,158,000, or 232.0% increase over the $7,828,000 reported at December 31, 1998. Total loans outstanding at December 31, 1999 for Seneca National Bank, which commenced operations in February 1999, amounted to $12,323,000.

         Premises and equipment increased $2,043,000, or 41.5%, during the period ending December 31, 1999. This increase is largely attributable to building and equipment costs associated with the main office of Seneca National Bank which was occupied in February 1999, the main office of Bank of Anderson which was occupied in April of 1999, and building and equipment costs associated with a new branch facility for The Peoples National Bank which officially opened for business in November 1999.

         The Company's securities portfolios, collectively, at amortized cost, remained relatively stable for 1999 when compared to 1998. Cash and due from bank's balances increased $3,094,000, or 90.7%, to $6,507,000 at December 31, 1999. The increase was largely the result of a build up in cash in anticipation of additional currency needs by the Banks' customers as a result of Y2K concerns and additional uncollected funds in correspondent bank accounts at year-end resulting from a larger deposit base. $5,047,000 in interest-bearing deposits in other banks is primarily due to a $5,000,000 Certificate of Deposit purchased from the Federal Home Loan Bank of Atlanta. The amount of Federal funds sold at December 31, 1999 was $9,200,000, a decrease of $8,780,000, or 95.4%, from the amount sold at December 31,1998. The decrease in Federal funds sold was largely attributable to the increase in loans experienced by the Banks in 1999 coupled with the increase in cash on hand held by the Banks in anticipation of possible Y2K currency needs.

         Accrued interest receivable, comprised largely of accrued interest on the Company's loans, increased $622,000, or 67.5%, to $1,544,000 at December 31, 1999. The significant increase resulted from the increase in outstanding loans experienced by the Company in 1999.

         Other assets, comprised largely of cash surrender value on life insurance policies on key executives, prepaid expenses, other real estate owned and deferred income taxes, increased $588,000, or 41.8%, to $1,994,000 at December 31, 1999. This increase is largely attributable to an increase of

$118,000 in other real estate owned to $219,000 at December 31, 1999, an increase in the cash surrender value of life insurance policies of approximately $56,000, an increase in the amount of prepaid expenses of approximately $115,000 and an increase in the amount of deferred income taxes associated with recording the Company's available for sale securities at market value in accordance with FASB #115.

         Total liabilities increased $61,367,000, or 47.5%, to $190,567,000 at December 31, 1999 largely as a result of a $48,676,000, or 40.5%, increase in total deposits at the Company's bank subsidiaries. Of the $48,676,000 increase in total deposits, $19,344,000, or 39.7%, is attributable to new deposits generated by Bank of Anderson, N. A. and $13,951,000, or 28.7%, is attributable to new deposits generated by Seneca National Bank. The remaining increase resulted from continued growth in deposits at The Peoples National Bank. The majority of the deposit growth during 1999 was in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts.

         Other interest-bearing liabilities, comprised of securities sold under repurchase agreements and Federal Home Loan Bank borrowings, increased $9,454,000 and $3,000,000, respectively during 1999 from December 31, 1998 levels. The $9,454,000 or 158.1% increase in securities sold under repurchase agreements is largely attributable to monies temporarily placed with the Company by two local municipalities from bond issues during 1999. The $3,000,000 increase in Federal Home Loan Bank borrowings resulted from the Company's decision to borrow additional funds to take advantage of an interest rate arbitrage.

         Shareholders'  equity  increased  $875,000,  or 3.9%, from December 31,
1998 to December 31, 1999 as a result of net earnings for the period of $1,375,000 and the exercise of stock options under the Company's Stock Option Plans in the amount of $368,000. These additions to shareholders equity were partially offset by the declaration and payment of cash dividends in 1999 and an increase in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $462,000 during the period.


EARNINGS PERFORMANCE

1999 Compared to 1998

Overview

         The consolidated Company's operations for the twelve-months ended December 31, 1999 resulted in net income of $1,375,000, or $0.46 per basic share ($0.44 per diluted share), compared to $1,261,000, or $0.54 per basic share ($0.51 per diluted share) for the twelve-months ended December 31, 1998. The increase in the Company's net income of $114,000, or 9.0%, for 1999 resulted largely from a significant increase in total interest income, largely from loans, coupled with a significant increase in non-interest income during 1999. The decreases in basic and diluted earnings per share in 1999 are attributable to an increase in the number of outstanding shares of common stock as a result of the two public stock offerings completed in the third quarter of 1998. 1999's results were significantly affected by early operating losses of both Bank of Anderson, N. A., which commenced operations in September 1998, and Seneca
National Bank, which commenced operations in February 1999. For the twelve-months ended December 31, 1999, Bank of Anderson recorded net losses of $158,000 and Seneca National Bank recorded net losses of $204,000. The Peoples National Bank recorded net profits of $1,718,000 in 1999, an increase of $50,000, or 3.0%, over 1998 net profits.

Interest Income, Interest Expense and Net Interest Income

         Net interest income, before provision for loan losses, the major component of the Company's income, is the amount by which interest and fees on interest-earning assets exceeds the interest paid on interest-bearing deposits and other interest-bearing funds. The Company's net interest income increased $2,128,000, or 40.0%, to $7,455,000 for the year-ended December 31, 1999 compared to $5,327,000 for the year-ended December 31, 1998. The increase is largely attributable to an increase in interest income on loans of $3,105,000 or 41.4%, resulting from an increase in the volume of outstanding loans during 1999 coupled with an increase in interest income on taxable investment securities of $539,000 or 37.7%, resulting from an increase in the volume of average outstanding securities in 1999.

         The Company's total interest income increased $3,734,000, or 38.0%, to $13,577,000 in 1999 compared to $9,843,000 for 1998. As previously disclosed, the increase is largely attributable to an increase in loan interest income of $3,105,000 coupled with an increase in interest income on taxable investment securities resulting from an increase in the average outstanding volume of these categories of interest-earning assets in 1999 when compared to 1998.

         Total interest expense increased $1,606,000, or 35.6% to $6,122,000 in 1999 compared to $4,516,000 for 1998. This increase is attributable to an increase of $1,210,000, or 28.7 %, on interest-bearing deposit accounts, an increase of $335,000, or 180.1%, on securities sold under repurchase agreements, and an increase of $61,000, or 54.0%, on borrowings from the Federal Home Loan Bank. The increases in the amount of interest paid on these categories of interest-bearing liability accounts in 1999 is largely attributable to an increase in the volume of outstanding balances in these types of accounts in 1999 when compared to 1998.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $571,000 in 1999 compared to $194,000 for 1998, a $377,000, or 194.3% increase. This increase is attributable to the significant increase in the volume of outstanding loans during 1999 when compared to 1998. The Peoples National Bank made provisions for loan losses of $204,000 in 1999 compared to $101,000 in 1998. Bank of Anderson made provisions for loan losses of $219,000 in 1999 compared to $93,000 in 1998 as it continued to establish its allowance for loan losses. Seneca National Bank, which commenced operations in February 1999, made provisions for loan losses of $148,000 in 1999 as it began to establish its allowance for loan losses. During fiscal 1999, the Company experienced net charge-offs of $83,000, or 0.07% of average outstanding loans, compared to net charge-offs of $88,000, or 0.11% of average outstanding loans in fiscal 1998. All net charge-offs for 1999 and 1998 are attributable to loans charged off at The Peoples National Bank. At December 31, 1999, the allowance for loan losses as a percentage of outstanding loans was 1.06% compared to 1.24% at December 31, 1998.

         At December 31, 1999 the Company had $628,000 in non-accrual loans, one $150,000 restructured loan, no loans past due 90 days or more and still accruing interest and $219,000 in other real estate owned, compared to $617,000, $8,000, $0 and $101,000, respectively at December 31, 1998. Non-performing assets as a percentage of loans and other real estate owned were 0.42% and 0.74% at December 31, 1999 and 1998, respectively.

         In the cases of non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write-downs to the loan, even though such loan may still be performing. Management of the Company does not believe it has any non-accrual loan, which, individually, could materially impact the reserve for loan losses or long term future operating results of the Company.

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time acquisition is completed. Management believes that other real estate owned at December 31, 1999 will not require significant write-downs in future accounting periods and therefore, will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, increased $544,000, or 44.4% in 1999. This increase is largely attributable to an increase of $297,000 in origination and service release fees on mortgage loans generated by the Company in 1999 coupled with an increase of $167,000 in service charge income on deposit accounts resulting from a larger deposit base. During 1999, the Company recorded gains on the sale of other real estate of $9,000 compared to none in 1998. The Company did not record any gains or losses on the sale of securities in either of 1999 or 1998.

Other Expenses

         Total non-interest or other expenses increased $2,059,000, or 46.0%, to $6,534,000 in 1999 compared to $4,475,000 in 1998. The significant increase in overall non-interest expense is indicative of a significantly larger scale of operations for the Company. Salaries and benefits, the largest component of non-interest expense, increased $1,247,000, or 49.3% to $3,779,000 in 1999 compared to $2,532,000 in 1998. The large increase in salaries and benefits for the comparative periods is primarily attributable to the addition of several key employees at the parent company level in the second half of 1998, the staffing of Bank of Anderson in the third quarter of 1998, the staffing of Seneca National Bank in the first quarter of 1999, additional staffing associated with the Company's mortgage lending activities during 1999 and additional staffing and normal salary increases at The Peoples National Bank.

         Occupancy  expense  increased  $93,000,  or 45.4%,  to $298,000 in 1999 compared to $205,000 in 1998. The increase in occupancy expense for the two comparative periods is attributable to an increase in depreciation, maintenance expenses and utilities associated with the new facilities for Bank of Anderson, Seneca National Bank, the Company's new corporate headquarters occupied during the fourth quarter of 1998 and the new branch facility of The Peoples National Bank occupied during the fourth quarter of 1999. Equipment expense increased $201,000, or 56.0%, to $560,000 in 1999 compared to $359,000 in 1998. The increase for the comparative periods is attributable to increases in depreciation and maintenance expense associated with the Company's Wide Area Network installed in 1998, and new equipment for Bank of Anderson, Seneca National Bank, the Company's new corporate headquarters and the new branch facility for The Peoples National Bank.

         Miscellaneous other operating expense increased $518,000, or 37.6%, to $1,897,000 in 1999 compared to $1,374,000 in 1998. The increase in miscellaneous other operating expenses is primarily attributable to increases in marketing and advertising expenses for all three of the Company's banking subsidiaries, additional printing and supplies expense, telephone expense and other expenses associated with Bank of Anderson, Seneca National Bank and the new branch facility of The Peoples National Bank.

1998 Compared to 1997

Overview

         The Company reported net income of $1,261,000 in 1998 a $43,000, or 3.4%, decrease from $1,304,000 reported for fiscal 1997. Basic and diluted net income per common share was $0.54 and $0.51, respectively for 1998 compared to $0.70 and $0.66, respectively, for 1997. The decrease in net income and the corresponding decrease in earnings per common share were attributable to pre-opening and early operating losses associated with Bank of Anderson, N. A. which commenced operations in September 1998, pre-opening expenses associated with the formation of Seneca National Bank, which commenced operations in February 1999, and the addition of several key management positions at the parent-company level. The disproportionate decrease in earnings per common share is due to issuance of a large number of shares of new common stock in the third quarter of 1998.

Interest Income, Interest Expense and Net Interest Income

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

Provision and Allowance for Loan Losses

         The allowance for loan losses for the consolidated company at December 31, 1998 was $1,093,000, or 1.24% of outstanding loans, compared to $987,000, or 1.28% of outstanding loans, at December 31, 1997. The allowance for loan losses for The Peoples National Bank was $1,000,000, or 1.25% of outstanding loans, at December 31, 1998, compared to $987,000, or 1.28% of outstanding loans, at December 31, 1997. At December 31, 1998, the allowance for loan losses for Bank of Anderson, N. A. was $93,000, or 1.19% of outstanding loans.

         The provision for loan losses for the consolidated company charged to operations during 1998 was $194,000 compared to $325,000 in 1997. During 1998, The Peoples National Bank made provision for loan losses of $102,000 compared to $324,000 in 1997. During 1998, Bank of Anderson, N. A. began establishing its allowance for loan losses and made provisions for loan losses of $93,000. In 1998, The Peoples National Bank recorded net charge-offs of $88,000, or 0.10% of total loans outstanding compared to net charge-offs of $98,000, or 0.13% of total outstanding loans in 1997. Bank of Anderson, N. A. had no losses in its loan portfolio in 1998.

Other Income

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

Other Expenses

         Total non-interest expense increased $1,403,000, or 45.7%, to $4,475,000 in 1998 compared to $3,072,000 in 1997. Salaries and benefits, the largest component of total non-interest expense, increased $783,000, or 44.8%, in 1998 compared to 1997. This large increase is primarily attributable to the addition of several key employees at the parent company level, the staffing of Bank of Anderson, N. A., partial staffing for Seneca National Bank and normal salary increases at Peoples National Bank and the parent company level. The Company also experienced large percentage increases in most other categories of non-interest expense items in 1998 resulting from the Company's continuing growth, the opening of Bank of Anderson, N. A. in September and organizational expenses associated with Seneca National Bank. Most notable were a $86,000, or 31.5%, increase in furniture and equipment expenses, a $46,000, or 39.7%, increase in marketing and advertising expense, a $44,000, or 65.7%, increase in bank paid loan costs, a $28,000, or 45.3%, increase in legal and professional fees, a $46,000, or 109.1%, increase in telephone expense, a $55,000, or 118.1%, increase in printing and supplies expense and $43,000 in Y2K computer related expenses.

ITEM 7A  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to page 20 through page 22 "Market Risk - Interest Rate Sensitivity" included in Business under Item 1 of this Annual Report on Form 10-K.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Consolidated Balance Sheets as of December 31, 1999 and 1998.

- Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

- Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

- Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

-    Notes to Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                        ELLIOTT, DAVIS & COMPANY, L.L.P.
                          Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina

              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                        Elliott, Davis & Company, LLP



January 27, 2000

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                  December 31,
                                                                                                               1999          1998
                                                                                                               ----          ----
          ASSETS
CASH AND DUE FROM BANKS ............................................................................      $   6,507       $   3,413
INTEREST - BEARING DEPOSITS IN OTHER BANKS .........................................................          5,047               -
FEDERAL FUNDS SOLD .................................................................................          9,200          17,980
SECURITIES
   Available for sale ..............................................................................         31,209          31,971
   Held for investment (fair value $4,438 and $4,265) ..............................................          4,445           4,129
LOANS - less allowance for loan losses of $1,581 and $1,093 ........................................        140,336          86,924
LOANS HELD FOR SALE ................................................................................          6,662               -
PREMISES AND EQUIPMENT, net of accumulated depreciation ............................................          6,969           4,926
ACCRUED INTEREST RECEIVABLE ........................................................................          1,544             922
OTHER ASSETS .......................................................................................          1,994           1,406
                                                                                                          ---------       ---------
                                                                                                          $ 213,913       $ 151,671
                                                                                                          =========       =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
   Noninterest-bearing .............................................................................      $  19,953       $  14,991
   Interest-bearing ................................................................................        148,823         105,109
                                                                                                          ---------       ---------
     Total deposits ................................................................................        168,776         120,100
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ........................................................         15,434           5,980
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ............................................................          5,000           2,000
ACCRUED INTEREST PAYABLE ...........................................................................          1,154             867
OTHER LIABILITIES ..................................................................................            203             253
                                                                                                          ---------       ---------
     Total liabilities .............................................................................        190,567         129,200
                                                                                                          ---------       ---------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12
SHAREHOLDERS' EQUITY
   Common stock - 10,000,000 shares authorized; $1.67 par value
     per share; 2,987,627 shares and 2,764,016 shares outstanding ..................................          4,989           4,616
   Additional paid-in capital ......................................................................         18,867          17,092
   Retained earnings ...............................................................................              -             811
   Accumulated other comprehensive income ..........................................................           (510)            (48)
                                                                                                          ---------       ---------
                                                                                                             23,346          22,471
                                                                                                          ---------       ---------
                                                                                                          $ 213,913       $ 151,671
                                                                                                          =========       =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except share information)

                                                                                                 For the years ended December 31,
                                                                                                ---------------------------------
                                                                                             1999            1998              1997
                                                                                             ----            ----              ----
INTEREST INCOME
   Interest and fees on loans ...................................................          $10,611          $ 7,506          $ 7,024
   Interest on securities
     Taxable ....................................................................            1,969            1,430            1,122
     Tax-exempt .................................................................              214              229              245
   Interest on federal funds sold ...............................................              783              678              245
                                                                                           -------          -------          -------
        Total interest income ...................................................           13,577            9,843            8,636
                                                                                           -------          -------          -------
INTEREST EXPENSE
   Interest on deposits .........................................................            5,427            4,217            3,562
   Interest on federal funds purchased and securities sold
     under repurchase agreements ................................................              521              186              146
   Interest on notes payable Federal Home Loan Bank .............................              174              113              345
                                                                                           -------          -------          -------
        Total interest expense ..................................................            6,122            4,516            4,053
                                                                                           -------          -------          -------
        Net interest income .....................................................            7,455            5,327            4,583
PROVISION FOR LOAN LOSSES .......................................................              571              194              325
                                                                                           -------          -------          -------
        Net interest income after provision for loan losses .....................            6,884            5,133            4,258
                                                                                           -------          -------          -------
NON-INTEREST INCOME
   Service fees and other income ................................................            1,768            1,224              754
   Gain on sale of securities available for sale ................................                -                -                3
                                                                                           -------          -------          -------
                                                                                             1,768            1,224              757
                                                                                           -------          -------          -------
NON-INTEREST EXPENSES
   Salaries and benefits ........................................................            3,779            2,532            1,749
   Occupancy ....................................................................              298              205              186
   Equipment ....................................................................              560              359              273
   Marketing and advertising ....................................................              270              164              118
   Communications ...............................................................              177               89               42
   Other operating expenses .....................................................            1,450            1,126              704
                                                                                           -------          -------          -------
                                                                                             6,534            4,475            3,072
                                                                                           -------          -------          -------
        Income before income taxes ..............................................            2,118            1,882            1,943
PROVISION FOR INCOME TAXES ......................................................              743              621              639
                                                                                           -------          -------          -------
        Net income ..............................................................          $ 1,375          $ 1,261          $ 1,304
                                                                                           =======          =======          =======

BASIC NET INCOME PER COMMON SHARE ...............................................          $   .46          $   .54          $   .70
                                                                                           =======          =======          =======

DILUTED NET INCOME PER COMMON SHARE .............................................          $   .44          $   .51          $   .66
                                                                                           =======          =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                 (Amounts in thousands except share information)

                                                                                                                Accumu-
                                                                                                                 lated
                                                                                                                 other       Total
                                                                      Common stock      Additional               compre-    share-
                                                                      ------------       paid-in     Retained    hensive    holders'
                                                                    Shares     Amount    capital     earnings    income     equity
                                                                    ------     ------    -------     --------    ------     ------

BALANCE, DECEMBER 31, 1996 ....................................    800,071  $   2,664  $   4,233  $   1,506   $     (25)  $   8,378
                                                                                                                          ---------
   Net income .................................................          -          -          -      1,304           -       1,304
   Other comprehensive income, net of tax:
     Unrealized holding gains on securities
       available for sale .....................................          -          -          -          -           9           9
     Less reclassification adjustments
       for gains included in net income .......................          -          -          -          -          (3)         (3)
                                                                                                                          ---------
   Comprehensive income .......................................          -          -          -          -           -       1,310
   Stock dividend (5%) ........................................     39,954        133        906     (1,039)          -           -
   Cash in lieu of fractional shares on stock dividend ........          -          -          -         (6)          -          (6)
   Cash dividends ($.25 per share) ............................          -          -          -       (203)          -        (203)
   Proceeds from  stock options exercised .....................      3,600         12         19          -           -          31
   Two-for-one stock split ....................................    843,625          9          -         (9)          -           -
                                                                 ---------  ---------  ---------  ---------   ---------   ---------

BALANCE, DECEMBER 31, 1997 ....................................  1,687,250      2,818      5,158      1,553         (19)      9,510
                                                                                                                          ---------

   Net income .................................................          -          -          -      1,261           -       1,261

   Other comprehensive income, net of tax:
     Unrealized holding losses on securities
       available for sale .....................................          -          -          -          -         (29)        (29)
     Less reclassification adjustments for
       gains included in net income ...........................          -          -          -          -           -           -
                                                                                                                          ---------
   Comprehensive income .......................................          -          -          -          -           -       1,232
   Stock dividend (5%) ........................................    130,733        218      1,481     (1,699)          -           -
   Cash in lieu of fractional shares
        on stock dividend .....................................          -          -          -         (4)          -          (4)
   Cash dividends ($.14 per share) ............................          -          -          -       (300)          -        (300)
   Proceeds from stock options exercised ......................     21,033         35         49          -           -          84
   Proceeds from sale of stock net of
        issuance costs ........................................    925,000      1,545     10,404          -           -      11,949
                                                                 ---------  ---------  ---------  ---------   ---------   ---------
BALANCE, DECEMBER 31, 1998 ....................................  2,764,016      4,616     17,092        811         (48)     22,471
                                                                                                                          ---------
   Net income .................................................          -          -          -      1,375           -       1,375
   Other comprehensive income, net of tax:
     Unrealized holding losses on securities
       available for sale .....................................          -          -          -          -        (462)       (462)
     Less reclassification adjustments
       for gains included in net income .......................          -          -          -          -           -           -
                                                                                                                          ---------
   Comprehensive income .......................................          -          -          -          -           -         913
   Stock dividend (5%) ........................................    141,857        237      1,543     (1,780)          -           -
   Cash in lieu of fractional shares on
       stock dividend .........................................          -          -          -         (8)          -          (8)
   Cash dividends ($.14 per share) ............................          -          -          -       (398)          -        (398)
   Proceeds from stock options exercised ......................     81,754        136        232          -           -         368
                                                                 ---------  ---------  ---------  ---------   ---------   ---------
BALANCE, DECEMBER 31, 1999 ....................................  2,987,627  $   4,989  $  18,867  $       -   $    (510)  $  23,346
                                                                 =========  =========  =========  =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Amounts in thousands except share information)

                                                                                                 For the years ended December 31,
                                                                                                 --------------------------------
                                                                                               1999                1998         1997
                                                                                               ----                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................................................      $  1,375       $  1,260       $  1,304
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Gain on sale of premises and equipment ...........................................           (13)           (10)           (26)
     Provision for loan losses ........................................................           571            194            325
     Provision for deferred income taxes ..............................................           (79)          (159)           (80)
     Depreciation .....................................................................           464            247            208
     Net amortization of premiums and accretion of discounts on securities ............           195             76             51
     Origination of mortgage loans held for sale ......................................       (75,720)             -              -
     Sale of mortgage loans held for sale .............................................        69,058              -              -
     Increase in accrued interest receivable ..........................................          (622)           (43)          (149)
     (Increase) decrease in other assets ..............................................          (724)            43           (951)
     Increase in accrued interest payable .............................................           287              6            185
     Increase (decrease) in other liabilities .........................................           (58)          (138)           238
                                                                                             --------       --------       --------
          Net cash provided by (used for) operating activities ........................        (5,266)         1,476          1,105
                                                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ........................................          (327)          (708)          (550)
   Purchases of securities available for sale .........................................       (10,383)       (37,416)       (18,551)
   Proceeds from the maturity of securities available for sale ........................         7,405         16,252          5,607
   Proceeds from the sale and call of securities available for sale ...................         3,060          9,900          8,368
   Net increase in loans ..............................................................       (53,899)       (11,256)       (10,782)
   Proceeds from the sale of premises and equipment ...................................            43             82             39
   Purchase of premises and equipment .................................................        (2,373)        (2,570)        (1,040)
                                                                                             --------       --------       --------
          Net cash used for investing activities ......................................       (56,474)       (25,716)       (16,909)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ...........................................................        48,684         23,910         15,994
   Net decrease in federal funds purchased ............................................             -              -         (1,000)
   Net increase in securities sold under repurchase agreements ........................         9,454          1,546            507
   Net increase (decrease) in notes payable to Federal Home Loan Bank .................         3,000            (31)        (3,367)
   Proceeds from the sale of stock and exercise of stock options ......................           369         12,032             31
   Cash dividends paid ................................................................          (398)          (299)          (203)
   Cash in lieu of fractional shares on stock dividends ...............................            (8)            (4)            (6)
                                                                                             --------       --------       --------
          Net cash provided by financing activities ...................................        61,101         37,154         11,956
                                                                                             --------       --------       --------
          Net increase (decrease) in cash and cash equivalents ........................          (639)        12,914         (3,848)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................        21,393          8,479         12,327
                                                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR ................................................      $ 20,754       $ 21,393       $  8,479
                                                                                             ========       ========       ========
CASH PAID FOR
   Interest ...........................................................................      $  5,835       $  4,510       $  3,868
                                                                                             ========       ========       ========
   Income taxes .......................................................................      $    836       $    648       $    720
                                                                                             ========       ========       ========

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

     Under SFAS No. 114, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

   Statements of cash flows
     In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and Due From Banks", "Interest-bearing deposits in other banks" and "Federal Funds Sold".

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

 Reclassifications
     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.
                                                                     (Continued)

   Risk and Uncertainties
     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale.

     The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

   Recently issued accounting standards
     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for the fiscal years beginning after December 15, 1997. The Company's subsidiaries have similar characteristics that allow them to be aggregated into one operating segment. Accordingly, the adoption of SFAS No. 131 had no effect on its financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. This statement's effective date was delayed by SFAS No. 137 and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company does not use derivative instruments or transactions at this time, management does not expect that this standard will have a significant effect on financial statements of the Company.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances at December 31, 1999 and 1998 were approximately $512,300 and $701,000, respectively.

NOTE 3 - SECURITIES

          Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                 1999
                                                                                                 ----
                                                                      Amortized             Unrealized holding                Fair
                                                                         cost             Gain              Loss              value
                                                                         ----             ----              ----              -----
SECURITIES AVAILABLE FOR SALE:
U. S. TREASURY SECURITIES
  Maturing after one but within five years .................           $   249           $     -           $     2           $   247
                                                                       -------           -------           -------           -------
OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year .................................             1,399                 -                 9             1,390
  Maturing after one but within five years .................            23,254                 -               582            22,672
  Maturing after five but within ten years .................             3,197                 -               115             3,082
  Maturing after ten years .................................             2,858                 -                65             2,793
                                                                       -------           -------           -------           -------
                                                                        30,708                 -               771            29,937
                                                                       -------           -------           -------           -------
OTHER - RESTRICTED
  Federal Reserve Bank Stock ...............................               397                 -                 -               397
  Federal Home Loan Bank Stock .............................               573                 -                 -               573
  Bankers Bank Stock .......................................                55                 -                 -                55
                                                                       -------           -------           -------           -------
                                                                         1,025                 -                 -             1,025
                                                                       -------           -------           -------           -------
      Total securities available for sale ..................           $31,982           $     -           $   773           $31,209
                                                                       =======           =======           =======           =======

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year .................................           $   684           $     2      $          -           $   686
  Maturing after one but within five years .................             2,050                16                 -             2,066
  Maturing after five but within ten years .................             1,611                 -                15             1,596
  Maturing after ten years .................................               100                 -                10                90
                                                                       -------           -------           -------           -------
      Total securities held for investment .................           $ 4,445           $    18           $    25           $ 4,438
                                                                       =======           =======           =======           =======

                                                                                                 1998
                                                                                                 ----
                                                                      Amortized             Unrealized holding                Fair
                                                                         cost             Gain              Loss              value
                                                                         ----             ----              ----              -----
SECURITIES AVAILABLE FOR SALE:
U. S. TREASURY SECURITIES
  Maturing within one year .................................           $   100           $     1      $          -           $   101
                                                                       -------           -------           -------           -------
OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year .................................             2,705                 -                14             2,691
  Maturing after one but within five years .................            14,477                19                 -            14,496
  Maturing after five but within ten years .................             5,465                 -                18             5,447
  Maturing after ten years .................................             8,340                 -                61             8,279
                                                                       -------           -------           -------           -------
                                                                        30,987                19                93            30,913
                                                                       -------           -------           -------           -------

                                                                                                  1998
                                                                                                  ----
                                                                       Amortized            Unrealized holding               Fair
                                                                         cost             Gain              Loss             value
                                                                         ----             ----              ----             -----
OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year .................................           $   125           $     1           $     -           $   126
                                                                       -------           -------           -------           -------

OTHER - RESTRICTED
  Federal Reserve Bank Stock ...............................               243                 -                 -               243
  Federal Home Loan Bank Stock .............................               533                 -                 -               533
  Bankers Bank Stock .......................................                55                 -                 -                55
                                                                       -------           -------           -------           -------
                                                                           831                 -                 -               831
                                                                       -------           -------           -------           -------
      Total securities available for sale ..................           $32,043           $    21           $    93           $31,971
                                                                       =======           =======           =======           =======

SECURITIES HELD FOR INVESTMENT:
OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing after one but within five years .................           $ 2,410           $    70      $          -           $ 2,480
  Maturing after five but within ten years .................             1,719                66                 -             1,785
                                                                       -------           -------           -------           -------
      Total securities held for investment .................           $ 4,129           $   136      $          -           $ 4,265
                                                                       =======           =======           =======           =======

            Securities with carrying amounts of $25,578,000 and $12,684,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                                                                December 31,
                                                                                                           1999               1998
                                                                                                           ----               ----

Commercial and industrial - not secured by real estate .......................................           $ 25,677           $ 13,812
Commercial and industrial - secured by real estate ...........................................             32,248             19,501
Residential real estate - mortgage ...........................................................             43,015             39,533
Residential real estate - construction .......................................................             26,013              3,065
Loans to individuals for household, family and other personal expenditures ...................             14,964             12,106
                                                                                                         --------           --------
                                                                                                          141,917             88,017
Less allowance for loan losses ...............................................................              1,581              1,093
                                                                                                         --------           --------
                                                                                                         $140,336           $ 86,924
                                                                                                         ========           ========

Changes in the allowance for loan losses were as follows:

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                 1999                   1998                 1997
                                                                                 ----                   ----                 ----
BALANCE, BEGINNING OF YEAR .......................................              $ 1,093               $   987               $   760
  Provision for loan losses ......................................                  571                   194                   325
  Loans charged off, net of recoveries ...........................                  (83)                  (88)                  (98)
                                                                                -------               -------               -------
BALANCE, END OF YEAR .............................................              $ 1,581               $ 1,093               $   987
                                                                                =======               =======               =======

                                                                     (Continued)

            At December 31, 1999 and 1998 nonaccrual loans amounted to $628,000 and $649,561, respectively. Foregone interest income was approximately $59,600, $59,500 and $65,200 on nonaccrual loans for 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, there were no impaired loans.


NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                                            Estimated                       December 31,
                                                                                               -------------------------------------
                                                                            useful lives               1999                   1998
                                                                          ---------------          -----------            ----------

  Land ............................................................                -           $        1,498         $        1,370
  Building and improvements .......................................        15 - 40 years                4,323                  1,426
  Furniture, fixtures and equipment ...............................         3 - 10 years                3,223                  2,251
                                                                                               --------------         --------------
                                                                                                        9,044                  5,047
  Less accumulated depreciation ...................................                                     2,094                  1,678
                                                                                               --------------         --------------
                                                                                                        6,950                  3,369
  Construction in process .........................................                                        19                  1,557
                                                                                               --------------         --------------
                                                                                               $        6,969         $        4,926
                                                                                               ==============         ==============

            Depreciation  expense  of  approximately   $464,000,   $247,000  and
$208,000 for 1999, 1998 and 1997, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

            At December 31, 1998, construction in process included costs incurred to date for building construction and equipment purchases for the Company's new operations center and for the main offices of Seneca National Bank and Bank of Anderson, N.A. These facilities were placed in service in 1999 upon completion.

NOTE 6 - DEPOSITS

            The amounts and scheduled maturities of deposits are as follows (tabular amounts in thousands):

                                                                                                                  December 31,
                                                                                                             1999             1998
                                                                                                             ----             ----
   Time certificates maturing
    Within one year ..............................................................................         $101,372         $ 53,093
    After one but within two years ...............................................................            5,466            4,369
    After two but within three years .............................................................              755            1,420
    After three but within four years ............................................................              197              480
    After four years .............................................................................              237              311
                                                                                                           --------         --------
                                                                                                            108,027           59,673
  Transaction and savings accounts ...............................................................           60,749           60,427
                                                                                                           --------         --------
                                                                                                           $168,776         $120,100
                                                                                                           ========         ========

            Certificates of deposit in excess of $100,000 totaled approximately $38,008,000 and $25,161,000, at December 31, 1999 and 1998, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately $1,396,000 in 1999, $986,000 in 1998 and $880,000 in 1997.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                                  December 31,
                                                                                                             1999              1998
                                                                                                             ----              ----
U. S. Government securities with an amortized cost of $14,807,000
  ($14,409,000 fair value) and $4,729,215 ($4,720,518 fair value) at
  December 31, 1999 and 1998, respectively, collateralize the agreements .......................           $15,434           $ 5,980
                                                                                                           =======           =======

            The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 4.07 percent and 3.30 percent at December 31, 1999 and 1998, respectively. Securities sold under agreements to repurchase averaged $12,803,000 and $4,575,000 during 1999 and 1998, respectively. The maximum amounts outstanding at any month-end were $16,595,000 and $5,980,000 during 1999 and 1998, respectively.

NOTE 8 - NOTES PAYABLE TO FEDERAL HOME LOAN BANK (FHLB)
            The Peoples National Bank had various notes payable aggregating $5,000,000 and $2,000,000 at December 31, 1999 and 1998, respectively, to the FHLB. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB. Interest rates on these borrowings ranged from 4.95 percent at December 31, 1999 and 5.10 percent and 5.75 percent at December 31, 1998. The notes are collateralized by mortgage loans aggregating approximately $20,265,000 and $12,962,000 at December 31, 1999 and 1998, respectively. The note payable at December 31, 1999 was called in the first quarter of 2000.

NOTE 9 - UNUSED LINES OF CREDIT
            The Banks have unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $10,800,000 at December 31, 1999. These lines of credit are available on a one to seven day basis for general corporate purposes.

            The Peoples National Bank has the ability to borrow an additional $18,000,000 from the FHLB as of December 31, 1999. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 10 - INCOME TAXES

             Provision for income taxes consists of the following:

                                                                                         For the years ended December 31,
                                                                                         --------------------------------
                                                                                  1999                   1998                  1997
                                                                                  ----                   ----                  ----
Current tax provision
  Federal ........................................................                $ 759                 $ 711                 $ 657
  State ..........................................................                   63                    69                    62
                                                                                  -----                 -----                 -----
      Total current taxes ........................................                  822                   780                   719
Deferred tax benefit .............................................                  (79)                 (159)                  (80)
                                                                                  -----                 -----                 -----
      Provision for income taxes .................................                $ 743                 $ 621                 $ 639
                                                                                  =====                 =====                 =====

                                                                   (Continued)

             Income taxes are different from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                       1999                1998                1997
                                                                                       ----                ----                ----
Tax expense at statutory rate ..........................................              $ 720               $ 640               $ 661
Increase (decrease) in taxes resulting from:
  State income taxes net of federal benefit ............................                 63                  45                  41
  Tax-exempt interest ..................................................                (65)                (63)                (77)
  Other ................................................................                 25                  (1)                 14
                                                                                      -----               -----               -----
    Provision for income taxes .........................................              $ 743               $ 621               $ 639
                                                                                      =====               =====               =====

         Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows:

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                            1999               1998
                                                                                                            ----               ----
 Allowance for loan losses .................................................................              $ 538               $ 372
 Deferral of loan origination fees and costs ...............................................                (33)                (47)
 Tax depreciation in excess of book depreciation ...........................................               (130)                (97)
 Adjustments from the accrual to the cash basis of accounting ..............................                  -                 (11)
 Unrealized holding losses on securities available for sale ................................                263                  25
 Tax deferral of business start-up costs ...................................................                 43                  55
 Other .....................................................................................                (45)                 22
                                                                                                          -----               -----
                                                                                                            636                 319
 Valuation allowance .......................................................................               (135)               (135)
                                                                                                          -----               -----
                                                                                                          $ 501               $ 184
                                                                                                          =====               =====

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

  Financial instruments whose contract amounts                                                             December 31,
    represent credit risk (amounts in thousands)                                                           ------------
                                                                                                  1999                     1998
                                                                                                  ----                     ----
     Commitments to extend credit ...........................................                     $39,052                 $24,255
     Standby letters of credit ..............................................                       5,054                   1,920

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

NOTE 13 - RELATED PARTY TRANSACTIONS

             At December 31, 1999 and 1998, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $4,365,000 and $2,943,000, respectively. During 1999, $2,915,000 of new loans were made to this group and repayments of $1,493,000 were received.


NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

            SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,985,000 in 1999, 2,329,000 in 1998 and 1,859,000 in 1997. The
weighted average number of common shares outstanding for diluted net income per common share was 3,095,000 in 1999, 2,447,000 in 1998 and 1,973,000 in 1997.

            The Company declared or issued five percent common stock dividends in 1999, 1998 and 1997. The Company also issued a two-for-one stock split in 1997. Net income per common share in prior years has been restated to reflect these transactions.


NOTE 15 - RESTRICTION OF DIVIDENDS

            The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 1999 the Banks' retained earnings were approximately $1,788,000.

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

                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                                  1999              1998                  1997
                                                                                  ----              ----                  ----
Net income (in thousands)
    As reported ...............................................              $   1,375           $   1,261           $   1,304
    Pro forma .................................................                  1,337               1,229               1,278
Basic net income per common share
    As reported ...............................................              $     .46           $     .54           $     .70
     Pro forma ................................................                    .45                 .52                 .68

Diluted net income per common share
    As reported ...............................................              $     .44           $     .51           $     .66
    Pro forma .................................................                    .43                 .50                 .65

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997: dividend yields from $.25 to $.15 per share, expected volatility from 5 to 15 percent, risk-free interest rates from 6.50 to 4.75 percent and expected life of 10 years.

          A summary of the status of the plans as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends and the 1997 stock split):

                                                    1999                          1998                          1997
                                                    ----                          ----                          ----
                                                             Weighted                      Weighted                      Weighted
                                                             average                        average                       average
                                             Shares      exercise price      Shares      exercise price    Shares     exercise price
                                             ------      --------------      ------      --------------    ------     --------------
 Outstanding at beginning
    of year ......................          285,387         $    4.09       276,559         $    5.33       198,073         $   4.35
Granted ..........................            4,725             14.25        33,075             11.76        86,821             7.73
Exercised ........................          (85,842)             4.28       (22,524)             3.88        (8,335)            3.55
Forfeited or expired .............             (347)             4.49        (1,723)             4.49             -                -
                                           --------                         -------                         -------
Outstanding at end
 of year .........................          203,923         $    7.33       285,387         $    4.09       276,559         $   5.33
                                            =======                         =======                         =======



                                                                     (Continued)

                                                                                    1999                  1998                1997
                                                                                    ----                  ----                ----

Options exercisable at year-end .....................................              178,341              246,712              235,755
Weighted - average fair value of options
    granted during the year .........................................              $ 14.25              $ 11.76              $  7.73
Shares available for grant ..........................................              268,141              272,519              278,253

            The following table summarizes information at December 31, 1999:

                                                            Options outstanding                     Options exercisable
                                                            -------------------                     -------------------
                                                         Weighted
                                                           average           Weighted                            Weighted
 Range of                                                remaining            average                             average
 exercise                               Number           contractual          exercise          Number           exercise
  prices                              outstanding            life              price          exercisable           price
  ------                              -----------            ----              -----          -----------           -----
$3.71                                      5,913      less than 1 year        $   3.71             5,913          $  3.71
$4.94 - $4.49                             73,387             5.5 years            4.69            66,658             4.69
$7.75                                     86,823             7.7 years            7.75            86,823             7.75
$11.76                                    33,075             8.2 years           11.76            14,222            11.76
$14.25                                     4,725             9.2 years           14.25             4,725            14.25
                                      ----------                                             -----------
                                         203,923                                                 178,341
                                      ==========                                             ===========

NOTE 17 - EMPLOYEE BENEFIT PLANS

             The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first four percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $58,447, $33,088 and $32,861 were charged to operations during 1999, 1998 and 1997, respectively.

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




                                                                     (Continued)

            Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Banks meet all capital adequacy requirements to which they are subject.

            As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                   To be well
                                                                                                               capitalized under
                                                                                       For capital             prompt corrective
                                                                                    adequacy purposes          action provisions
                                                                                    -----------------          -----------------
                                                             Actual                      Minimum                  Minimum
                                                             ------                      -------                  -------
                                                           Amount      Ratio       Amount        Ratio      Amount        Ratio
                                                           ------      -----       ------        -----      ------        -----
                                                                                   (amounts in thousands)
The Peoples National Bank:
As of December 31, 1999
  Total Capital (to risk-weighted assets) ..........      $13,448       11.73%     $ 9,172       8.00%     $11,465       10.00%
  Tier I Capital (to risk-weighted assets) .........       12,327       10.75        4,587       4.00        6,880        6.00
  Tier I Capital (to average assets) ...............       12,327        7.87        6,265       4.00        7,832        5.00
As of December 31, 1998
  Total Capital (to risk-weighted assets) ..........      $11,008       13.16%     $ 6,692       8.00%     $ 8,365       10.00%
  Tier I Capital (to risk-weighted assets) .........       10,008       11.96        3,347       4.00        5,021        6.00
  Tier I Capital (to average assets) ...............       10,008        7.60        5,267       4.00        6,584        5.00
Bank of Anderson, N.A.:
As of December 31, 1999
  Total Capital (to risk-weighted assets) ..........      $ 5,413       19.21%     $ 2,254       8.00%     $ 2,818       10.00%
  Tier I Capital (to risk-weighted assets) .........        5,101       18.10        1,127       4.00        1,691        6.00
  Tier I Capital (to average assets) ...............        5,101       12.61        1,618       4.00        2,023        5.00
As of December 31, 1998
  Total Capital (to risk-weighted assets) ..........      $ 4,352       43.40%     $   802       8.00%     $ 1,003       10.00%
  Tier I Capital (to risk-weighted assets) .........        4,259       42.48          401       4.00          602        6.00
  Tier I Capital (to average assets) ...............        4,259       25.05          680       4.00          850        5.00
Seneca National Bank:
As of December 31, 1999
  Total Capital (to risk-weighted assets) ..........      $ 3,396       26.62%     $ 1,021       8.00%     $ 1,276       10.00%
  Tier I Capital (to risk-weighted assets) .........        3,248       25.46          510       4.00          765        6.00
  Tier I Capital (to average assets) ...............        3,248       20.19          643       4.00          804        5.00


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

            Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

            Securities are valued using quoted fair market prices. Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

            Fair value for variable rate loans that reprice frequently, loans held for sale and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans (primarily commercial) maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

            Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts and securities sold under repurchase agreements maturing within one year are valued at their carrying value. The fair value of certificate of deposit accounts and securities sold under repurchase agreements maturing after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

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

            The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                  December 31,
                                                                                                  ------------
                                                                                      1999                           1998
                                                                                      ----                           ----
                                                                          Carrying          Fair          Carrying           Fair
                                                                            amount         value           amount            value
                                                                            ------         -----           ------            -----
 Financial Assets:
  Cash and due from banks ......................................         $  6,507         $  6,507         $  3,413         $  3,413
  Interest-bearing deposits in other banks .....................            5,047            5,047                -                -
  Federal funds sold ...........................................            9,200            9,200           17,980           17,980
  Securities available for sale ................................           31,209           31,209           31,971           31,971
  Securities held for investment ...............................            4,445            4,438            4,129            4,265
  Loans ........................................................          141,917          141,605           88,017           88,302
Financial Liabilities:
  Deposits .....................................................          168,776          168,437          120,100          120,444
  Securities sold under repurchase agreements ..................           15,434           15,434            5,980            5,980
  Notes payable to Federal Home Loan Bank ......................            5,000            5,000            2,000            2,000

                                                                     (Continued)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                         1999                        1998
                                                                                         ----                        ----
                                                                             Carrying          Fair          Carrying          Fair
                                                                              amount           value          amount          value
                                                                              ------           -----          ------          -----
Financial Instruments with Off-Balance Sheet Risk:
  Commitments to extend credit .....................................          39,052          39,052          24,255          24,255
  Standby letters of credit ........................................           5,054           5,054           1,920           1,920

NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (amounts in thousands):

                            CONDENSED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                     1999                     1998
                                                                                                     ----                     ----
ASSETS
  Cash .........................................................................                   $ 2,305                   $ 6,031
  Due from subsidiaries ........................................................                       450                       294
  Investment in bank subsidiaries ..............................................                    20,168                    14,219
  Premises and equipment .......................................................                       767                     2,125
  Other assets .................................................................                        79                       172
                                                                                                   -------                   -------
                                                                                                   $23,769                   $22,841
                                                                                                   =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Due to subsidiaries ..........................................................                   $   186                   $   268
  Other liabilities ............................................................                       237                       102
  Shareholders' equity .........................................................                    23,346                    22,471
                                                                                                   -------                   -------

                                                                                                   $23,769                   $22,841
                                                                                                   =======                   =======

                         CONDENSED STATEMENTS OF INCOME

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                    1999                  1998                 1997
                                                                                    ----                  ----                 ----
INCOME
  Fees and dividends from subsidiaries ..............................               $1,841               $  522               $  204
  Other income ......................................................                    6                   23                    -
                                                                                    ------               ------               ------
                                                                                     1,847                  545                  204
                                                                                    ------               ------               ------
EXPENSES
  Salaries and benefits .............................................                  964                  295                    -
  Occupancy .........................................................                   56                   18                    -
  Equipment .........................................................                  104                   28                    -
  Other operating ...................................................                  293                   73                    4
                                                                                    ------               ------               ------
                                                                                     1,417                  414                    4

                                                                     (Continued)

                                                                                             For the years ended December 31,
                                                                                             --------------------------------
                                                                                       1999               1998                1997
                                                                                       ----               ----                ----

EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
  SUBSIDIARIES ........................................................                 958               1,054                1,104
                                                                                    -------             -------              -------
      Income before income taxes ......................................               1,388               1,185                1,304
INCOME TAX EXPENSE (BENEFIT) ..........................................                  13                 (76)                   -
                                                                                    -------             -------              -------
      Net income ......................................................             $ 1,375             $ 1,261              $ 1,304
                                                                                    =======             =======              =======


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             For the years ended December 31,
                                                                                             --------------------------------
                                                                                          1999             1998              1997
                                                                                          ----             ----              ----
OPERATING ACTIVITIES
  Net income .................................................................         $  1,375          $  1,261          $  1,304
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities
      Equity in undistributed net income of bank subsidiaries ................             (958)           (1,054)           (1,104)
      Depreciation ...........................................................               32                16                 -
      Amortization ...........................................................                4                 3                 4
      Decrease (increase) in other assets ....................................               56              (410)                -
      Increase in other liabilities ..........................................              127                57                 -
                                                                                       --------          --------          --------
         Net cash provided by (used for) operating activities ................              636              (127)              204
                                                                                       --------          --------          --------
INVESTING ACTIVITIES
  Investment in bank subsidiaries ............................................           (5,609)           (4,500)              (31)
  Purchase of premises and equipment .........................................            1,358            (1,238)             (479)
                                                                                       --------          --------          --------
         Net cash used for investing activities ..............................           (4,251)           (5,738)             (510)
                                                                                       --------          --------          --------
FINANCING ACTIVITIES
  Proceeds from the sale of stock and exercise of stock options ..............              369            12,033                31
  Cash dividends .............................................................             (398)             (304)             (203)
  Repayment of advances from subsidiaries ....................................              (82)                -                 -
                                                                                       --------          --------          --------
         Net cash provided by (used for) financing activities ................             (111)           11,729              (172)
                                                                                       --------          --------          --------
         Net change in cash ..................................................           (3,726)            5,864              (478)
CASH, BEGINNING OF YEAR ......................................................            6,031               167               644
                                                                                       --------          --------          --------
CASH, END OF YEAR ............................................................         $  2,305          $  6,031          $    166
                                                                                       ========          ========          ========

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited condensed financial data by quarter for 1999 and 1998 is as follows (amounts, except per share data, in thousands):

                                                                                          Quarter ended
                                                                                          -------------
           1999                                                    March 31          June 30           September 30      December 31
           ----                                                    --------          -------           ------------      -----------
Interest income ........................................         $    2,890         $    3,130         $    3,605         $    3,952
Interest expense .......................................              1,220              1,376              1,648              1,878
                                                                 ----------         ----------         ----------         ----------

    Net interest income ................................              1,670              1,754              1,957              2,074
Provision for loan losses ..............................                119                171                250                 31
                                                                 ----------         ----------         ----------         ----------
    Net interest income after
       provision for loan losses .......................              1,551              1,583              1,707              2,043
Non-interest income ....................................                368                383                479                538
Non-interest expenses ..................................              1,487              1,592              1,641              1,814
                                                                 ----------         ----------         ----------         ----------

    Income before income taxes .........................                432                374                545                767
Provision for income taxes .............................                147                127                187                282
                                                                 ----------         ----------         ----------         ----------
    Net income .........................................         $      285         $      247         $      358         $      485
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $      .10         $      .08         $      .12         $      .16
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $      .09         $      .08         $      .12         $      .16
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
    outstanding (1) ....................................          2,982,491          2,983,996          2,983,946          2,984,974
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
    outstanding (1) ....................................          3,081,043          3,202,414          3,092,702          3,095,226
                                                                 ==========         ==========         ==========         ==========
                                                                                          Quarter ended
                                                                                          -------------
           1998                                                    March 31          June 30           September 30      December 31
           ----                                                    --------          -------           ------------      -----------
Interest income .......................................        $     2,254         $     2,373        $     2,489        $     2,737
Interest expense ......................................              1,083               1,115              1,111              1,207
                                                               -----------         -----------        -----------        -----------

    Net interest income ...............................              1,171               1,258              1,378              1,520
Provision for loan losses .............................                 (3)                  5                152                 40
                                                               -----------         -----------        -----------        -----------
    Net interest income after
       provision for loan losses ......................              1,174               1,253              1,226              1,480
Non-interest income ...................................                255                 288                309                372
Non-interest expenses .................................                896                 947              1,181              1,451
                                                               -----------         -----------        -----------        -----------

    Income before income taxes ........................                533                 594                354                401
Provision for income taxes ............................                176                 196                114                135
                                                               -----------         -----------        -----------        -----------
    Net income ........................................        $       357         $       398        $       240        $       266
                                                               ===========         ===========        ===========        ===========
Basic net income per common share (1) .................        $       .18         $       .19        $       .08        $       .10
                                                               ===========         ===========        ===========        ===========
Diluted net income per common share (1) ...............        $       .17         $       .18        $       .08        $       .10
                                                               ===========         ===========        ===========        ===========
Basic weighted average shares
    outstanding (1) ...................................          1,866,544           1,990,420          2,681,331          2,329,295
                                                               ===========         ===========        ===========        ===========
Diluted weighted average shares
    outstanding (1) ...................................          2,009,196           2,087,820          2,827,558          2,446,801
                                                               ===========         ===========        ===========        ===========

(1) Per share data has been restated to reflect 5 percent stock dividend declared in 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

                  (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in item 8 of this Annual Report on Form 10-K:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 1999 and 1998

         Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999. 1998 and 1997

         Notes to Consolidated Financial Statements - December 31, 1999

         (a) (3) Listing of Exhibits:

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

10.3 Non-competition, Severance and Employment Agreement entered into between the Company and Robert E. Dye. Incorporated by reference to Exhibit 10.5 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File no. 33-78607.

10.4 Non-competition, Severance and Employment Agreement entered into between the Company and R. Riggie Ridgeway. Incorporated by reference to Exhibit 10.6 of Peoples Bancorporation, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995. Commission File No. 33-78607.

10.5           Peoples  Bancorporation,  Inc 1997  Non-Employee  Director  Stock
               Option   Plan   (incorporated   by   reference   to  exhibits  to
               Registrant's Form 10-KSB for the year ended December 31, 1997).

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998 (incorporated by reference to Exhibits to Registrant's Form 10-KSB for the year ended December 31, 1998).

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998 (incorporated by reference to Exhibits to Registrant's Form 10-KSB for the year ended December 31, 1998).

10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr.

21.            Subsidiaries of the Registrant

27.            Financial Data Schedule


(a)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Peoples Bancorporation, Inc.

                                                 s/Robert E. Dye
Dated:  February 29, 2000                   By: --------------------------------
                                                Robert E. Dye
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

                                                 s/William B. West
Dated:  February 29, 2000                   By: --------------------------------
                                                William B. West
                                                Senior Vice President
                                                (Principal Financial and
                                                Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                Title                                   Date
       ---------                                -----                                   ----
s/Garnet A. Barnes
----------------------------                Director                                 February 29, 2000
Garnet A. Barnes

s/William A. Carr
----------------------------                Director                                 February 29, 2000
William A. Carr

s/Charles E. Dalton
----------------------------                Director                                 February 29, 2000
Charles E. Dalton

s/Robert E. Dye
----------------------------                President, Chief                         February 29, 2000
Robert E. Dye                               Executive Officer
                                            And Director
s/Robert E. Dye, Jr.
----------------------------                Director                                 February 29, 2000
Robert E. Dye, Jr.

s/W. Rutledge Galloway
----------------------------                Director                                 February 29, 2000
W. Rutledge Galloway

s/E. Smyth McKissick, III
----------------------------                Director                                 February 29, 2000
E. Smyth McKissick, III

s/Eugene W. Merritt, Jr.
----------------------------                Director                                 February 29, 2000
Eugene W. Merritt, Jr.

s/George B. Nalley, Jr.
----------------------------                Director                                 February 29, 2000
George B. Nalley, Jr.

s/R. Riggie Ridgeway
----------------------------                Secretary,                               February 29, 2000
R. Riggie Ridgeway                          Treasurer and
                                            Director
s/Nell W. Smith
----------------------------                Director                                 February 29, 2000
Nell W. Smith

s/A. J. Thompson, Jr., M. D.
----------------------------                Director                                 February 29, 2000
A. J. Thompson, Jr., M. D.

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

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998 (incorporated by reference to Exhibits to Registrant's Form 10-KSB for the year ended December 31, 1998).

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998 (incorporated by reference to Exhibits to Registrant's Form 10-KSB for the year ended December 31, 1998).


10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr.

21.            Subsidiaries of the Registrant

27.            Financial Data Schedule