Form 10-Q
period 2000-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2000-05-11
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000          Commission file 000-20616


                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           South Carolina                                 57-09581843
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

               1800 East Main Street, Easley, South Carolina 29640
               --------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (864) 859-2265


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X___ No _______

           The number of outstanding shares of the issuer's $1.67 par value common stock as of March 31, 2000 was 2,988,402.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                    March 31,         March 31          December 31,
                                                                                      2000              1999                1999
                                                                                   Unaudited          Unaudited           Audited
                                                                                   ---------          ---------           -------
ASSETS
CASH AND DUE FROM BANKS ................................................          $   7,408           $   5,562           $   6,507
INTEREST-BEARING DEPOSITS IN OTHER BANKS ...............................                 28                  48               5,047
FEDERAL FUNDS SOLD .....................................................              4,460              15,860               9,200
SECURITIES
     Available for sale ................................................             34,312              32,655              31,209
     Held for investment (market value of $3,954,000,
         $4,348,000 and $4,438,000) ....................................              3,974               4,226               4,445
LOANS-less allowance for loan losses of $1,690,000,
     $1,200,000 and $1,581,000 .........................................            156,180              99,508             140,336
LOANS HELD FOR SALE ....................................................              9,800                   0               6,662
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization .....................................              7,088               5,949               6,969
ACCRUED INTEREST RECEIVABLE ............................................              1,565               1,106               1,544
OTHER ASSETS ...........................................................              2,169               1,753               1,994
                                                                                  ---------           ---------           ---------
         TOTAL ASSETS ..................................................          $ 226,984           $ 166,667           $ 213,913
                                                                                  =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ...............................................          $  25,213           $  18,856           $  19,953
     Interest-bearing ..................................................            158,098             114,102             148,823
                                                                                  ---------           ---------           ---------
         Total deposits ................................................            183,311             132,958             168,776
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ........................................................             16,162               7,906              15,434
FEDERAL FUNDS PURCHASED ................................................              2,230                   0                   0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ................................                  0               2,000               5,000
ACCRUED INTEREST PAYABLE ...............................................              1,278                 800               1,154
OTHER LIABILITIES ......................................................                315                  84                 203
                                                                                  ---------           ---------           ---------
         Total Liabilities .............................................            203,296             143,748             190,567
                                                                                  ---------           ---------           ---------
SHAREHOLDERS' EQUITY
Common  Stock - 10,000,000 shares authorized,
     $1.67 Par value per share,
     2,988,402 shares, 2,841,401 shares
     and 2,987,627 shares outstanding ..................................              4,991               4,745               4,989
Additional paid-in capital .............................................             18,869              17,306              18,867
Retained Earnings ......................................................                421                 996                   0
Accumulated other comprehensive income .................................               (593)               (128)               (510)
                                                                                  ---------           ---------           ---------
         Total Shareholder's Equity ....................................             23,688              22,919              23,346
                                                                                  ---------           ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ..............................          $ 226,984           $ 166,667           $ 213,913
                                                                                  =========           =========           =========

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands except share data)

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                       2000                    1999
                                                                                                       ----                    ----
INTEREST INCOME
   Interest and fees on loans ......................................................              $    3,522              $    2,181
   Interest on securities
       Taxable .....................................................................                     523                     466
       Tax-exempt ..................................................................                      54                      54
   Interest on federal funds .......................................................                     152                     189
                                                                                                  ----------              ----------
Total interest income ..............................................................                   4,251                   2,890
                                                                                                  ----------              ----------

INTEREST EXPENSE
   Interest on deposits ............................................................                   1,759                   1,126
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................................                     192                      68
Interest on notes payable Federal Home Loan Bank ...................................                      26                      26
                                                                                                  ----------              ----------
Total interest expense .............................................................                   1,977                   1,220
                                                                                                  ----------              ----------

Net interest income ................................................................                   2,274                   1,670

PROVISION FOR LOAN LOSSES ..........................................................                     163                     119
                                                                                                  ----------              ----------

Net interest income after provision for loan losses ................................                   2,111                   1,551

NON-INTEREST INCOME
   Service fees and other income ...................................................                     465                     368
                                                                                                  ----------              ----------

NON-INTEREST EXPENSES
   Salaries and benefits ...........................................................                   1,048                     841
   Occupancy .......................................................................                      86                      62
   Equipment .......................................................................                     136                     106
   Other operating expenses ........................................................                     517                     478
                                                                                                  ----------              ----------
                                                                                                       1,787                   1,487
                                                                                                  ----------              ----------
   Income before income taxes ......................................................                     789                     432

PROVISION FOR INCOME TAXES .........................................................                     263                     147
                                                                                                  ----------              ----------

   Net income ......................................................................              $      526              $      285
                                                                                                  ==========              ==========

INCOME PER COMMON SHARE:
   BASIC ...........................................................................              $     0.18              $     0.10
                                                                                                  ==========              ==========
   DILUTED .........................................................................              $     0.17              $     0.09
                                                                                                  ==========              ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC ...........................................................................               2,988,402               2,983,471
                                                                                                  ==========              ==========
   DILUTED .........................................................................               3,102,687               3,081,043
                                                                                                  ==========              ==========

DIVIDENDS PAID PER COMMON SHARE ....................................................              $    0.035              $    0.035
                                                                                                  ==========              ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2000 and 1999
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                          Additional                   Accumulated         Total
                                                   Common stock           Additional                      other            Total
                                                   ------------             paid-in        Retained   comprehensive    shareholders'
                                               Shares         Amount        capital        earnings      income           equity
                                               ------         ------        -------        --------      ------           ------
Balance, December 31, 1998 ..............     2,764,016    $    4,616    $   17,092     $      811   $        (48)    $     22,471
Net Income ..............................                                                      285                             285
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ........                                                                     (80)             (80)
   Less reclassification
   adjustments for gains
   included in net income ...............                                                                      0                 0
                                                                                                                       -----------
Comprehensive income ....................                                                                                      205
Cash Dividends ..........................                                                     (100)                           (100)
Proceeds from stock options .............        77,385           129           214                                            343
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 1999 .................     2,841,401     $   4,745    $   17,306     $      996   $       (128)    $     22,919
                                            ===========    ==========    ==========     ==========   =============    ============

Balance, December 31, 1999 ..............     2,987,627    $    4,989    $   18,867     $        0   $       (510)    $     23,346
Net Income                                                                                     526                             526
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ........                                                                     (83)             (83)
   Less reclassification
   adjustments for gains
   included in net income ...............                                                                      0                 0
                                                                                                                       -----------
Comprehensive income                                                                                                           443
Cash Dividends ..........................                                                     (105)                           (105)
Proceeds from stock options .............           775             2             2                                              4
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 2000 .................     2,988,402    $    4,991    $   18,869     $      421   $       (593)    $     23,688
                                            ===========    ==========    ==========     ==========   =============    ============

*5% stock dividend issued in January 2000 is reflected in December 31, 1999 data.

            Peoples Bancorporation, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
              (Amounts in thousands except share data)

                                                                                                                  (Unaudited)
                                                                                                               Three Months Ended
                                                                                                                   March 31,
                                                                                                           2000                 1999
                                                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................             $    526              $    285
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses ...........................................................                  163                   119
   Depreciation and amortization .......................................................                  124                    77
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                   11                    28
   Increase in accrued interest receivable .............................................                  (31)                 (183)
   (Increase) decrease in other assets .................................................                  109                  (346)
   Increase in accrued interest payable ................................................                  124                    67
   Decrease in other liabilities .......................................................                 (111)                 (168)
                                                                                                     --------              --------
     Net cash provided by (used in) operating activities ...............................                  915                  (121)
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .........................................                    0                  (101)
   Purchases of securities available for sale ..........................................               (3,780)               (6,588)
   Proceeds from the maturity of securities available for sale .........................                  878                 2,722
   Proceeds from the call of securities available for sale .............................                  133                 3,060
   Net increase in loans ...............................................................              (19,146)              (12,703)
   Purchase of premises and equipment ..................................................                 (243)               (1,219)
                                                                                                     --------              --------
     Net cash used in investing activities .............................................              (22,158)              (14,829)
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               14,536                12,857
   Net increase in securities sold under repurchase
     agreements ........................................................................                  728                 1,926
    Net increase in Federal funds purchased ............................................                2,230                     0
   Net decrease in notes payable Federal Home Loan Bank ................................               (5,000)                    0
   Proceeds from stock options exercised ...............................................                    4                   343
   Cash dividend .......................................................................                 (113)                  (99)
                                                                                                     --------              --------
     Net cash provided by financing activities .........................................               12,385                15,027
                                                                                                     --------              --------
     Net increase (decrease) in cash and cash equivalents ..............................               (8,858)                   77
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               20,754                21,393
                                                                                                     --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................             $ 11,896              $ 21,470
                                                                                                     ========              ========

CASH PAID FOR
     Interest ..........................................................................             $  1,853              $  1,287
                                                                                                     ========              ========
     Income Taxes ......................................................................             $     42              $    162
                                                                                                     ========              ========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 1999 Annual Report to shareholders and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.035 per common share to shareholders of record March 23, 2000 payable April 6, 2000.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,988,402 at March 31, 2000 and 2,983,471 at March 31, 1999. The weighted average number of common shares outstanding for diluted net income per common share was 3,102,687 at March 31, 2000 and 3,081,043 at March 31, 1999.

      The Company issued a five-percent common stock dividend in January 2000. Per share data in 1999 has been restated to reflect this transaction.


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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1999
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month period ending March 31, 2000 are not necessarily indicative of the results to be attained for any other period.

Forward-Looking Statements

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

Overview

      Peoples Bancorporation, Inc. was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the Common Stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. The Company has three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

     The Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from six banking offices located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2000 was $526,000, or $0.17 per diluted share compared to $285,000, or $0.09 per diluted share for the first quarter of 1999. Return on average equity for the three months ended March 31, 2000 was 8.76% compared to 5.08% for the three months ended March 31, 1999. Return on average assets for the three months ended March 31, 2000 was 0.96% compared to 0.72% for the three months ended March 31, 1999. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2000 are attributable to the diminished early operating losses associated with Seneca National Bank, which commenced operations in February 1999, the attainment of profitability associated with Bank of Anderson, N. A., which commenced business operations in September 1998, and increased earnings at The Peoples National Bank resulting largely from an increase in interest income from a larger base of interest-earning assets. For the quarter ended March 31, 2000, Bank of Anderson,
N. A. recorded net earnings of $32,000 compared to a net loss of $56,000 for the quarter ended March 31, 1999. Seneca National Bank recorded a net loss of $1,000 for the quarter ended March 31, 2000 compared to a net loss of $98,000 for the quarter ended March 31, 1999. The Peoples National Bank recorded net earnings of $503,000 for the quarter ended March 31, 2000 compared to net earnings of $417,000 for the quarter ended March 31, 1999.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $604,000, or 36.2%, to $2,274,000 in the 2000-quarter compared to $1,670,000 in the 1999-quarter. The Company's net interest margin was 4.51% for the 2000-quarter compared to 4.57% for the 1999 quarter. The increase in the dollar amount of net interest income resulted primarily from an increase in the amount of interest-earning assets, primarily loans, at the Banks. The decrease in the Company's net interest margin resulted from an increase in rates paid on interest-bearing liabilities at the Banks resulting from an increase in market rates.

     The Company's total interest income for the first quarter of 2000 was $4,251,000 compared to $2,890,000 for the first quarter of 1999, an increase of $1,361,000, or 47.1%. Interest and fees on loans, the largest component of total interest income, increased $1,341,000 in the first quarter of 2000 to $3,522,000 compared to $2,181,000 for the first quarter of 1999, an increase of 61.5%. The significant increase in interest and fees on loans and the corresponding increase in total interest income is attributable to a larger base of outstanding loans in the 2000 period when compared to the 1999 period.

     The Company's total interest expense for the first quarter of 2000 was $1,977,000 compared to $1,220,000 for the first quarter of 1999, an increase of $757,000, or 62.0%. Interest expense on deposits, the largest component of total interest expense, increased $633,000 in the first quarter of 2000 to $1,759,000 compared to $1,126,000 for the first quarter of 1999, an increase of 56.2%. Interest on Federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $124,000 in the first quarter of 2000 to $192,000 compared to $68,000 for the first quarter of 1999, an increase of 182.4%. The significant increase in total interest expense and corresponding increases in interest expense on deposits, Federal funds purchased and securities sold under repurchase agreements is attributable to an increase in the dollar amounts outstanding in these categories of liabilities coupled with an increase in rates paid resulting from an increase in market rates.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgement as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months ended March 31, 2000 was $163,000 compared to $119,000 for the three months ended March 31, 1999. The increase in the Company's provision for loan losses in the 2000 quarter is attributable to continued strong loan growth experienced during the period by all three of the Company's banking subsidiaries. During the 2000 quarter, Bank of Anderson, N. A. made provisions of $43,000 compared to $52,000 for the 1999 quarter, Seneca National Bank made provisions of $30,000 during the 2000 quarter compared to $42,000 for the 1999 quarter and The Peoples National Bank made provisions of $90,000 for the 2000 quarter compared to provisions of $25,000 in the 1999 quarter.

Non-interest Income

     Non-interest income increased $97,000, or 26.4%, to $465,000 for the first quarter of 2000 compared to $368,000 for the 1999-quarter. A $21,000 increase in origination fees on mortgage loans, a $31,000 increase in service charges on deposit accounts and a $17,000 increase in fees from the sale of alternative investment products were the main contributors to this increase. No gain or loss was realized on the sale of available for sale securities during the first three months of either 2000 or 1999.

Non-interest Expense

     Total non-interest expense increased $300,000 or 20.2% for the first quarter of 2000 over the first quarter of 1999. Salaries and benefits, the largest component of non-interest expense, increased $207,000, or 24.6%, in the 2000-quarter compared to the 1999 quarter. The increase in salaries and benefits is primarily attributable to the staffing of Seneca National Bank in the first quarter of 1999, additional staffing associated with the Company's mortgage lending activities during the second and third quarters of 1999, and normal salary increases throughout the Company. Occupancy and equipment expenses, combined, increased $54,000, or 32.1%, in the 2000 quarter due primarily to an increase in depreciation expense and maintenance expenses on the equipment and main office buildings of Bank of Anderson, N. A. and Seneca National Bank, depreciation and maintenance expense associated with the new branch facility for The Peoples National Bank which opened during the fourth quarter of 1999 and depreciation and maintenance expenses associated with the Company's Wide Area Network. Other operating expense increased $39,000, or 8.2%, and is primarily attributable to increases in miscellaneous other expense categories resulting from a larger asset and deposit base.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 75.0% of total earning assets. As of March 31, 2000, the Company had total gross loans outstanding of $157,870,000. Loans increased $15,953,000, or 11.2%, from $141,917,000 in total gross outstanding loans at December 31, 1999 and $57,162,000, or 56.8% from $100,708,000, in total gross loans outstanding at March 31, 1999. The increase resulted from new loans generated by Bank of Anderson and Seneca National Bank and strong internal loan growth experienced by The Peoples National Bank.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the quarter ended March 31, 2000 was 8.97% compared to 9.34% for the quarter ended March 31, 1999. Approximately 33.4% of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas

     The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties and are classified as loans held for sale for reporting purposes. At March 31, 2000 the Company held $9,800,000 of mortgage loans held for sale compared to $6,662,000 at December 31, 1999 and none at March 31, 1999. During the first quarter of 2000, the Company originated $32,261,000 and sold $22,461,000 in mortgages held for sale.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At March 31, 2000, approximately $11,913,000, or 44.8%, of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

     Management believes the loan portfolio is adequately diversified. . The Company has no foreign loans or loans for highly leveraged transactions. The Company has few agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2000 was $1,690,000, or 1.01% of loans outstanding compared to $1,581,000, or 1.06% of loans outstanding at December 31, 1999 and to $1,200,000, or 1.19% of loans outstanding at March 31, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At March 31, 2000, the Company had $485,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $219,000 in Other Real Estate Owned. This compares to $628,000 in non-accruing loans, $150,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $219,000 in Other Real Estate Owned at December 31, 1999. At March 31, 1999, The Company had $513,000 in non-accruing loans, $8,000 in restructured loans and no loans more than ninety days past due and still accruing interest. Non-performing loans at March 31, 2000 consisted of $69,000 in commercial loans; $388,000 in mortgage loans; and $28,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.29%, 0.67% and 0.51% at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

     Net charge-offs during the first three months of 2000 were $54,000, compared to net charge-offs of $12,000 for the first three months 1999 and net charge-offs of $83,000 for the year ended December 31, 1999. All charge-offs are attributable to The Peoples National Bank. Neither Bank of Anderson, N. A., nor Seneca National Bank has experienced any charge-offs since commencing operations. The allowance for loan losses as a percentage of non-performing loans was 348%, 234% and 252%, respectively, as of March 31, 2000, March 31, 1999 and December 31, 1999.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At each of March 31, 2000, March 31, 1999 and December 31, 1999 the Company had no impaired loans.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals and to generate income. At March 31, 2000, securities totaled $38,286,000. Securities increased $2,632,000 from $35,654,000 invested as of December 31, 1999 and $1,405,000 from $36,881,000 invested as of March 31, 1999. The slight increase is due to increases in investment securities held by Bank of Anderson, N. A.

         At March 31, 2000, the Company's total investments classified as available for sale had a book value of $35,210,000 and a market value of $34,312,000 for an unrealized net loss of $898,000. This compares to a book value of $32,850,000 and a market value of $32,655,000 for an unrealized net loss of $195,000 on the Company's investments classified as available for sale at March 31, 1999. At December 31, 1999 the Company's total investments classified as available for sale had a book value of $31,982,000 and a market value of $31,209,000 for an unrealized net loss of $773,000.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Deposits grew $50,353,000 or 37.9%, to $183,311,000 at March 31, 2000 from $132,958,000 at March 31, 1999. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first three months of 2000, interest-bearing deposits averaged $152,483,000 compared to $109,314,000 for the first three months of 1999. The average interest rate paid on interest-bearing deposits was 4.61% for the 2000-quarter compared to 4.18% for the 1999-quarter. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At March 31, 2000 interest-bearing deposits comprised 86.2% of total deposits compared to 85.8% at March 31, 1999.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 79.5% and 83.4% for the three months ended March 31, 2000 and 1999, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Short Term Borrowings

         The Company's short-term borrowings are comprised of securities sold under repurchase agreements, Federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2000 short-term borrowings totaled $18,392,000 and were comprised of $2,230,000 in Federal funds purchased and $16,162,000 in securities sold under repurchase agreements. At December 31, 1999 and March 31, 1999, short-term borrowings totaled $15,434,000 and $7,906,000, respectively, and were comprised solely of securities sold under repurchase agreements. The increase in short-term borrowings at March 31, 2000 is largely attributable to the purchase of Federal funds, which wereto fund the short-term cash needs of the Company. The Company had no short-term borrowings from the Federal Home Loan Bank of Atlanta at March 31, 2000 compared to $5,000,000 at December 31, 1999 and $2,000,000 at March 31, 1999.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At March 31, 2000 The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta equal to sixteen percent (16%) of its total assets or approximately $26,000,000. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank have established secured lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each respective bank's total assets or approximately $6,500,000. At March 31, 2000, the Banks had unused federal funds lines of credit totaling $11,300,000 with correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends.

         During  the  first  quarter  of  2000,   the  Company  had  no  capital
expenditures other than through the normal course of business. No large capital expenditures are anticipated through the remainder of 2000.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The Board of Governors of the Federal Reserve (the "Federal Reserve Board") has adopted a risk-based capital measure to assist in the assessment of the capital adequacy of bank holding companies. The risk-based capital guidelines establish minimum ratios of capital to risk-weighted assets. Generally, bank holding companies are expected to operate well above the minimum risk-based ratios. Under the requirements, bank holding companies are required to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, qualifying non-cumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of (subject to certain limitations and conditions), the allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks.

         As a supplement to the risk-based capital measure, the Federal Reserve Board has also adopted a minimum ratio of Tier 1 capital to total assets to assist in the assessment of the capital adequacy of bank holding companies. This measure is intended to constrain the maximum degree to which a bank holding company can leverage its equity capital base. A minimum ratio of Tier 1 capital to total assets of 3% is required for strong bank holding companies and for bank holding companies that have implemented the Board's risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%.

         Bank holding companies with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital levels well above the minimum levels. Furthermore, the Federal Reserve Board may require higher ratios for any bank holding company if warranted by its particular circumstances or risk profile. The Company has not been notified that it must maintain capital levels above the regulatory minimums.

         The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2000:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                         Well                      Adequately
                                                                                      Capitalized                  Capitalized
                                                          Actual                      Requirement                  Requirement
                                                  Amount           Ratio        Amount           Ratio        Amount          Ratio
                                                  ------           -----        ------           -----        ------          -----
Company:
Total Risk-based Capital ...............         $25,971           15.23%      $17,053           10.00%      $13,642           8.00%
Tier 1 Risk-based Capital ..............          24,281           14.24        10,231            6.00         6,821           4.00
Leverage Ratio .........................          24,281           10.59        11,464            5.00         9,171           4.00

Peoples National Bank:
Total Risk-based Capital ...............         $13,884           11.74%      $11,826           10.00%      $ 9,461           8.00%
Tier 1 Risk-based Capital ..............          12,726           10.24         7,457            6.00         4,971           4.00
Leverage Ratio .........................          12,726            8.07         7,885            5.00         6,308           4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 5,488           17.12%      $ 3,206           10.00%      $ 2,564           8.00%
Tier 1 Risk-based Capital ..............           5,133           16.01         1,924            6.00         1,282           4.00
Leverage Ratio .........................           5,133           11.63         2,207            5.00         1,765           4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 3,423           24.34%      $ 1,406           10.00%      $ 1,125           8.00%
Tier 1 Risk-based Capital ..............           3,247           23.09           844            6.00           562           4.00
Leverage Ratio .........................           3,247           17.48           929            5.00           743           4.00

EFFECTS OF REGULATORY ACTION

     The managements of the Company and the Banks are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.


Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
           MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2000, on a cumulative basis through 12 months, rate sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $68.5 million. This liability sensitive position is largely attributable to assuming that the Company's NOW accounts, which totaled $25.5 million at March 31, 2000, will reprice within one year. This assumption may or may not hold true as the Company believes its NOW accounts are generally not price sensitive.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

               The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.       Changes in Securities and Use of Proceeds

               During the period ended March 31, 2000 the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                   Aggregate
                         Class of           # of Shares            Exercise
   Date Issued          Purchasers             Issued                Price
   -----------          ----------             ------                -----
    01/07/2000          Employees               775                 $3,666

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

          27. Financial Data Schedule

(b)      Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PEOPLES BANCORPORATION, INC.


Dated:  May 1, 2000                    By:    /s/ Robert E. Dye
                                            -------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  May  1, 2000                   By:   /s/ William B. West
                                           ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

                                  EXHIBIT INDEX


          Exhibit No. from
             Item 601 of
           Regulation S-B                            Description

                 27                                  Financial Data Schedule