Form 10-Q
period 2000-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2000-08-11
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended                                Commission file
         June 30, 2000                                            000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)


         South Carolina                                  57-09581843
         --------------                                 -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               1814 East Main Street, Easley, South Carolina 29640
               --------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

     Yes [x] No [ ]

     The number of outstanding shares of the issuer's $1.67 par value common stock as of June 30, 2000 was 3,011,060.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                 June 30,              June 30,         December 31,
                                                                                  2000                   1999                1999
                                                                                Unaudited             Unaudited             Audited
                                                                                ---------             ---------             -------
ASSETS
CASH AND DUE FROM BANKS .............................................           $   8,456            $   7,128            $   6,507
INTEREST-BEARING DEPOSITS IN OTHER BANKS ............................                   0                    0                5,047
FEDERAL FUNDS SOLD ..................................................               4,850               20,290                9,200
SECURITIES
     Available for sale .............................................              33,887               31,972               31,209
     Held for investment (market value of $3,738,
         $4,348 and $4,438) .........................................               3,747                4,224                4,445
LOANS-less allowance for loan losses of $1,812,
     $1,361 and $1,581 ..............................................             168,238              111,755              140,336
LOANS HELD FOR SALE .................................................              17,949                5,660                6,662
PREMISES AND EQUIPMENT, net of accumulated
     Depreciation and amortization ..................................               7,164                6,389                6,969
ACCRUED INTEREST RECEIVABLE .........................................               1,644                1,137                1,544
OTHER ASSETS ........................................................               2,296                2,033                1,994
                                                                                ---------            ---------            ---------
         TOTAL ASSETS ...............................................           $ 248,231            $ 190,588            $ 213,913
                                                                                =========            =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ............................................           $  30,148            $  23,664            $  19,953
     Interest-bearing ...............................................             167,869              124,214              148,823
                                                                                ---------            ---------            ---------
         Total deposits .............................................             198,017              147,878              168,776
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .....................................................              16,461               15,847               15,434
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................               8,000                3,000                5,000
ACCRUED INTEREST PAYABLE ............................................               1,339                  896                1,154
OTHER LIABILITIES ...................................................                 245                  136                  203
                                                                                ---------            ---------            ---------
         Total Liabilities ..........................................             224,062              167,757              190,567
                                                                                ---------            ---------            ---------
SHAREHOLDERS' EQUITY
Common  Stock -  10,000,000 shares authorized,
     $1.67 Par value per share,
     3,011,060 shares, 2,841,901 shares
     and 2,987,627 shares outstanding ...............................               5,028                4,746                4,989
Additional paid-in capital ..........................................              18,832               17,312               18,867
Retained Earnings ...................................................                 898                1,144                    0
Accumulated other comprehensive income ..............................                (589)                (371)                (510)
                                                                                ---------            ---------            ---------
         Total Shareholder's Equity .................................              24,169               22,831               23,346
                                                                                ---------            ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ...........................           $ 248,231            $ 190,588            $ 213,913
                                                                                =========            =========            =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                          2000             1999              2000           1999
                                                                          ----             ----              ----           ----
INTEREST INCOME
Interest and fees on loans .....................................       $    3,983       $    2,406       $    7,505       $    4,587
Interest on securities
     Taxable ...................................................              527              460            1,050              926
     Tax-exempt ................................................               49               53              103              107
Interest on federal funds ......................................               87              211              239              400
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            4,646            3,130            8,897            6,020

INTEREST EXPENSE
Interest on deposits ...........................................            2,015            1,254            3,774            2,380
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................              166               85              358              153
Interest on notes payable Federal Home
     Loan Bank .................................................               92               36              118               62
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,273            1,375            4,250            2,595

Net interest income ............................................            2,373            1,755            4,647            3,425
PROVISION FOR LOAN LOSSES ......................................              155              172              318              291
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................            2,218            1,583            4,329            3,134

NON-INTEREST INCOME
Service fees and other income ..................................              628              383            1,093              751
Gain on sales of securities available for sale .................                0                0                0                0
                                                                       ----------       ----------       ----------       ----------
                                                                              628              383            1,093              751
NON-INTEREST EXPENSE
Salaries and benefits ..........................................            1,110              886            2,158            1,727
Occupancy ......................................................               87               78              173              140
Equipment ......................................................              156              141              292              247
Other operating expenses .......................................              599              487            1,116              965
                                                                       ----------       ----------       ----------       ----------
                                                                            1,952            1,592            3,739            3,079

Income before income taxes .....................................              894              374            1,683              806

PROVISION FOR INCOME TAXES .....................................              312              127              575              274
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $      582       $      247       $    1,108       $      532
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.19       $     0.08       $     0.37       $     0.18
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.18       $     0.08       $     0.35       $     0.17
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC ......................................................        2,995,955        2,983,996        2,992,178        2,983,243
                                                                        =========        =========        =========        =========
    DILUTED ....................................................        3,220,734        3,202,414        3,104,568        3,088,486
                                                                       ==========       ==========       ==========       ==========

DIVIDENDS PAID PER COMMON
     SHARE .....................................................       $    0.035       $    0.035       $     0.07       $     0.07
                                                                       ==========       ==========       ==========       ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the six months ended June 30, 2000 and 1999
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                                                          Accumulated
                                                         Common stock            Additional                   other        Total
                                                         ------------              paid-in     Retained  comprehensive shareholders'
                                                     Shares            Amount      capital     earnings     income        equity
                                                     ------            ------      -------     --------     ------        ------
Balance, December 31, 1998 .....................     2,764,016     $     4,616   $    17,092    $   811      $ (48)     $ 22,471
Net Income .....................................                                                    532                      532
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ...............                                                              (323)         (323)
   Less reclassification
   adjustments for gains
   included in net income ......................                                                                 0             0
                                                                                                                        --------
Comprehensive income ...........................                                                                             209
Cash Dividends .................................                                                   (199)                    (199)
Proceeds from stock options ....................        77,885             130        220                                    350
                                                     ---------     -----------   -----------    -------      -----      --------
Balance, June 30, 1999 .........................     2,841,901     $     4,746   $    17,312    $ 1,144      $(371)     $ 22,831
                                                     =========     ===========   ===========    =======      =====      ========

Balance, December 31, 1999 * ...................     2,987,627     $     4,989   $    18,867    $     0      $(510)     $ 23,346
Net Income .....................................                                                  1,108                    1,108
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ...............                                                               (79)          (79)
   Less reclassification
   adjustments for gains
   included in net income ......................                                                                 0             0
                                                                                                                        --------
Comprehensive income ...........................                                                                           1,029
Cash Dividends .................................                                                   (210)                    (210)
Proceeds from stock options ....................        23,433              39           (35)                                  4
                                                     ---------     -----------   -----------    -------      -----      --------
Balance, June 30, 2000 year ....................     3,011,060     $     5,028   $    18,832    $   898      $(589)     $ 24,169
                                                     =========     ===========   ===========    =======      =====      ========


* 5% stock dividend issued in January 2000 is reflected in December 31, 1999 data.

                  Peoples Bancorporation, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                    (Amounts in thousands except share data)

                                                                                                                (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                         2000                 1999
                                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................             $  1,108              $    532
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Provision for loan losses ...........................................................                  318                   291
   Depreciation and amortization .......................................................                  259                   183
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                   18                    59
   Increase in accrued interest receivable .............................................                 (100)                 (214)
   Increase in other assets ............................................................                 (252)                 (436)
   Increase in accrued interest payable ................................................                  185                    28
   Increase (decrease) in other liabilities ............................................                   34                  (141)
                                                                                                     --------              --------
     Net cash provided by (used in) operating activities ...............................                1,570                  (302)
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .........................................                    0                  (100)
   Purchases of securities available for sale ..........................................               (4,330)               (7,776)
   Proceeds from the maturity of securities available for sale .........................                2,078                 4,171
   Proceeds from the call of securities available for sale .............................                  133                 3,060
   Net increase in loans ...............................................................              (39,508)              (30,782)
   Purchase of premises and equipment ..................................................                 (453)               (1,646)
                                                                                                     --------              --------
     Net cash used in investing activities .............................................              (42,080)              (33,073)
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               29,241                27,778
   Net increase in securities sold under repurchase
     agreements ........................................................................                1,027                 9,867
   Net increase in Federal funds purchased .............................................                    0                     0
   Net decrease in notes payable Federal Home Loan Bank ................................                3,000                 1,000
   Proceeds from stock options exercised ...............................................                    4                   350
   Cash dividend .......................................................................                 (210)                 (199)
                                                                                                     --------              --------
     Net cash provided by financing activities .........................................               33,062                38,796
                                                                                                     --------              --------
     Net increase (decrease) in cash and cash equivalents ..............................               (7,448)                6,025
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               20,754                21,393
                                                                                                     --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................             $ 13,306              $ 27,418
                                                                                                     ========              ========

CASH PAID FOR
     Interest ..........................................................................             $  4,065              $  2,567
                                                                                                     ========              ========
     Income Taxes ......................................................................             $    391              $    520
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

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.035 per common share to shareholders of record June 22, 2000 and March 23, 2000, respectively, payable July 7, 2000 and April 6, 2000, respectively.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,992,178 at June 30, 2000 and 2,983,243 at June 30 1999. The weighted average number of common shares outstanding for diluted net income per common share was 3,104,568 at June 30, 2000 and 3,088,486 at June 30, 1999.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1999
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and six-month periods ending June 30, 2000 are not necessarily indicative of the results to be attained for any other period.

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

Overview

     Peoples Bancorporation, Inc. was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the Common Stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. On May 19, 2000, the Company filed an election with the Federal Reserve Bank of Richmond to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999. As a financial holding company, Peoples Bancorporation, Inc. may engage in activities that are financial in nature or incidental to a financial activity. The activities permissible for a financial holding company and the applicable notice procedures are contained in sections 225-85 through 225.89 of the Federal Reserve Board's Regulation Y (12 C.F.R. 225.85-89). The election to become a financial holding company became effective June 23, 2000.

      The Company currently has three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from six banking offices located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the second quarter of 2000 was $582,000, or $0.18 per diluted share compared to $247,000, or $0.08 per diluted share for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $1,108,000, or $0.35 per diluted share, compared to $532,000, or
$0.17 per diluted share for the six months ended June 30, 1999. Return on average equity for the six months and three months ended June 30, 2000 was 9.15% and 9.52%, respectively, compared to 4.66% and 4.27%, respectively for the six months and three months ended June 30, 1999. Return on average assets for the six months and three months ended June 30, 2000 was 0.96% and 0.97%, respectively, compared to 0.63% and 0.56%, respectively, for the six months and three months ended June 30, 1999. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2000 are attributable to the diminished early operating losses associated with Seneca National Bank, which commenced operations in February 1999, the attainment of profitability associated with Bank of Anderson, N. A., which commenced business operations in September 1998, and increased earnings at The Peoples National Bank resulting largely from an increase in interest income from a larger base of interest-earning assets. For the six months ended June 30, 2000, Bank of Anderson, N. A. recorded net earnings of $104,000 compared to a net loss of $110,000 for the six months ended June 30, 1999. Seneca National Bank recorded a net loss of $3,000 for the six months ended June 30, 2000 compared to a net loss of $155,000 for the six months ended June 30, 1999. The Peoples National Bank recorded net earnings of $1,011,000 for the six months ended June 30, 2000 compared to net earnings of $769,000 for the six months ended June 30, 1999.

Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $618,000, or 35.2%, to $2,373,000 in the second quarter of 2000 compared to $1,755,000 in the second quarter of 1999. For the six months ended June 30, 2000, net interest income before provision for loan losses increased $1,222,000, or 35.7%, to $4,647,000 compared to $3,425,000 for the six months ended June 30, 1999. The Company's net interest margin was 4.26% and 4.37%, respectively, for the quarter and six months ended June 30, 2000, compared to 4.35% and 4.46%, respectively, for the quarter and six months ended June 30, 1999. The increases in net interest income for the quarter and year-to-date period in 2000 when compared to the quarter and year-to-date period in 1999 resulted largely from an increase in earning assets, primarily loans, attributable to all three of the Company's banking subsidiaries. The decreases in the Company's net interest margin for the 2000 periods when compared to the 1999 periods is attributable to an overall increase in the Company's cost of interest bearing liabilities in the 2000 periods.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months ended June 30, 2000 was $155,000 compared to $172,000 for the three months ended June 30, 1999, a decrease of $17,000 or 11.0%. However, the provision for loan losses during the six months ended June 30, 2000 was $318,000 compared to $291,000 for the six months ended June 30, 1999, an increase of $27,000 or 9.3%. The variations in the provision for loan losses reflect the growth in the loan portfolio, the net amount of assets being charged off by the Company against the allowance for loan losses, and possible changes in the levels of risk associated with the various loans in the portfolio.

Non-interest Income

     Non-interest income increased $245,000, or 64.0%, to $628,000 for the second quarter of 2000 compared to $383,000 for the second quarter of 1999. For the six months ended June 30, 2000 non-interest income increased $342,000, or 45.5%, to $1,093,000 compared to $751,000 for the six months ended June 30, 1999. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees on mortgage loans, an increase in service charge income on deposit accounts, and an increase in income derived from the sale of alternative investment products. No gain or loss was realized on the sale of available-for-sale securities during the comparative periods.

Non-interest Expense

     Total non-interest expense increased $360,000, or 22.6%, to $1,952,000 for the second quarter of 2000 compared to $1,592,000 for the second quarter of 1999. For the first six months of 2000, total non-interest expense increased $660,000, or 21.4%, to $3,739,000 compared to $3,079,000 for the first six months of 1999. Salaries and benefits, the largest component of non-interest expense, increased $224,000, or 25.3%, in the second quarter of 2000 compared to the second quarter of 1999. For the six months ended June 30, 2000, salaries and benefits increased $431,000, or 25.0%, to $2,158,000 compared to $1,727,000 for the six months ended June 30, 1999. The increase in salaries and benefits for the comparative periods is primarily attributable to the addition of several employees as well as normal salary increases for the holding company and the three subsidiary banks. Occupancy expense increased $9,000, or 11.5%, in the second quarter of 2000 compared to the second quarter of 1999. For the first six months of 2000 occupancy expense totaled $173,000, a $33,000, or 23.6%, increase over the $140,000 recorded for the first six months of 1999. The increase in occupancy expense for the two comparative periods is attributable to an increase in depreciation, maintenance, and utilities expenses associated with the construction of a new branch office for Peoples National Bank in Easley which opened during the fourth quarter of 1999 and the renovation and expansion of the existing branch office of Peoples National Bank in Powdersville, which was completed during the second quarter of 2000. Equipment expense increased $15,000, or 10.6%, to $156,000 in the second quarter of 2000 when compared to the second quarter of 1999. For the first six months of 2000, equipment expense totaled $292,000, a $45,000, or 18.2% increase over the $247,000 recorded for the first six months of 1999. The increase is primarily attributable to additional furniture and equipment expense associated with Peoples National Bank's new office construction and office renovation described above. Other operating expense increased $112,000, or 23.0%, to $599,000 in the second quarter of 2000 when compared to the second quarter of 1999. For the six months ended June 30, 2000, other operating expenses increased $151,000, or 15.6%, to $1,116,000 compared to $965,000 in other operating expenses recorded during the first six months of 1999. The increase in other operating expenses is primarily attributable to increases in various expense categories resulting from a larger base of deposits, loans, and assets.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 73.8% of total earning assets. As of June 30, 2000, the Company held total gross loans outstanding of $170,050,000, which excludes loans held for sale. Gross loans increased $28,133,000, or 19.8% from $141,917,000 in total gross outstanding loans at December 31, 1999 and increased $56,934,000, or 50.3%, from $113,116,000 in total gross outstanding loans at June 30, 1999. The increase resulted from new loans generated by Bank of Anderson, N.A. and Seneca National Bank as well as internal loan growth experienced by The Peoples National Bank. At June 30, 2000, Bank of Anderson, N.A. had gross outstanding loans of
$35,789,000; Seneca National Bank had gross outstanding loans of $16,923,000; and The Peoples National Bank had outstanding gross loans of $117,338,000.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the six-month period ended June 30, 2000 was 8.92% compared to 8.99%, for the first six months of 1999. Approximately 33.2% of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Almost all of these loans are to borrowers located in South Carolina, and they are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and loans secured by real estate, commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties and are classified as loans held for sale for reporting purposes. At June 30, 2000 the Company held $17,949,000 of mortgage loans held for sale compared to $6,662,000 at December 31, 1999 and $5,660,000 at June 30, 1999.
During the second quarter of 2000, the Company originated $60,893,000 and sold $42,944,000 in mortgages held for sale.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At June 30, 2000, approximately $12,113,000, or 44.9%, of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2000 was $1,812,000, or 0.96% of loans outstanding compared to $1,581,000, or 1.06% of loans outstanding, at December 31, 1999 and $1,361,000, or 1.15% of loans outstanding, at June 30, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectability of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The decrease in the allowance for loan losses as a percentage of loans outstanding is partially attributed to the increase in loans held for sale. These loans, which are residential mortgages typically held for less than two weeks, are believed to have a lower level of risk when compared to other loans contained in the company's portfolio.

     At June 30, 2000, the Company had $703,000 in non-accruing loans, $218,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $219,000 in Other Real Estate Owned. This compares to $628,000 in non-accruing loans, $150,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $219,000 in Other Real Estate Owned at December 31, 1999. At June 30, 1999, The Company had $559,000 in non-accruing loans, $205,000 in restructured loans and no loans more than ninety days past due and still accruing interest and $313,000 in Other Real Estate Owned. Non-performing loans at June 30, 2000 consisted of $68,000 in commercial loans; $577,000 in mortgage loans; and $58,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.41%, 0.67% and 0.47% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

     Net charge-offs during the three month period and six month periods ended June 30, 2000 were $33,000 and $87,000, respectively, compared to net charge-offs of $11,000 and $23,000, respectively, for the three-month and six-month periods ended June 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 258%, 243% and 252%, respectively, as of June 30, 2000, June 30, 1999 and December 31, 1998.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS No. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At each of June 30, 2000, June 30, 1999, and December 31, 1999 the Company had no impaired loans.

Securities

          The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals and to generate income. At June 30, 2000, securities totaled $37,634,000. Securities increased $1,980,000 from $35,654,000 invested as of December 31, 1999 and $1,438,000 from $36,196,000 invested as of June 30, 1999. The slight increase is due to increases in investment securities held by Bank of Anderson, N. A. and Seneca National Bank.

         At June 30, 2000, the Company's total investments classified as available for sale had a book value of $34,780,000 and a market value of $33,887,000 for an unrealized net loss of $893,000. This compares to a book value of $32,534,000 and a market value of $31,972,000 for an unrealized net loss of $562,000 on the Company's investments classified as available for sale at June 30, 1999. At December 31, 1999 the Company's total investments classified as available for sale had a book value of $31,982,000 and a market value of $31,209,000 for an unrealized net loss of $773,000.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Total deposits were $198,017,000 at June 30, 2000, an increase of $29,241,000, or 17.3%, from $168,776,000 at December 31, 1999 and an increase of
$50,139,000,  or 33.9%,  from  $147,878,000  at June 30, 1999.  These  increases resulted from deposits generated by The Peoples National Bank, Bank of Anderson, and Seneca National Bank in their respective markets. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first six months of 2000, interest-bearing deposits averaged $158,543,000 compared to $114,590,000 for the first six months of 1999. The average interest rate paid on interest-bearing deposits was 4.49% for the first six months of 2000 compared to 4.15% for the first six months of 1999. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At June 30, 2000 interest-bearing deposits comprised 84.8% of total deposits compared to 84.0% at June 30, 1999.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 79.3% for the six months ended June 30, 2000. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered to be less stable and less reliable than core deposits. At June 30, 2000, certificates of deposit greater than $100,000 totaled $42,163,000 compared to $20,494,000 at December 31, 1999 and $28,987,000 at June 30, 1999.

Short Term Borrowings

         The Company's short-term borrowings are comprised of securities sold under repurchase agreements and short-term borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2000 short-term borrowings totaled $24,461,000 and was comprised of $16,461,000 in securities sold under repurchase agreements and $8,000,000 in short-term Federal Home Loan Bank advances compared to $20,434,000 in short-term borrowings at December 31, 1999 which was comprised of $15,434,000 in securities sold under repurchase agreements and $5,000,000 in short-term Federal Home Loan Bank advances and to $18,847,000 is short-term borrowings at June 30, 1999 which was comprised of $15,847,000 in securities sold under repurchase agreements and $3,000,000 in short-term Federal Home Loan Bank advances.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At June 30, 2000, The Peoples National Bank had $8,000,000 in short-term borrowings from the Federal Home Loan

Bank of Atlanta. At June 30, 2000 The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of equal to sixteen percent (16%) of its total assets or approximately $20,000,000. The Company's other two bank subsidiaries, Bank of Anderson, N. A. and Seneca National Bank have established lines of credit with the Federal Home Loan Bank totaling $3,700,000 and $1,500,000, respectively at June 30, 2000, all of which was available. At June 30, 2000, the Banks had unused federal funds lines of credit totaling $10,100,000 with correspondent banks.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends. These needs are presently met by dividends from The Peoples National Bank.

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

     The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2000.

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                          Well                    Adequately
                                                                                      Capitalized                 Capitalized
                                                          Actual                      Requirement                 Requirement
                                                  Amount          Ratio         Amount          Ratio          Amount         Ratio
                                                  ------          -----         ------          -----          ------         -----
Company:
Total Risk-based Capital ...............         $26,570         14.36%         $18,503         10.00%         $14,802         8.00%
Tier 1 Risk-based Capital ..............         $24,758         13.38%         $11,102          6.00%         $ 7,401         4.00%
Leverage Ratio .........................         $24,758          9.88%         $12,529          5.00%         $10,023         4.00%

                                                                                          Well                    Adequately
                                                                                      Capitalized                 Capitalized
                                                          Actual                      Requirement                 Requirement
                                                  Amount          Ratio         Amount          Ratio          Amount         Ratio
                                                  ------          -----         ------          -----          ------         -----
Peoples National Bank:
Total Risk-based Capital ...............         $14,345         10.89%         $13,173         10.00%         $10,538         8.00%
Tier 1 Risk-based Capital ..............         $13,128          9.97%         $ 7,901          6.00%         $ 5,267         4.00%
Leverage Ratio .........................         $13,128          7.63%         $ 8,603          5.00%         $ 6,882         4.00%

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 5,594         15.40%         $ 3,632         10.00%         $ 2,906         8.00%
Tier 1 Risk-based Capital ..............         $ 5,205         14.32%         $ 2,181          6.00%         $ 1,454         4.00%
Leverage Ratio .........................         $ 5,205         10.87%         $ 2,394          5.00%         $ 1,915         4.00%

Seneca National Bank:
Total Risk-based Capital ...............         $ 3,451         20.77%         $ 1,662         10.00%         $ 1,329         8.00%
Tier 1 Risk-based Capital ..............         $ 3,245         19.53%         $   997          6.00%         $   665         4.00%
Leverage Ratio .........................         $ 3,245         14.18%         $ 1,144          5.00%         $   915         4.00%

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

     The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2000, on a cumulative basis through 12 months, rate sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $54.9 million. This liability sensitive position is largely attributable to assuming that the Company's NOW accounts, which totaled $24.8 million at June 30, 2000, will reprice within one year. This assumption may or may not hold true as the Company believes its NOW accounts are generally not price sensitive.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

               The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

               Thomas T. Brittain commenced a lawsuit against Peoples National Bank in the Court of Common Pleas for Pickens County, South Carolina, Thirteenth Judicial Circuit, on July 20, 2000. Plaintiff, a former employee of Peoples National Bank, seeks an unspecified amount of actual and punitive damages for alleged breach of an employment contract and termination in violation of public policy. The Company intends to vigorously defend the suit and is presently unable to determine the amount of liability, if any, the Company may have.

Item 2.       Changes in Securities and Use of Proceeds

               During the period ended June 30, 2000 the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                   Aggregate
                         Class of           # of Shares            Exercise
   Date Issued          Purchasers             Issued                Price
   -----------          ----------             ------                -----
    01/07/2000          Employees                 775             $   3,666
    06/12/2000          Employees              30,629*            $ 151,797

*Stock purchase by exchange of 7,971 shares.


Item 4.       Submission to a Vote of Security Holders

On April 10, 2000, the Company held its Annual Meeting of Shareholders. The result of the 2000 Annual Meeting of Shareholders is as follows:

Election of Directors

The following persons were elected as Directors to serve for the terms set forth below with 1,850,851 shares voted, representing 61.9% of the total voting shares:

                                                           For                Withheld            Against       Term (years)
                                                           ---                --------            -------       ------------
William A. Carr ...................................     1,848,647               2,204               0               3
Robert E. Dye, Jr .................................     1,848,647               2,204               0               3
W. Rutledge Galloway ..............................     1,848,647               2,204               0               3
E. Smyth McKissick, III ...........................     1,848,647               2,204               0               3
James A. Black, Jr ................................     1,848,647               2,204               0               3
William B. West ...................................     1,849,749               1,102               0               3
F. Davis Arnette, Jr ..............................     1,848,647               2,204               0               2
Larry D. Reeves ...................................     1,849,749               1,102               0               2
David C. King .....................................     1,849,749               1,102               0               1
Andrew M McFall ...................................     1,848,647               2,204               0               1

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

               Exhibit 27  Financial Data Schedule

(b)      Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PEOPLES BANCORPORATION, INC.


Dated: August 7,2000              By: /s/ Robert E. Dye
                                     -------------------
                                      Robert E. Dye
                                      President and Chairman of the Board


Dated:  August 7,2000              By: /s/ William B. West
                                       ---------------------
                                       William B. West
                                       Sr. Vice President & CFO
                                       (principal financial officer)

                                  EXHIBIT INDEX


          Exhibit No. from
             Item 601 of
           Regulation S-B                            Description
           --------------                            -----------

                 27                                  Financial Data Schedule