Form 10-Q
period 2000-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2000-11-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended                      Commission file
         September 30, 2000                               000-20616

                          PEOPLES BANCORPORATION, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                                     57-09581843
    -------------------------------                      -----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

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

                            Yes [X No [ ]


The number of outstanding shares of the issuer's $1.67 par value common stock as of September 30, 2000 was 3,016,964.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                               September 30,         September 30,      December 31,
                                                                                   2000                  1999                 1999
                                                                                 Unaudited             Unaudited            Audited
                                                                                 ---------             ---------            -------
ASSETS
CASH AND DUE FROM BANKS .............................................           $  10,019            $  10,711            $   6,507
INTEREST-BEARING DEPOSITS IN OTHER BANKS ............................                   0                    0                5,047
FEDERAL FUNDS SOLD ..................................................               3,290                9,610                9,200
SECURITIES
     Available for sale .............................................              33,125               31,723               31,209
     Held for investment (market value of $3,689,
         $4,248 and $4,438) .........................................               3,671                4,221                4,445
LOANS-less allowance for loan losses of $1,967,
     $1,578 and $1,581 ..............................................             176,171              127,485              140,336
LOANS HELD FOR SALE .................................................               8,094               12,890                6,662
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..................................               7,101                6,626                6,969
ACCRUED INTEREST RECEIVABLE .........................................               1,722                1,410                1,544
OTHER ASSETS ........................................................               2,511                1,972                1,994
                                                                                ---------            ---------            ---------
         TOTAL ASSETS ...............................................           $ 245,704            $ 206,648            $ 213,913
                                                                                =========            =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ............................................           $  30,353            $  23,055            $  19,953
     Interest-bearing ...............................................             169,320              138,225              148,823
                                                                                ---------            ---------            ---------
         Total deposits .............................................             199,673              161,280              168,776
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .....................................................              17,008               16,142               15,434
FEDERAL FUNDS PURCHASED .............................................                 130                    0                    0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................               2,000                5,000                5,000
ACCRUED INTEREST PAYABLE ............................................               1,492                  851                1,154
OTHER LIABILITIES ...................................................                 398                  315                  203
                                                                                ---------            ---------            ---------
         Total Liabilities ..........................................             220,701              183,588              190,567
                                                                                ---------            ---------            ---------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized,
     $1.67 Par value per share,
     3,016,964 shares, 2,845,770 shares
     and 2,987,627 shares outstanding ...............................               5,038                4,752                4,989
Additional paid-in capital ..........................................              18,844               17,324               18,867
Retained Earnings ...................................................               1,488                1,402                    0
Accumulated other comprehensive income ..............................                (367)                (418)                (510)
                                                                                ---------            ---------            ---------
         Total Shareholder's Equity .................................              25,003               23,060               23,346
                                                                                ---------            ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ...........................           $ 245,704            $ 206,648            $ 213,913
                                                                                =========            =========            =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                             Three Months Ended                 Nine Months Ended
                                                                                September 30,                    September 30,
                                                                           2000              1999            2000            1999
                                                                           ----              ----            ----            ----
INTEREST INCOME
Interest and fees on loans .....................................       $    4,258       $    2,852       $   11,763       $    7,439
Interest on securities
     Taxable ...................................................              524              505            1,574            1,431
     Tax-exempt ................................................               46               53              149              160
Interest on federal funds ......................................               86              195              325              595
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            4,914            3,605           13,811            9,625

INTEREST EXPENSE
Interest on deposits ...........................................            2,161            1,424            5,935            3,804
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................              205              177              563              330
Interest on notes payable Federal Home
     Loan Bank .................................................               64               48              182              110
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,430            1,649            6,680            4,244

Net interest income ............................................            2,484            1,956            7,131            5,381
PROVISION FOR LOAN LOSSES ......................................              180              250              498              541
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................            2,304            1,706            6,633            4,840

NON-INTEREST INCOME
Service fees and other income ..................................              764              479            1,857            1,230
                                                                       ----------       ----------       ----------       ----------
                                                                              764              479            1,857            1,230
NON-INTEREST EXPENSE
Salaries and benefits ..........................................            1,197              915            3,355            2,642
Occupancy ......................................................               91               82              264              222
Equipment ......................................................              155              149              447              396
Other operating expenses .......................................              564              495            1,680            1,460
                                                                       ----------       ----------       ----------       ----------
                                                                            2,007            1,641            5,746            4,720

Income before income taxes .....................................            1,061              544            2,744            1,350

PROVISION FOR INCOME TAXES .....................................              365              186              940              460
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $      696       $      358       $    1,804       $      890
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.23       $     0.13       $     0.60       $     0.31
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.22       $     0.12       $     0.57       $     0.29
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC ......................................................        3,014,996        2,843,191        2,999,784        2,841,854
                                                                       ==========       ==========       ==========       ==========
    DILUTED ....................................................        3,099,781        2,998,697        3,167,004        3,092,702
                                                                       ==========       ==========       ==========       ==========
DIVIDENDS PAID PER COMMON
     SHARE .....................................................       $    0.035       $    0.035       $    0.105       $    0.105
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the six months ended September 30, 2000 and 1999
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                                                      Accummulated
                                                   Common stock           Additional                      other            Total
                                                   ------------             paid-in        Retained   Comprehensive    shareholders'
                                               Shares         Amount        capital        earnings      income           equity
                                               ------         ------        -------        --------      ------           ------
Balance, December 31, 1998                    2,764,016    $    4,616    $   17,092     $      811   $        (48)    $     22,471
Net Income ............................                                                        890                             890
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ......                                                                      (370)            (370)
                                                                                                                       -----------
Comprehensive income ..................                                                                                        520
Cash Dividends ........................                                                       (299)                           (299)
Proceeds from stock options ...........          81,854           136           232                                            368
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, September 30, 1999 ...........       2,845,770     $   4,752    $   17,324     $    1,402   $       (418)    $     23,060
                                            ===========    ==========    ==========     ==========   =============    ============

Balance, December 31, 1999* ...........       2,987,627    $    4,989    $   18,867     $        0   $       (510)    $     23,346
Net Income ............................                                                      1,804                           1,804
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ......                                                                        143             143
                                                                                                                       -----------
Comprehensive income ..................                                                                                      1,947
Cash Dividends ........................                                                       (316)                           (316)
Proceeds from stock options ...........          29,337            49           (23)                                            26
                                            -----------    ----------    -----------    ----------   -------------    ------------
Balance, September 30, 2000 ...........       3,016,964    $    5,038    $   18,844     $    1,488   $       (367)    $     25,003
                                            ===========    ==========    ==========     ==========   =============    ============


* 5% stock dividend issued in January 2000 is reflected in December 31, 1999 data.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    (Amounts in thousands except share data)

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                          2000                 1999
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ............................................................................            $  1,804             $    890
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Provision for loan losses .............................................................                 497                  541
   Depreciation and amortization .........................................................                 393                  314
   Amortization and accretion (net) of premiums and
     discounts on securities .............................................................                  25                   85
   Increase in accrued interest receivable ...............................................                (178)                (488)
   Increase in other assets ..............................................................                (589)                (375)
   Increase (decrease) in accrued interest payable .......................................                 338                  (16)
   Increase in other liabilities .........................................................                 196                   62
                                                                                                      --------             --------
     Net cash provided by operating activities ...........................................               2,486                1,013
                                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ...........................................                   0                 (100)
   Purchases of securities available for sale ............................................              (4,580)              (8,874)
   Proceeds from the maturity of securities available for sale ...........................               3,194                5,424
   Proceeds from the call of securities available for sale ...............................                 433                3,060
   Net increase in loans .................................................................             (37,765)             (53,993)
   Purchase of premises and equipment ....................................................                (525)              (2,014)
                                                                                                      --------             --------
     Net cash used in investing activities ...............................................             (39,243)             (56,497)
                                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..............................................................              30,898               41,180
   Net increase in securities sold under repurchase
     agreements ..........................................................................               1,574               10,162
    Net increase in Federal funds purchased ..............................................                 130                    0
   Net increase (decrease) in notes payable Federal Home Loan Bank .......................              (3,000)               3,000
   Proceeds from stock options exercised .................................................                  26                  369
   Cash dividend .........................................................................                (316)                (299)
                                                                                                      --------             --------
     Net cash provided by financing activities ...........................................              29,312               54,412
                                                                                                      --------             --------
     Net increase (decrease) in cash and cash equivalents ................................              (7,445)              (1,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............................................              20,754               21,393
                                                                                                      --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................            $ 13,309             $ 20,321
                                                                                                      ========             ========

CASH PAID FOR
     Interest ............................................................................            $  6,431             $  4,260
                                                                                                      ========             ========
     Income Taxes ........................................................................            $    810             $    585
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

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.035 per common share to shareholders of record September 21, 2000, June 22, 2000 and March 23, 2000, respectively, payable October 6, 2000, July 7, 2000 and April 6, 2000, respectively.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 2,999,784 at September 30, 2000 and 2,841,854 at September 30 1999. The weighted average number of common shares outstanding for diluted net income per common share was 3,167,004 at September 30, 2000 and 3,092,702 at September 30, 1999.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1999
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and nine-month periods ending September 30, 2000 are not necessarily indicative of the results to be attained for any other period.

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

Overview

      Peoples Bancorporation, Inc. was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the Common Stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. On May 19, 2000, the Company filed an election with the Federal Reserve Bank of Richmond to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999. As a financial holding company, Peoples Bancorporation, Inc. may engage in activities that are financial in nature or incidental to a financial activity. The activities permissible for a financial holding company and the applicable notice procedures are contained in sections 225.85 through 225.89 of the Federal Reserve Board's Regulation Y (12 C.F.R. 225.85-89). The election to become a financial holding company became effective June 23, 2000.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the third quarter of 2000 was $696,000, or $0.22 per diluted share compared to $358,000, or $0.12 per diluted share for the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $1,804,000, or $0.57 per diluted share, compared to $890,000, or $0.29 per diluted share for the nine months ended September 30, 1999. Return on average equity for the nine months and three months ended September 30, 2000 was 9.81% and 11.08%, respectively, compared to 5.14% and 6.13%, respectively for the nine months and three months ended September 30, 1999. Return on average assets for the nine months and three months ended September 30, 2000 was 1.02% and 1.13%, respectively, compared to 0.66% and 0.72%, respectively, for the nine months and three months ended September 30, 1999. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2000 are attributable to the attainment of profitability by Seneca National Bank, which commenced operations in February 1999, the attainment of profitability by Bank of Anderson, N. A., which commenced business operations in September 1998, and increased earnings at The Peoples National Bank resulting largely from an increase in interest income from a larger base of interest-earning assets. For the nine months ended September 30, 2000, Seneca National Bank recorded net earnings of $13,000 compared to a net loss of $187,000 for the nine months ended September 30, 1999. Bank of Anderson, N. A. recorded net earnings of $163,000 for the nine months ended September 30, 2000 compared to a net loss of $153,000 for the nine months ended September 30, 1999. The Peoples National Bank recorded net earnings of $1,626,000 for the nine months ended September 30, 2000 compared to net earnings of $1,209,000 for the nine months ended September 30, 1999.

Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest revenue on interest-earning assets and the interest expense on interest-bearing liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $528,000, or 27.0%, to $2,484,000 in the third quarter of 2000 compared to $1,956,000 in the third quarter of 1999. For the nine months ended September 30, 2000, net interest income before provision for loan losses increased $1,750,000, or 32.5%, to $7,131,000 compared to $5,381,000 for the nine months ended September 30, 1999. The Company's net interest margin was 4.31% and 4.38%, respectively, for the three and nine months ended September 30, 2000, compared to 4.25% and 4.38% respectively, for the three and nine months ended September 30, 1999. The increases in net interest income for the quarter and year-to-date period in 2000 when compared to the quarter and year-to-date period in 1999 resulted largely from an increase in earning assets, primarily loans, attributable to all three of the Company's banking subsidiaries. The Company's net interest margin for the nine-month period ended September 30, 2000 remained flat when compared to the nine-month period ended September 30, 1999. The Company's net interest margin for the three-month period ended September 30, 2000 increased slightly over the comparable three-month period in 1999, largely as a result of an increase in earning assets.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months ended September 30, 2000 was $180,000 compared to $250,000 for the three months ended September 30, 1999, a decrease of $70,000 or 28.0%. The provision for loan losses during the nine months ended September 30, 2000 was $498,000 compared to $541,000 for the nine months ended September 30, 1999, a decrease of $43,000, or 7.9%. The variations in the provision for loan losses reflect the growth in the loan portfolio, the net amount of assets being charged off by the Company against the allowance for loan losses, and possible changes in the levels of risk associated with the various loans in the portfolio.

Non-interest Income

     Non-interest income increased $285,000, or 59.5%, to $764,000 for the third quarter of 2000 compared to $479,000 for the third quarter of 1999. For the nine months ended September 30, 2000 non-interest income increased $627,000, or 51.0%, to $1,857,000 compared to $1,230,000 for the nine months ended September 30, 1999. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees on mortgage loans, an increase in service charge income on deposit accounts, and an increase in income derived from the sale of alternative investment products. No gain or loss was realized on the sale of available-for-sale securities during the comparative periods.

Non-interest Expense

     Total non-interest expense increased $366,000, or 22.3%, to $2,007,000 for the third quarter of 2000 compared to $1,641,000 for the third quarter of 1999. For the first nine months of 2000, total non-interest expense increased $1,026,000, or 21.7%, to $5,746,000 compared to $4,720,000 for the first nine months of 1999. Salaries and benefits, the largest component of non-interest expense, increased $282,000, or 30.8%, in the third quarter of 2000 compared to the third quarter of 1999. For the nine months ended September 30, 2000, salaries and benefits increased $713,000, or 26.9%, to $3,355,000 compared to $2,642,000 for the nine months ended September 30, 1999. The increase in salaries and benefits for the comparative periods is primarily attributable to the addition of several employees as well as normal salary increases for the holding company and the three subsidiary banks. Occupancy expense increased $9,000, or 11.0%, in the third quarter of 2000 compared to the third quarter of 1999. For the first nine months of 2000 occupancy expense totaled $264,000, a $42,000, or 18.9%, increase over the $222,000 recorded for the first nine months of 1999. The increase in occupancy expense for the two comparative periods is attributable to an increase in depreciation, maintenance, and utilities expenses associated with the construction of a new branch office for Peoples National Bank in Easley which opened during the fourth quarter of 1999 and the renovation and expansion of the existing branch office of Peoples National Bank in Powdersville, which was completed during the second quarter of 2000. Equipment expense increased $6,000, or 4.0%, to $155,000 in the third quarter of 2000 when compared to $149,000 in the third quarter of 1999. For the first nine months of 2000, equipment expense totaled $447,000, a $51,000, or 12.9% increase over the $396,000 recorded for the first nine months of 1999. The increase is primarily attributable to additional furniture and equipment expense associated with Peoples National Bank's new office construction and office renovation described above. Other operating expense increased $69,000, or 13.9%, to $564,000 in the third quarter of 2000 when compared to $495,000 in the third quarter of 1999. For the nine months ended September 30, 2000, other operating expenses increased $220,000, or 15.0%, to $1,680,000 compared to $1,460,000 in other operating expenses recorded during the first nine months of 1999. The increase in other operating expenses is primarily attributable to increases in various expense categories resulting from a larger base of deposits, loans, and assets.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 78.7% of total earning assets. As of September 30, 2000, the Company held total gross loans outstanding of $178,138,000, which excludes loans held for sale. Gross loans increased $36,221,000 or 25.5% from $141,917,000 in total gross outstanding loans at December 31, 1999 and increased $49,075,000, or 38.0%, from $129,063,000 in total gross outstanding loans at September 30, 1999. The increase resulted from new loans generated by Bank of Anderson, N.A. and Seneca National Bank as well as internal loan growth experienced by The Peoples
National Bank. At September 30, 2000, Bank of Anderson, N.A. had gross outstanding loans of $37,690,000; Seneca National Bank had gross outstanding loans of $18,774,000; and The Peoples National Bank had outstanding gross loans of $121,674,000.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the nine months ended September 30, 2000 was 9.03% compared to 8.52%, for the first nine months of 1999. Approximately 36.9% of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Almost all of these loans are to borrowers located in South Carolina, and they are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and loans secured by commercial and residential real estate, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks have residential mortgage loan originators who originate and package loans that are pre-sold at origination to third parties and are classified as loans held for sale for reporting purposes. At September 30, 2000 the Company held $8,094,000 of mortgage loans held for sale compared to $6,662,000 at December 31, 1999 and $12,890,000 at September 30, 1999. During the third quarter of 2000, the Company originated $43,014,000 and sold $34,920,000 in residential mortgages.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each of the Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, or corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2000, approximately $12,428,000, or 54.4%, of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

     Management believes that the loan portfolio is adequately diversified. The Company has no foreign loans or loans for highly leveraged transactions. The Company has few agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2000 was $1,967,000, or 1.06% of loans outstanding (including loans held for sale) compared to $1,581,000, or 1.06% of loans outstanding, at December 31, 1999 and $1,578,000, or 1.11% of loans outstanding, at September 30, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectability of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2000, the Company had $1,073,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $502,000 in Other Real Estate Owned. These compares to $628,000 in non-accruing loans, $150,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $219,000 in Other Real Estate Owned at December 31, 1999. At September 30, 1999, The Company had $501,000 in non-accruing loans, $177,000 in restructured loans and no loans more than ninety days past due and still accruing interest and $219,000 in Other Real Estate Owned. Non-performing loans at September 30, 2000 consisted of $160,000 in commercial loans; $864,000 in mortgage loans; and $49,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.84%, 0.67% and 0.63% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

     Net charge-offs during the three month period and nine month periods ended September 30, 2000 were $25,000 and $112,000, respectively, compared to net charge-offs of $33,000 and $56,000, respectively, for the three-month and nine-month periods ended September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 183%, 233% and 203%, respectively, as of September 30, 2000, September 30, 1999 and December 31, 1999.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS No. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At each of September 30, 2000, September 30, 1999, and December 31, 1999 the Company had no impaired loans.

Securities

          The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals and to generate income. At September 30, 2000, securities totaled $36,796,000. Securities increased $1,142,000 from $35,654,000 invested as of December 31, 1999 and $852,000 from $35,944,000 invested as of September 30, 1999.

         At September 30, 2000, the Company's total investments classified as available for sale had a book value of $33,683,000 and a market value of $33,125,000 for an unrealized net loss of $558,000. This compares to a book value of $32,356,000 and a market value of $31,723,000 for an unrealized net loss of $633,000 on the Company's investments classified as available for sale at September 30, 1999. At December 31, 1999 the Company's total investments classified as available for sale had a book value of $31,982,000 and a market value of $31,209,000 for an unrealized net loss of $773,000.

Deposits

         The Company's primary source of funds for loans and investments is deposits. Total deposits were $199,673,000 at September 30, 2000, an increase of $30,897,000, or 18.3%, from $168,776,000 at December 31, 1999 and an increase of
$38,393,000,  or 23.8%, from $161,280,000 at September 30, 1999. These increases resulted from deposits generated by The Peoples National Bank, Bank of Anderson, and Seneca National Bank in their respective markets. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first nine months of 2000, interest-bearing deposits averaged $161,765,000 compared to $120,387,000 for the first nine months of 1999. The average interest rate paid on interest-bearing deposits was 4.89% for the first nine months of 2000 compared to 4.21% for the first nine months of 1999. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At September 30, 2000 interest-bearing deposits comprised 84.8% of total deposits compared to 85.7% at September 30, 1999.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, they continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits averaged approximately 74.8% for the nine months ended September 30, 2000. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered to be less stable and less reliable than core deposits. At September 30, 2000, certificates of deposit greater than $100,000 totaled $42,172,000 compared to $20,494,000 at December 31, 1999 and $34,489,000 at September 30, 1999.

Short-Term Borrowings

         The Company's short-term borrowings are comprised of daily federal funds purchased, securities sold under repurchase agreements, and short-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2000 short-term borrowings totaled $19,138,000 and were comprised of $130,000 in federal funds purchased, $17,008,000 in securities sold under repurchase agreements, and $2,000,000 in short-term Federal Home Loan Bank advances compared to $20,434,000 in short-term borrowings at December 31, 1999, which were comprised of $15,434,000 in securities sold under repurchase agreements and $5,000,000 in short-term Federal Home Loan Bank advances. At September 30, 1999 short-term borrowings totaled $21,142,000, which were comprised of $16,142,000 in securities sold under repurchase agreements and $5,000,000 in short-term Federal Home Loan Bank advances.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and funds due from banks, federal funds sold, and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2000, The Peoples National Bank had $2,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2000 The Peoples National Bank had a total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to sixteen percent (16%) of its total assets or approximately $27,000,000, with the unused borrowing capacity being $25,000,000. The Company's other two bank subsidiaries, Bank of Anderson, N. A. and Seneca National Bank have a borrowing capacity with the Federal Home Loan Bank equal to ten percent (10%) of their total assets or approximately $5,100,000 and $2,500,000, respectively at September 30, 2000, all of which was available. At September 30, 2000, the Banks collectively had unused federal funds lines of credit totaling $13,720,000 with correspondent banks.

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

         The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2000.


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                        Well                       Adequately
                                                                                     Capitalized                   Capitalized
                                                          Actual                     Requirement                   Requirement
                                                  Amount         Ratio          Amount         Ratio         Amount          Ratio
                                                  ------         -----          ------         -----         ------          -----
Company:
Total Risk-based Capital ...............         $27,336         14.57%        $18,762         10.00%        $15,009           8.00%
Tier 1 Risk-based Capital ..............         $25,370         13.52%        $11,259          6.00%        $ 7,506           4.00%
Leverage Ratio .........................         $25,370         10.23%        $12,400          5.00%        $ 9,920           4.00%

Peoples National Bank:
Total Risk-based Capital ...............         $14,927         11.42%        $13,071         10.00%        $10,457           8.00%
Tier 1 Risk-based Capital ..............         $13,637         10.44%        $ 7,837          6.00%        $ 5,225           4.00%
Leverage Ratio .........................         $13,637          8.02%        $ 8,502          5.00%        $ 6,801           4.00%

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 5,706         15.02%        $ 3,799         10.00%        $ 3,039           8.00%
Tier 1 Risk-based Capital ..............         $ 5,264         13.85%        $ 2,280          6.00%        $ 1,520           4.00%
Leverage Ratio .........................         $ 5,264         10.55%        $ 2,495          5.00%        $ 1,996           4.00%

Seneca National Bank:
Total Risk-based Capital ...............         $ 3,490         19.06%        $ 1,831         10.00%        $ 1,465           8.00%
Tier 1 Risk-based Capital ..............         $ 3,261         17.81%        $ 1,099          6.00%        $   732           4.00%
Leverage Ratio .........................         $ 3,261         13.20%        $ 1,235          5.00%        $   988           4.00%


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

     The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2000, on a cumulative basis through 12 months, rate sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $53.3 million. This liability sensitive position is largely attributable to assuming that the Company's NOW accounts, which totaled $24 million at September 30, 2000, will reprice within one year. This assumption may or may not hold true as the Company believes its NOW accounts are generally not price sensitive.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

                  The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.


Item 2.       Changes in Securities and Use of Proceeds

                  During the period ended September 30, 2000 the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                   Aggregate
                         Class of           # of Shares            Exercise
   Date Issued          Purchasers             Issued                Price
   -----------          ----------             ------                -----
    01/07/2000          Employees                 775              $ 3,666
    06/12/2000          Employees              30,629*           $ 151,797
    08/13/2000          Employees               5,904              $21,998

              *Stock purchase by exchange of 7,971 shares.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

               Exhibit 27  Financial Data Schedule

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES BANCORPORATION, INC.


Dated: November 6, 2000             By:    /s/ Robert E. Dye
                                         -------------------
                                           Robert E. Dye
                                           President and Chairman of the Board


Dated:  November 6, 2000            By:   /s/ William B. West
                                        ---------------------
                                           William B. West
                                           Sr. Vice President & CFO
                                           (principal financial officer)

                                  EXHIBIT INDEX


          Exhibit No. From
             Item 601 of
           Regulation S-B                            Description
           --------------                            -----------

                 27                                  Financial Data Schedule