Form 10-K
period 2000-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2001-03-21
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 25049

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

        Commission File No. 000-20616

                         Peoples Bancorporation, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           South Carolina                                 57-0951843
           --------------                                 ----------
    (State or other jurisdiction                        (IRS Employer
 of incorporation or organization)                   Identification No.)

               1814 East Main Street, Easley, South Carolina 29640
               ---------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)
       Registrant's Telephone Number, Including Area Code: (864) 859-2265

             Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934:
                                      None

             Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934:
                          Common Stock, $1.67 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (2,292,056 shares) on March 1, 2001 was approximately $37,246,000. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2001: 3,168,046 shares of $1.67 par value common stock.

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

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts; NOW accounts; savings and other time deposits of various types; daily repurchase agreements; alternative investment products such as annuities, mutual funds, stocks and bonds; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; letters of credit; home equity lines of credit; an accounts receivable financing program; a wholesale mortgage lending program; safe deposit boxes; bank money orders; wire transfer services; and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. There are no material seasonal factors that would have an adverse effect on the Company.

         As a financial holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprises and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends and fees for services performed.

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

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with savings institutions and credit unions. In Pickens County, there are thirty-one (31) competitor bank branches, one (1) savings institution branch, and three (3) credit union branches. In Anderson County there are fifty-three (53) competitor bank branches, six (6) savings institution branches and seven (7) credit union branches. In Oconee County, there are fourteen (14) competitor bank branches, five (5) savings institution branch and one (1) credit union branch. The Peoples National Bank has approximately 12.18% of the FDIC insured deposits in Pickens County. The Peoples National Bank and Bank of Anderson, combined, have approximately 3.82% of the FDIC insured deposits in Anderson County. Seneca National Bank has approximately 3.08% of the FDIC insured deposits in Oconee County.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2000, 1999 and 1998. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                     AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                            (dollars in thousands)
                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                                   2000                  1999                 1998
                                                                                   ----                  ----                 ----
Assets
Cash and Due from Banks .............................................             $  7,451             $  6,617             $  4,870

Taxable Securities ..................................................               33,794               34,308               25,093
Tax-Exempt Securities ...............................................                3,972                4,265                4,358
Federal Funds Sold ..................................................                6,252               14,414               11,126
Gross Loans .........................................................              179,398              119,623               79,181
Less:  Loan Loss Reserve ............................................                1,816                1,378                1,027
                                                                                  --------             --------             --------
Net Loans ...........................................................              177,582              118,245               78,154
                                                                                  --------             --------             --------

Other Assets ........................................................               11,034                9,156                6,055
                                                                                  --------             --------             --------
Total Assets ........................................................             $240,085             $187,055             $129,656
                                                                                  ========             ========             ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ........................................             $ 26,997             $ 20,798             $ 13,884
Interest-bearing Deposits:
    Interest Checking ...............................................               24,738               21,739               14,214
    Savings Deposits ................................................                5,149                4,879                4,336
    Money Market ....................................................               26,085               24,823               18,353
    Certificates of Deposit .........................................               96,162               65,406               49,577
    Individual Retirement Accounts ..................................               12,391                9,370                6,944
                                                                                  --------             --------             --------
Total Interest-bearing Deposits .....................................              164,525              126,217               93,424
                                                                                  --------             --------             --------

Short-term Borrowings ...............................................               21,194               12,309                4,638
Long-term Borrowings ................................................                  833                3,308                2,002
Other Liabilities ...................................................                1,690                1,093                1,101
                                                                                  --------             --------             --------
    Total Liabilities ...............................................              215,239              163,725              115,049
                                                                                  --------             --------             --------

Common Stock ........................................................                4,997                4,737                3,426
Additional paid-in capital ..........................................               18,736               17,183                9,076
Retained earnings ...................................................                1,113                1,360                2,105
                                                                                  --------             --------             --------
    Total Shareholders' Equity ......................................               24,846               23,280               14,607
                                                                                  --------             --------             --------

Total Liabilities and Shareholders Equity ...........................             $240,085             $187,055             $129,656
                                                                                  ========             ========             ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2000, 1999 and 1998 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                           Year Ended December 31, 2000
                                                              (dollars in thousands)
                                                   Average            Interest           Average
Assets                                             Amount           Earned/Paid         Yield/Rate
------                                             ------           -----------         ----------

Securities - Taxable ....................       $      33,794      $       2,086           6.17%
             Tax-Exempt .................               3,972                195           7.44%*

Federal Funds Sold ......................               6,252                397           6.35%

Gross Loans .............................             179,398             16,157           9.01%
                                                -------------      -------------

    Total Earning Assets ................       $     223,416      $      18,835           8.48%*
                                                =============      =============

Liabilities
Interest Checking .......................       $      24,738      $         519           2.10%
Savings Deposits ........................               5,149                 92           1.79%
Money Market ............................              26,085              1,136           4.35%
Certificates of Deposit .................              96,162              5,772           6.00%
Individual Retirement Accounts ..........              12,391                737           5.95%
                                                -------------      -------------
                                                      164,525              8,256

Short-term Borrowings ...................              21,194                984           4.64%
Long-term Borrowings ....................                 833                 34           4.08%
                                                -------------      -------------

    Total Interest-bearing Liabilities ..       $     186,552      $       9,274           4.97%
                                                =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities .....       $      36,864
                                                =============
Net interest income .....................                          $       9,561
                                                                   =============
Interest rate spread ....................                                                  3.51%*
Net yield on earning assets .............                                                  4.32%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                           Year Ended December 31, 1999
                                                              (dollars in thousands)
                                                   Average            Interest           Average
Assets                                             Amount           Earned/Paid         Yield/Rate
------                                             ------           -----------         ----------

Securities - Taxable ........................   $      34,308      $       1,969           5.74%
             Tax-Exempt .....................           4,265                214           7.64%*

Federal Funds Sold ..........................          14,414                783           5.43%

Gross Loans .................................         119,623             10,611           8.87%
                                                -------------      -------------

    Total Earning Assets ....................   $     172,610      $      13,577           7.93%*
                                                =============      =============

Liabilities
Interest Checking ...........................   $      21,739      $         456           2.10%
Savings Deposits ............................           4,879                 87           1.78%
Money Market ................................          24,823                986           3.98%
Certificates of Deposit .....................          65,406              3,404           5.20%
Individual Retirement Accounts ..............           9,370                494           5.28%
                                                -------------      -------------
                                                      126,217              5,427

Short-term Borrowings .......................          12,309                521           4.22%
Long-term Borrowings ........................           3,308                174           5.26%
                                                -------------      -------------

    Total Interest-bearing Liabilities ......   $     141,834      $       6,122           4.32%
                                                =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities .........   $      30,776
                                                =============
Net interest income .........................                      $       7,455
                                                                   =============
Interest rate spread ........................                                              3.61%*
Net yield on earning assets .................                                              4.38%*

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

     For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                           Year Ended December 31, 1998
                                                              (dollars in thousands)

                                                   Average            Interest           Average
Assets                                             Amount           Earned/Paid         Yield/Rate
------                                             ------           -----------         ----------

Securities - Taxable ........................   $      25,093      $       1,430           5.70%
             Tax-Exempt .....................           4,358                229           7.96%*

Federal Funds Sold ..........................          11,126                678           6.09%

Gross Loans .................................          79,181              7,506           9.48%
                                                -------------      -------------

    Total Earning Assets ....................   $     119,758      $       9,843           8.32%*
                                                =============      =============

Liabilities
Interest Checking ...........................   $      14,214      $         277           1.95%
Savings Deposits ............................           4,336                 89           2.05%
Money Market ................................          18,353                770           4.20%
Certificates of Deposit .....................          49,577              2,701           5.45%
Individual Retirement Accounts ..............           6,944                380           5.49%
                                                -------------      -------------
                                                       93,424              4,217           4.51%

Short-term Borrowings .......................           4,638                186           4.01%
Long-term Borrowings ........................           2,002                113           5.64%
                                                -------------      -------------

    Total Interest-bearing Liabilities ......   $     100,064      $       4,516           4.51%
                                                =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities .........   $      19,694
                                                =============
Net interest income .........................                      $       5,327
                                                                   =============
Interest rate spread ........................                                              3.81%*
Net yield on earning assets .................                                              4.55%*

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

                                                                         Year Ended December 31,
                                                                          2000 compared to 1999
                                                                          (dollars in thousands)
                                                                        Increase (Decrease) Due to
                                                            Volume                  Rate                 Change
                                                            ------                  ----                 ------
Interest earned on:
Securities
     Taxable .......................................   $         (30)         $         147          $         117
     Tax-Exempt ....................................             (14)                    (5)                   (19)

Federal Funds Sold .................................            (501)                   115                   (386)

Net Loans ..........................................           5,386                    159                  5,545
                                                       -------------          -------------          -------------

Total Interest Income ..............................           4,841                    416                  5,257
                                                       -------------          -------------          -------------

Interest paid on:
     Interest Checking .............................              63                      0                     63
     Savings Deposits ..............................               5                      0                      5
     Money Market ..................................              45                    105                    150
     Certificates of Deposit .......................           1,965                    403                  2,368
     Individual Retirement Accounts ................             193                     49                    242
                                                       -------------          -------------          -------------
                                                               2,271                    557                  2,828
Short-term Borrowings ..............................             418                     45                    463
Long-term Borrowings ...............................             (89)                   (51)                  (140)
                                                       --------------         --------------         --------------

Total Interest Expense .............................           2,600                    551                  3,151
                                                       -------------          -------------          -------------

Change in Net Interest Income ......................   $       2,241          $        (135)         $       2,106
                                                       =============          =============          =============

         As reflected in the table above, most of the increase in 2000 net interest income of $2,106,000 was primarily due to the change in volume. Substantially all the $5,257,000 increase in interest income was related to the volume growth in the loan portfolios. In reviewing the Company's deposits, substantially all the $3,151,000 increase in interest expense was due to the increases in Certificates of Deposits.

                                                                         Year Ended December 31,
                                                                          1999 compared to 1998
                                                                          (dollars in thousands)
                                                                        Increase (Decrease) Due to
                                                                        --------------------------
                                                            Volume                  Rate                 Change
                                                            ------                  ----                 ------
Interest earned on:
Securities
     Taxable                                           $         529          $          10          $         539
     Tax-Exempt                                                   (5)                   (10)                   (15)

Federal Funds Sold                                               184                    (79)                   105

Net Loans                                                      3,715                   (610)                 3,105
                                                       -------------          --------------         -------------

Total Interest Income                                          4,423                   (689)                 3,734
                                                       -------------          --------------         -------------

Interest paid on:
     Interest Checking                                           160                     19                    179
     Savings Deposits                                             10                    (12)                    (2)
     Money Market                                                259                    (43)                   216
     Certificates of Deposit                                     828                   (126)                   702
     Individual Retirement Accounts                              129                    (14)                   115
                                                       -------------          --------------         -------------
                                                               1,386                   (176)                 1,210
Short-term Borrowings                                            325                     10                    335
Long-term Borrowings                                              69                     (8)                    61
                                                       -------------          --------------         -------------

Total Interest Expense                                         1,780                   (174)                 1,606
                                                       -------------          --------------         -------------

Change in Net Interest Income                          $       2,643          $        (515)         $       2,128
                                                       =============          ==============         =============


         As reflected in the table above, the increase in net interest income of $2,128,000 was primarily due to the changes in volume. On the interest income side, substantially all the $3,734,000 increase was related to the volume growth in the loan and investment portfolios. On the deposit side, substantially all the $1,606,000 increase in interest expense was due to the large volume of interest-bearing deposit accounts coupled with additional interest expense associated with both long-term and short term borrowings.

LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2000, approximately $11,689,000, or 49%, of commercial loans were unsecured compared to approximately $10,792,000 or 42% at December 31, 1999.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. The Company also purchases mortgage loans through a wholesale mortgage loan division of The Peoples National Bank that are also pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In 2000, the Company originated $188,087,000, and sold $171,095,000 in mortgage loans held for sale.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2000, 1999, 1998, 1997 and 1996.

                                                          Loan Portfolio Composition
                                                            (dollars in thousands)
                                                                 December 31,
                                                                 ------------
Type of Loan                            2000          1999           1998          1997          1996
------------                            ----          ----           ----          ----          ----

Commercial and Industrial .........   $   24,084   $    25,677   $    13,812    $    11,031   $     7,296
Real Estate .......................      141,516       101,277        62,099         55,291        47,644
Consumer Loans ....................       19,426        14,963        12,106         10,527        11,225
Mortgage loans held for sale ......       16,992         6,662             0              0             0
                                     -----------   -----------   -----------    -----------   -----------
     Subtotal .....................      202,018       148,579        88,017         76,849        66,165
   Less allowance for loan losses .        2,023         1,581         1,093            987           761
                                     -----------   -----------   -----------    -----------   -----------
Net Loans .........................   $  199,995    $  146,998    $   86,924     $   75,862    $   65,404
                                     ===========   ===========   ===========    ===========   ===========

         The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

                                                         Loan Maturity and Interest Sensitivity
                                                                 (dollars in thousands)

                                                            Due After 1
                                         Due in 1           Year up to            Due after
Type of Loans                          Year or less           5 years              5 years              Total
-------------                          ------------           -------              -------              ----

Commercial and Industrial ........    $        9,304      $        8,620       $        6,160       $       24,084
Real Estate ......................            64,489              65,561               11,466              141,516
Consumer Loans ...................             7,505               6,952                4,969               19,426
Mortgage Loans Held for Sale .....            16,992                   0                    0               16,992
                                      --------------      --------------       --------------       --------------
    Total ........................    $       98,290      $       81,133       $       22,595       $      202,018

         All loans are recorded according to original terms, and demand loans, overdrafts, mortgage loans held for sale and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2000, the amount of loans due after one year with predetermined interest rates totaled approximately $90,829,000 while the amount of loans due after one year with floating interest rates totaled approximately $27,352,000.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                       December 31,
                                                                                       ------------
                                                                                   (dollars in thousands)

Non-performing Assets                                     2000             1999             1998             1997             1996
---------------------                                     ----             ----             ----             ----             ----

Non-performing loans:
  Non-accrual loans ...........................          $  993           $  628           $  617           $  757           $  398
  Past due 90 days or more ....................             108                0                0              142              123
  Other restructured loans ....................              67              150                8               10                0
                                                         ------           ------           ------           ------           ------
Total non-performing loans ....................          $1,168           $  778           $  625           $  909           $  411
Real estate acquired in
  Settlement of loans .........................             478              219              101              125              197
                                                         ------           ------           ------           ------           ------
Total non-performing assets ...................          $1,646           $  997           $  726           $1,034           $  608
                                                         ======           ======           ======           ======           ======
Non-performing assets as a
  Percentage of loans and
  other real estate ...........................            0.81%            0.67%            0.82%            1.34%            0.92%
Allowance for loan losses as
  a percentage of non-
  performing loans ............................             173%             252%             177%             130%             146%

         Accrual of interest is discontinued on a loan when management of the Company determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $65,000 for the year ended December 31, 2000. The amount of interest on those loans that was included in net income for 2000 amounts to $38,000.

         As of December 31, 2000, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provision of SFAS No.114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 2000 and 1999, the recorded investment in loans for which impairment was recognized was $0 and $0, respectively.

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

         On December 31, 2000, the allowance for loan losses was $2,023,000, or 1.00% of gross outstanding loans compared to $1,581,000, or 1.06% of gross outstanding loans at December 31, 1999. During fiscal 2000, the Company experienced net charge-offs of $239,000, or 0.13% of average loans, compared to net charge-offs of $83,000, or 0.07% of average loans in fiscal 1999. Consumer loan net charge-offs were $122,000 in 2000 compared to net charge-offs of $35,000 in 1999. Commercial loan net recoveries were $101,000 in 2000 compared to net recoveries of $2,000 in 1999. Mortgage loan net charge-offs were $16,000 in 2000 compared to net charge-offs of $50,000 in 1999.

         The Company made provisions for loan losses of $681,000 in fiscal 2000 compared to $571,000 for fiscal 1999.

         In fiscal 2000 and 1999, The Peoples National Bank made provisions for loan losses of $403,000 and $204,000, respectively. In fiscal 2000 and 1999, The Peoples National Bank recorded net charge-offs of $233,000 and $83,000, respectively. In fiscal 2000, Bank of Anderson made provisions for loan losses of $198,000 compared to $219,000 in 1999. In fiscal 2000, Bank of Anderson recorded net charge-offs of $3,000. Seneca National Bank, which commenced operations in February of 1999, made provisions for loan losses of $80,000 in fiscal 2000 compared to $148,000 in 1999. In fiscal 2000 Seneca National Bank recorded net charge-offs of $3,000.

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

         The following tables set forth the allocation of the allowance for loan losses based on the percentage of total loans in each category at December 31, 2000, 1999, 1998, 1997 and 1996. Management does not segregate the allowance by category and the entire allowance is available to absorb losses from all categories.

                                                Composition of Allowance for Loan Losses
                                                         (dollars in thousands)
                                   2000            1999           1998            1997           1996
                                   ----            ----           ----            ----           ----

Commercial and industrial ....   $       263    $       286     $       172    $     142       $      84
Real Estate ..................         1,547          1,128             771          710             548
Consumer .....................           213            167             150          135             129
                                 -----------    -----------     -----------    ---------       ---------
     Total ...................   $     2,023    $     1,581     $     1,093    $     987       $     761
                                 ===========    ===========     ===========    =========       =========

                                                     Percentage of Loans in Category

                                      2000            1999           1998          1997           1996
                                      ----            ----           ----          ----           ----

Commercial and industrial ....        13.02%         18.09%          15.69%       14.35%          11.04%
Real Estate ..................        76.48%         71.36%          70.55%       71.95%          71.97%
Consumer .....................        10.50%         10.55%          13.75%       13.70%          16.99%
                                     ------         -------         ------       ------          ------
     Total ...................       100.00%        100.00%         100.00%      100.00%         100.00%
                                     ======         ======          ======       ======          ======

         The following table summarizes loan balances of the Company at the end of each period and averages for each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to expense.

                                                                Summary of Loan Loss Experience
                                                                    (dollars in thousands)
                                                                   Years Ended December 31,
                                                                   ------------------------
                                           2000             1999             1998             1997             1996
                                           ----             ----             ----             ----             ----
Balance at beginning of year .........  $     1,581      $     1,093      $       987      $       761      $       670
Charge-offs:
     Commercial and industrial .......          104               15               30               32               43
     Real estate .....................           17               50               56                8                2
     Consumer ........................          127               80               53               86              148
                                        -----------      -----------      -----------      -----------      -----------
                                                248              145              139              126              193
Recoveries:
     Commercial and industrial .......            3               17                3               11               10
     Real estate .....................            1                0                0                5                1
     Consumer ........................            5               45               48               15               13
                                        -----------      -----------      -----------      -----------      -----------
                                                  9               62               51               28               24
                                        -----------      -----------      -----------      -----------      -----------
Net Charge-offs ......................          239               83               88               98              169

Provision for loan losses ............          681              571              194              324              260
                                        -----------      -----------      -----------      -----------      -----------
Balance at end of year ...............  $     2,023      $     1,581      $     1,093      $       987      $       761
                                        ===========      ===========      ===========      ===========      ===========

Asset Quality Ratios:
--------------------
                                                                   Years Ended December 31,
                                                                   ------------------------
                                           2000             1999             1998             1997             1996
                                           ----             ----             ----             ----             ----

Net charge-offs to average loans .....       0.13%             0.07%            0.11%            0.13%            0.28%
   outstanding during the year
Net charge-offs to total loans .......       0.11%             0.06%            0.10%            0.13%            0.26%
   outstanding at end of year
Allowance for loan losses to .........       1.13%             1.32%            1.38%            1.33%            1.26%
   average loans
Allowance for loan losses to .........       1.00%             1.06%            1.24%            1.29%            1.15%
    total loans
Net charge-offs to allowance for .....      11.79%             5.25%            8.07%            9.93%           22.33%
    loan losses
Net charge-offs to provision for .....      35.05%            14.54%           45.40%           30.21%           65.00%
    loan losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2000. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2000, 1999 and 1998.

                                                                        Securities Composition
                                                                        (dollars in thousands)
                                                    2000                         1999                        1998
                                                    ----                         ----                        ----
                                          Amortized       Market       Amortized       Market      Amortized       Market
                                             Cost          Value          Cost         Value          Cost          Value
                                             ----          -----          ----         -----          ----          -----
AVAILABLE FOR SALE
Obligations of U.S. Treasury and
other U.S. Government agencies .........   $  31,767     $  31,673      $  30,957     $  30,184     $  31,087     $  31,014
State and Political Subdivisions .......           0             0              0             0           125           125
                                           ---------     ---------      ---------     ---------     ---------     ---------
Total Available for Sale ...............   $  31,767     $  31,673      $  30,957     $  30,184     $  31,212     $  31,139
                                            --------      --------       --------      --------      --------      --------
HELD FOR INVESTMENT
State and Political Subdivisions .......   $   3,754     $   3,794      $   4,445     $   4,438     $   4,129     $   4,265
                                            --------     ---------       --------      --------      --------      --------
Total Held for Investment ..............   $   3,754         3,794      $   4,445     $   4,438     $   4,129     $   4,265
Other Investments ......................       1,088         1,088          1,025         1,025           831           832
                                            --------     ---------       --------      --------      --------      --------
         Total .........................   $  36,609     $  36,555      $  36,427     $  35,647     $  36,172     $  36,236
                                            ========      ========       ========      ========      ========      ========


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

         At  December  31,  2000,  the  Company's  total  investment   portfolio
classified as available for sale had a book value of $32,855,000 and a market value of $32,761,000 for an unrealized net loss of $94,000.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 2000:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                  Average Yield
                                                                            ----                  -------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year .................................................     $       1,766                  5.44%
         1-5 Years ................................................            20,624                  6.25%
         5-10 Years ...............................................             4,496                  6.28%
         Greater than 10 Years ....................................             4,881                  6.33%
                                                                        -------------
                                                                        $      31,767                  6.25%
                                                                        =============
HELD FOR INVESTMENT State and political subdivisions:
         0-1 Year .................................................     $         510                  7.25%*
         1-5 Years ................................................             2,402                  7.08%*
         5-10 Years ...............................................               742                  6.06%*
         Greater than 10 Years ....................................               100                  6.38%*
                                                                        -------------
                  Total ...........................................     $       3,754                  6.88%*
                                                                        =============

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

         The Company's average deposits in 2000 were $191,522,000, compared to $147,015,000 the prior year, an increase of $44,507,000, or 30.3%. The increase in average deposits in 2000 is largely attributable to new deposits generated by Bank of Anderson and Seneca National Bank.

         In 2000, average noninterest-bearing deposits increased approximately $6,199,000, or 29.8%, average money market accounts increased $1,262,000, or 5.1%, average interest-bearing checking accounts increased $2,999,000 or 13.8%, average certificates of deposit increased $30,756,000, or 47.0%, and individual retirement accounts increased $3,021,000, or 32.2%. The significant growth in all deposit categories is attributable to new deposits generated by Bank of Anderson and Seneca National Bank in 2000, coupled with continued internal deposit growth at The Peoples National Bank. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2000, 1999 and 1998, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                       Average Amount                    Average Rate Paid
----------------                                       --------------                    -----------------
                                                   (dollars in thousands)
                                                2000        1999        1998       2000        1999        1998
                                                ----        ----        ----       ----        ----        ----
Noninterest-bearing Deposits ...............  $  26,977  $  20,798    $  13,884
Interest-bearing Deposits
    Interest Checking ......................     24,738     21,739       14,214     2.10%      2.10%        1.95%
    Savings Deposits .......................      5,149      4,879        4,336     1.79%      1.78%        2.05%
    Money Market ...........................     26,085     24,823       18,353     4.35%      3.98%        4.20%
    Certificates of Deposit ................     96,162     65,406       49,577     6.00%      5.20%        5.45%
    Individual Retirement Accounts .........     12,391      9,370        6,944     5.95%      5.28%        5.49%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 77% in 2000 compared to approximately 80% in 1999. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. Virtually all of the certificates of deposit over $100,000 are held by local customers. The Company does not accept brokered deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2000:

                                                  Time Certificates of Deposit
                                                  ----------------------------
                                                      (dollars in thousands)
            3 months or less ...................    $            11,270
            4-6 months .........................                 23,645
            7-12 months ........................                  9,335
            Over 12 months .....................                  9,377
                                                    -------------------
                     Total .....................    $            53,627
                                                    ===================

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                           2000             1999              1998
                                                          -----             ----              ----
        Return on average assets ....................      1.01%             0.74%            0.96%
        Return on average equity ....................      9.78%             5.91%            8.71%
        Average equity to average assets ratio ......     10.35%            12.45%           11.27%
        Dividend payout ratio .......................     18.26%            28.95%           24.09%


SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2000, 1999 and 1998. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                            2000              1999              1998
                                                            ----              ----              ----

Balance at year end                                   $  17,817,000     $    15,434,000   $     5,980,000
Rate at year end                                               6.53%               4.93%             2.90%
Maximum amount outstanding at any month end           $  32,613,000     $    16,595,000   $     5,980,000
Average amount outstanding during the year            $  21,194,000     $    12,803,000   $     4,575,000
Average rate paid during the year                              4.80%               4.07%             3.30%

MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rate and equity prices. The Company's primary risk is interest rate risk.

         The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2000, approximately 36% of the Company's interest-earning assets repriced or matured within one year compared to approximately 89% of interest-bearing liabilities.

         The following table shows the Company's rate sensitive position at December 31, 2000, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $94 million more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2000, was 48%, indicating a "liability sensitive" position.

         The following table sets forth the Company's interest sensitivity position as of December 31, 2000.

                          Interest Sensitivity Analysis
                             (dollars in thousands)

                                                  Within 3         4-12                           Over 5
                                                   Months         months         1-5 years        Years           Total
                                                   ------         ------         ---------        -----           -----
INTEREST-EARNING ASSETS:
  Federal Funds Sold .........................   $    1,180     $        0     $        0       $        0    $    1,180
  Investment Securities ......................          342          3,292         26,981            5,995        36,610
  Interest Bearing Deposits in Other Banks ...           43              0              0                0            43
  Loans ......................................       64,432         17,595         78,349           41,642       202,018
                                                 ----------     ----------     ----------       ----------    ----------

Total Interest-Earning Assets ................   $   65,997     $   20,887     $  105,330       $   47,637    $  239,851
                                                 ----------     ----------     ----------       ----------    ----------

INTEREST-BEARING LIABILITIES:
    Interest Checking ........................            0         26,122              0                0        26,122
    Savings Deposits .........................            0          4,941              0                0         4,941
    Money Market .............................       21,674              0              0                0        21,674
    Time Deposits ............................       39,706         62,807         21,667                0       124,180
    Other Borrowings .........................       25,817              0              0                0        25,817
                                                 ----------     ----------     ----------       ----------    ----------

Total Interest-Bearing Liabilities ...........       87,197         93,870         21,667                0       202,734
                                                 ----------     ----------     ----------       ----------    ----------

Interest sensitive gap .......................   $  (21,200)    $  (72,983)    $   83,663       $   47,637
Cumulative interest sensitive gap ............   $  (21,200)    $  (94,183)    $  (10,520)      $   37,117
RSA/RSL ......................................           76%            22%
Cumulative RSA/RSL ...........................           76%            48%

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long term funds on a secured basis. At December 31, 2000 The Peoples National Bank had $5,000,000 in long-term borrowings and $3,000,000 in short term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2000, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $20,661,000. The Company's other two bank subsidiaries, Bank of Anderson, N. A. and Seneca National Bank have established lines of credit with the Federal Home Loan Bank totaling $8,551,000. At December 31, 2000, the Banks', in aggregate, had unused federal funds lines of credit totaling $13,850,000 with correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

         The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities or sales of loans and investment securities, generation of deposits and Federal Home Loan Bank advances. Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 9.90% at December 31, 2000 compared to 11.05% at December 31, 1999. The leverage capital ratio for The Peoples National Bank was 8.20% at December 31, 2000 compared to 7.87% at December 31, 1999. Bank of Anderson's leverage capital ratio was 9.68% at December 31, 2000 compared to 12.61% at December 31, 1999. Seneca National Bank's leverage capital ratio was 12.66% at December 31, 2000 compared to 20.19% at December 31, 1999. The decreases in the Company's, Bank of Anderson's and Seneca National Bank's leverage capital ratios resulted from growth experienced during 2000.

         The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 14.16% and its Tier 1 capital to risk weighted assets ratio was 13.14% at December 31, 2000, compared to 16.23% and 15.22%, respectively, at December 31, 1999. The Peoples National Bank's risk-based capital ratio was 11.30% and its Tier 1 capital to risk weighted assets ratio was 10.35% at December 31, 2000, compared to 11.73% and 10.75%, respectively, at December 31, 1999. Bank of Anderson's risk-based capital ratio was 13.77% and its Tier 1 capital to risk weighted assets ratio was 12.57% at December 31, 2000 compared to 19.21% and 18.10%, respectively at December 31, 1999. Seneca National Bank's risk-based capital ratio was 19.12% and its Tier 1 capital to risk weighted assets ratio was 17.00% at December 31, 2000 compared to 26.62% and 25.46%, respectively at December 31, 1999. The decreases in the Company's and the Banks' risk-based capital ratios and their Tier 1 capital to risk weighted assets ratios in 2000 resulted from growth experienced during 2000. (See "Item 7, Notes to Consolidated Financial Statements).

         During 1998 the Company successfully completed the sale of 925,000 shares of its common stock through two public stock offerings. From these two stock offerings the company raised $12,025,000 in additional capital. $4,500,000 of this additional capital was used to initially capitalize Bank of Anderson, National Association in September of 1998 and $3,500,000 was used to initially capitalize Seneca National Bank in February 1999. In January 1999, the Company injected $1,000,000 in additional capital in The Peoples National Bank and $1,000,000 in additional capital in Bank of Anderson, N. A. to provide for future growth of these two subsidiaries. The remaining funds from the two stock offerings are being held at the parent company level for future operating needs. During 2000, the retention of earnings, net of dividends paid increased the Company's capital by $1,987,000. Any future capital expenditures are expected to be minimal.




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

         In 2000, The Peoples National Bank paid dividends of $436,287 to the Company, which paid those dividends to its shareholders, compared to $398,079 in 1999. Bank of Anderson and Seneca National Bank paid no dividends in 2000 or 1999.

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

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank, which cannot, or chooses not to, provide that service for itself from an economic, regulatory or practical standpoint. The Banks purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, over-line and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Banks sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Managements of the Banks have established correspondent relationships with Wachovia Bank, N. A., Charlotte, North Carolina and The Bankers Bank, Atlanta, Georgia. As compensation for services provided by a correspondent, the Banks maintain certain balances with such correspondents in non-interest bearing accounts.

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

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations and businesses, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

         A bank holding company is generally prohibited from acquiring control of any company that is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto thus permissible for bank holding companies, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

         As discussed below under "Recent Legislation", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

         The Company also is subject to limited regulation by the South Carolina State Board of Financial Institutions (the "State Board"). Consequently, the Company must give notice to, or receive the approval of, the State Board pursuant to applicable law and regulations prior to engaging in the acquisition of South Carolina banking institutions or holding companies. The Company also may be required to file with the State Board periodic reports with respect to its financial condition and operation, management and inter-company relations between the Company and its subsidiaries.

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

         Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and placing the Banks in receivership.

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

         The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company are expected to continue to result from dividends paid to the Company by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. See "PAYMENT OF DIVIDENDS."

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and a substantial number of regulations have already been adopted.

         Under provisions of the new legislation, which became effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also created another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also established the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirmed that states are the regulators for insurance activities of all persons, including federally chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act have been implemented by regulations of various federal agencies.

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

         The Company elected to become a financial holding company effective June 23, 2000, but it has not yet used that status to engage in any activities that are not also permissible for bank holding companies.

EMPLOYEES

         The Company and the Banks presently employ ninety-two (92) full-time and fifteen (15) part-time persons. Management believes that its employee relations are good.




ITEM 2. PROPERTIES

         The Company's corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by the Company. Currently, the Company occupies approximately 4,300 square feet and leases the remaining floor space to third parties. The Company also owns an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by the Company. This building houses the Company's centralized operational support functions, including central operations, data processing, accounting, financial reporting, human resources, audit, compliance and purchasing.

         The main office of The Peoples National Bank is located at 1800 East Main Street in Easley, South Carolina. The property consists of a two-story brick building of approximately 10,412 square feet, which is constructed on 1.75 acres of land owned by The Peoples National Bank. Improvements include a three-lane drive-through teller installation, vault, night depository, and safe deposit facilities and a drive-through automated teller machine.

         The Peoples National Bank owns and operates three branch facilities: one in Powdersville, South Carolina located approximately seven miles east of the Bank's main office containing approximately 3,158 square feet in a one-story brick building situated on 0.812 acres of land; a second branch office in Pickens, South Carolina located approximately ten miles west of the Bank's main office containing approximately 6,688 square feet in a two-story building on
0.925 acres of land; and a third office in Easley located approximately 4 miles west of the Bank's main office containing approximately 3,523 square feet in a one and one-half story building situated on l.077 acres of land. All branch facilities have improvements including drive-through teller installations, drive-through automated teller machines, vault, night depository and safe deposit facilities.

         Bank of Anderson, National Association operates out of one location in Anderson, South Carolina. The two-story building contains approximately 6,992 square feet and is situated on 1.935 acres of land in Anderson, South Carolina, which is owned by Bank of Anderson.

         Seneca National Bank operates out of a two-story brick building containing approximately 6,688 square feet situated on 1.097 acres of land in Seneca, South Carolina, which is owned by Seneca National Bank.

         All locations of the Company and the Banks are considered suitable and adequate for their intended purposes. Management believes that insurance coverage on the foregoing properties is adequate.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Any litigation is vigorously defended by the Company and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

         On July 20, 2000, Thomas T. Brittain commenced a lawsuit against Peoples National Bank in the Court of Common Pleas for Pickens County, South Carolina, Thirteenth Judicial Circuit. Plaintiff, a former employee of Peoples National Bank, seeks as unspecified amount of actual and punitive damages for alleged breach of an employment contract and termination in violation of public policy. The Company intends to vigorously defend the suit and is presently unable to determine the amount of liability, if any, the Company may have.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY   HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the period covered by this report and to date, there has been no established trading market for the Company's stock.

         The following table summarizes the range of high and low prices for the Company's Common Stock of which management has knowledge for each quarterly period over the last two years (prices have been adjusted to reflect the 5% stock dividends issued January 14, 2000 and January 5, 2001):

                       Sales Price of the Company's Common Stock
         Quarter Ended                                Low            High
         -------------                                ---            ----
         March 31, 1999 .....................       $   13.54     $   13.54
         June 30, 1999 ......................       $   15.34     $   15.34
         September 30, 1999 .................       $   16.25     $   16.25
         December 31, 1999 ..................       $   17.15     $   17.15
         March 31, 2000 .....................       $   18.05     $   18.05
         June 30, 2000 ......................       $   18.05     $   18.05
         September 30, 2000 .................       $   17.10     $   17.10
         December 31, 2000 ..................       $   16.62     $   16.62

         As of March 1, 2000, the number of holders of record of the Company's common stock was 1,095 and the number of issued and outstanding shares was 3,168,046.

         During 2000 the Company paid four quarterly cash dividends. Cash dividends of $0.035 per common share were declared by the Company's Board of Directors on each of March 13, 2000, June 12, 2000, September 11, 2000 and $0.04 per common share was declared by the Company's Board of Directors on October 11, 2000. In addition, on each of July 13, 1992, July 12, 1993, November 14, 1994, November 13, 1995, October 15, 1996, October 14, 1997, November 9, 1998,
December 13, 1999 and October 11, 2000 the Company declared 5% stock dividends to shareholders. It is the policy of the Board of Directors of the Company to reinvest earnings for such a period of time as is necessary to ensure the success of the operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company (see
Item 1, "PAYMENT of DIVIDENDS").

ITEM 6. SELECTED FINANCIAL DATA

                                                                                  FIVE-YEAR FINANCIAL SUMMARY
                                                                     (All amounts, except per share data, in thousands)
                                                          2000             1999             1998            1997              1996
                                                          ----             ----             ----            ----              ----
INCOME STATEMENT DATA
  Net interest income .........................        $  9,561         $  7,455         $  5,327         $  4,583         $  4,022
  Provision for loan losses ...................             681              571              194              325              260
  Other operating income ......................           2,631            1,768            1,224              757              591
  Other operating expenses ....................           7,803            6,534            4,475            3,072            2,751
  Net income ..................................           2,431            1,375            1,261            1,304            1,065

PER SHARE DATA *
  Net income per common share -
     Basic ....................................        $   0.81         $   0.44         $   0.52         $   0.67         $   0.55
  Cash dividends declared .....................        $   0.15         $   0.14         $   0.14         $   0.12         $   0.12

BALANCE SHEET DATA
  Total Assets ................................        $259,500         $213,913         $151,671         $113,417         $ 99,723
  Total Deposits ..............................         205,634          168,776          120,100           96,190           80,194
  Total Loans (Net) ...........................         199,995          146,998           86,924           75,862           65,404
  Investment Securities .......................          36,515           35,654           36,100           24,173           19,087
  Total Earning Assets ........................         239,759          198,480          142,097          105,592           94,989
  Shareholders' Equity ........................          25,815           23,346           22,471            9,510            8,378

OTHER DATA
  Return on average assets ....................            1.01%            0.74%            0.96%            1.21%            1.21%
  Return on average equity ....................            9.78%            5.91%            8.71%           14.34%           13.30%


* Per share data has been restated to reflect 5% stock dividends in 1996, 1997, 1998, 1999 and 2000 and the two-for-one stock split in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.



DISCUSSION OF CHANGES IN FINANCIAL CONDITION


         Total assets  increased  $45,587,000,  or 21.3%,  from  $213,913,000 at
December 31, 1999 to $259,500,000 at December 31, 2000.

         The Company experienced significant loan growth during 2000 as total outstanding loans, the largest single category of assets, increased $53,439,000, or 36.0%, from $148,579,000 at December 31, 1999 to $202,018,000 at December 31,
2000, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at December 31, 2000 for The Peoples National Bank amounted to $141,317,000, a $31,047,000, or 28.2%, increase over the $110,270,000 reported at December 31, 1999. Total loans outstanding at December 31, 2000 for Bank of Anderson amounted to $42,310,000, a $16,324,000, or 62.8%, increase over the $25,986,000 reported at December 31, 1999. Total loans outstanding at December 31, 2000 for Seneca National Bank amounted to $18,391,000, a $6,068,000, or 49.2%, increase over the $12,323,000 reported at December 31, 1999. A significant portion of the loan growth at Bank of Anderson and Seneca National Bank is attributable to the fact that each commenced business relatively recently (September 1998 and February 1999, respectively).

         Premises and equipment increased $1,169,000, or 16.8%, during the period ending December 31, 2000. This increase is largely attributable to the purchase of an office building in Easley intended to house company personnel, as well as building costs associated with the completion of the Pendleton Street office of Peoples National Bank and a major renovation of the Powdersville office of Peoples National Bank.

         The Company's securities portfolios, collectively, at amortized cost, remained relatively stable for 2000 when compared to 1999. Cash and due from bank's balances increased $2,955,000, or 45.4%, to $9,462,000 at December 31, 2000. The increase was largely the result of additional uncollected funds in correspondent bank accounts at year-end resulting from a larger deposit base. Interest-bearing deposits in other banks decreased $5,004,000 or 100% due to a $5,000,000 Certificate of Deposit purchased from the Federal Home Loan Bank of Atlanta that matured January 31, 2000. The amount of Federal funds sold at December 31, 2000 was $1,180,000, a decrease of $8,020,000, or 87.2%, from the amount sold at December 31,1999. The decrease in Federal funds sold was largely attributable to the increase in loans experienced by the Banks in 2000.

         Accrued interest receivable, comprised largely of accrued interest on the Company's loans, increased $272,000, or 17.6%, to $1,816,000 at December 31, 2000. The increase resulted from the increase in outstanding loans experienced by the Company in 2000.

         Other assets, comprised largely of cash surrender value on life insurance policies on key executives, prepaid expenses, other real estate owned and deferred income taxes, increased $357,000, or 17.9%, to $2,351,000 at December 31, 2000. This increase is largely attributable to an increase of $259,000 in other real estate owned to $478,000 at December 31, 2000 and an increase in the cash surrender value of life insurance policies of approximately $55,000.

         Total liabilities increased $43,118,000, or 22.6%, to $233,685,000 at December 31, 2000 largely as a result of a $36,858,000, or 21.8%, increase in total deposits at the Company's bank subsidiaries. Of the $43,118,000 increase in total deposits, $15,755,000, or 36.5%, is attributable to new deposits generated by Bank of Anderson, N. A. and $8,784,000, or 20.4%, is attributable to new deposits generated by Seneca National Bank. The remaining increase resulted from continued growth in deposits at The Peoples National Bank. The majority of the deposit growth during 2000 was in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts.

         Other interest-bearing liabilities, comprised of securities sold under repurchase agreements, Federal Funds Purchased and Federal Home Loan Bank borrowings, increased $5,383,000. Of the $5,383,000 increase, securities sold under repurchase agreements decreased $1,277,000 or 9.0%, Federal Funds Purchased increased $3,660,000 from $0 and Federal Home Loan Bank borrowings increased $3,000,000, or 60.0% during 2000 from December 31, 1999 levels. The increase in Federal Funds Purchased and Federal Home Loan Bank borrowings is largely attributable to the growth in loans at all three subsidiary banks including an increase of $10,330,000 or 155.1 % in mortgage loans held for sale at Peoples National Bank.

         Shareholders' equity increased $2,469,000, or 10.6%, from December 31, 1999 to December 31, 2000 as a result of net earnings for the period of $2,431,000 and the exercise of stock options under the Company's Stock Option Plans in the amount of $34,000. These additions to shareholders equity were partially offset by the declaration and payment of cash dividends in 2000 and a decrease in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $448,000 during the period.

EARNINGS PERFORMANCE

2000 Compared to 1999

Overview

         The consolidated Company's operations for the twelve-months ended December 31, 2000 resulted in net income of $2,431,000, or $0.81 per basic share ($0.78 per diluted share), compared to $1,375,000, or $0.44 per basic share ($0.42 per diluted share) for the twelve-months ended December 31, 1999. The increase in the Company's net income of $1,056,000, or 76.8%, for 2000 resulted largely from a significant increase in total interest income, largely from loans, coupled with a significant increase in non-interest income during 2000. In particular, both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve-months ended December 31, 2000, Peoples National Bank recorded net income of $2,182,000, an increase of $464,000, or 27.0%, over 1999 net income of $1,718,000. For the twelve-months ended December 31, 2000, Bank of Anderson recorded net income of $221,000, an increase of $379,000 over the net loss of $158,000 recorded in 1999. For the twelve-months ended December 31, 2000, Seneca National Bank recorded net income of $41,000; an increase of $245,000 over the net loss of $204,000 recorded in 1999.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $2,106,000, or 28.3%, to $9,561,000 for the year-ended December 31, 2000 compared to $7,455,000 for the year-ended December 31, 1999. The increase is largely attributable to an increase in interest income on loans of $5,546,000 or 52.3%, resulting from an increase in the balance of outstanding loans during 2000.

         The Company's total interest income increased $5,258,000, or 38.7%, to $18,835,000 in 2000 compared to $13,577,000 for 1999. As previously disclosed, the increase is largely attributable to an increase in loan interest income of $5,546,000 resulting from an increase in the average outstanding balance of loans in 2000 when compared to 1999.

         Total interest expense increased $3,152,000, or 51.5% to $9,274,000 in 2000 compared to $6,122,000 for 1999. This increase is attributable to an increase of $2,829,000, or 52.1 %, in interest paid on deposit accounts, an increase of $257,000, or 50.9%, on securities sold under repurchase agreements, and an increase of $55,000, or 321.6%, on borrowings from the Federal Home Loan Bank. The increases in the amount of interest paid on these categories of interest-bearing liability accounts in 2000 are largely attributable to the increases in the average outstanding balances for these types of accounts in 2000 when compared to 1999.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $681,000 in 2000 compared to $571,000 for 1999, a $110,000 or 19.3% increase. This increase is largely attributable to the increase in the volume of outstanding loans during 2000 when compared to 1999. The Peoples National Bank made provisions for loan losses of $403,000 in 2000 compared to $204,000 in 1999. Bank of Anderson made provisions for loan losses of $198,000 in 2000 compared to $219,000 in 1999 as it continued to establish its allowance for loan losses. Seneca National Bank made provisions for loan losses of $80,000 in 2000 compared to $148,000 in 1999 as it continued to establish its allowance for loan losses. During fiscal year 2000, the Company experienced net charge-offs of $239,000, or 0.13% of average outstanding loans, compared to net charge-offs of $83,000, or 0.07% of average outstanding loans in fiscal 1999. The increase in net charge-offs is attributable to $233,000 in net charge-offs at The Peoples National Bank, $3,000 in net charge-offs at Bank of Anderson, N. A., and $3,000 in net charge-offs at Seneca National Bank. At December 31, 2000, the allowance for loan losses as a percentage of outstanding loans was 1.00% compared to 1.06% at December 31, 1999.

         At December 31, 1999 the Company had $993,000 in non-accrual loans, one $67,000 restructured loan, and $108,000 in loans past due 90 days or more and still accruing interest and $478,000 in other real estate owned, compared to $628,000, $150,000, $0 and $219,000, respectively at December 31, 1999.
Non-performing assets as a percentage of loans and other real estate owned were 0.81% and 0.67% at December 31, 2000 and 1999, respectively.

         In the cases of non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write-downs to the loan, even though such loan may still be performing. Management of the Company does not believe it has any non-accrual loan that individually could materially impact the reserve for loan losses or long-term future operating results of the Company.

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time the acquisition is completed. Management believes that other real estate owned at December 31, 2000 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, increased $863,000, or 48.8% in 2000. This increase is largely attributable to an increase of $477,000 in origination and service release fees on mortgage loans generated by the Company, net income of $231,000 associated with an overdraft privilege product introduced at Peoples National Bank in 2000, and an increase of $91,000 in service charge income on deposit accounts resulting from a larger deposit base. The Company did not record any gains or losses on the sale of securities in either of 2000 or 1999.

Other Expenses

         Total non-interest or other expenses increased $1,269,000, or 19.4%, to $7,803,000 in 2000 compared to $6,534,000 in 1999. The significant increase in overall non-interest expense is indicative of a significantly larger scale of operations for the Company. Salaries and benefits, the largest component of non-interest expense, increased $723,000, or 19.1% to $4,502,000 in 2000 compared to $3,779,000 in 1999. The increase in salaries and benefits for the comparative periods is primarily attributable to the additional staffing associated with the Company's mortgage lending activities during 2000 and normal additional staffing and salary increases throughout the Company.

         Occupancy expense increased $72,000, or 24.2%, to $370,000 in 2000 compared to $298,000 in 1999. The increase in occupancy expense for the two comparative periods is attributable to an increase in depreciation, maintenance expenses and utilities associated with the new branch facility of The Peoples National Bank occupied during the fourth quarter of 1999 and the renovated facility of The Peoples National Bank completed in 2000. Equipment expense increased $46,000, or 8.2%, to $606,000 in 2000 compared to $560,000 in 1999.
The increase for the comparative periods is attributable to increases in depreciation and maintenance expense associated with the Company's overall growth.

         Miscellaneous other operating expense increased $428,000, or 22.6%, to $2,325,000 in 2000 compared to $1,897,000 in 1999. The increase in miscellaneous other operating expenses is attributable to the overall continued growth of the Company and its three subsidiary banks.


1999 Compared to 1998

Overview

         The consolidated Company's operations for the twelve-months ended December 31, 1999 resulted in net income of $1,375,000, or $0.44 per basic share ($0.42 per diluted share), compared to $1,261,000, or $0.52 per basic share ($0.49 per diluted share) for the twelve-months ended December 31, 1998. The increase in the Company's net income of $114,000, or 9.0%, for 1999 resulted largely from a significant increase in total interest income, largely from loans, coupled with a significant increase in non-interest income during 1999. The decreases in basic and diluted earnings per share in 1999 are attributable to an increase in the number of outstanding shares of common stock as a result of the two public stock offerings completed in the third quarter of 1998. 1999's results were significantly affected by early operating losses of both Bank of Anderson, N. A., which commenced operations in September 1998, and Seneca

National Bank, which commenced operations in February 1999. For the twelve-months ended December 31, 1999, Bank of Anderson recorded net losses of $158,000 and Seneca National Bank recorded net losses of $204,000. The Peoples National Bank recorded net profits of $1,718,000 in 1999, an increase of $50,000, or 3.0%, over 1998 net profits.

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

         Total interest expense increased $1,606,000, or 35.6% to $6,122,000 in 1999 compared to $4,516,000 for 1998. This increase is attributable to an increase of $1,210,000, or 28.7 %, on interest-bearing deposit accounts, an increase of $335,000, or 180.1%, on securities sold under repurchase agreements, and an increase of $61,000, or 54.0%, on borrowings from the Federal Home Loan Bank. The increases in the amount of interest paid on these categories of interest-bearing liability accounts in 1999 are largely attributable to an increase in the volume of outstanding balances in these types of accounts in 1999 when compared to 1998.

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

ITEM 7A  QUALITATIVE AND QUANTITATIVE DISCLUSURES ABOUT MARKET RISK

         Reference is made to page 20 through page 22 "Market Risk - Interest Rate Sensitivity" included in Business under Item 1 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Consolidated Balance Sheets as of December 31, 2000 and 1999.

- Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

- Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-    Notes to Financial Statements.

                 PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                  REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina

              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

              We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        Elliott, Davis & Company, LLP



January 31, 2001
Greenville, South Carolina

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                         2000                  1999
                                                                                                         ----                  ----
          ASSETS

CASH AND DUE FROM BANKS ..................................................................           $   9,462            $   6,507
INTEREST - BEARING DEPOSITS IN OTHER BANKS ...............................................                  43                5,047
FEDERAL FUNDS SOLD .......................................................................               1,180                9,200
                                                                                                     ---------            ---------
     Total cash and cash equivalents .....................................................              10,685               20,754
SECURITIES
   Available for sale ....................................................................              31,673               30,184
   Held for investment (fair value $3,794 and $4,438) ....................................               3,754                4,445
   Other investments, at cost ............................................................               1,088                1,025
LOANS - less allowance for loan losses of $2,023 and $1,581 ..............................             183,003              140,336
LOANS HELD FOR SALE ......................................................................              16,992                6,662
PREMISES AND EQUIPMENT, net of accumulated depreciation ..................................               8,138                6,969
ACCRUED INTEREST RECEIVABLE ..............................................................               1,816                1,544
OTHER ASSETS .............................................................................               2,351                1,994
                                                                                                     ---------            ---------
                                                                                                     $ 259,500            $ 213,913
                                                                                                     =========            =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
   Noninterest-bearing ...................................................................           $  28,716            $  19,953
   Interest-bearing ......................................................................             176,918              148,823
                                                                                                     ---------            ---------
     Total deposits ......................................................................             205,634              168,776
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ..............................................              14,157               15,434
FEDERAL FUNDS PURCHASED ..................................................................               3,660                    -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..................................................               8,000                5,000
ACCRUED INTEREST PAYABLE .................................................................               1,721                1,154
OTHER LIABILITIES ........................................................................                 513                  203
                                                                                                     ---------            ---------
     Total liabilities ...................................................................             233,685              190,567
                                                                                                     ---------            ---------
COMMITMENTS AND CONTINGENCIES - Notes 9, 11 and 12
SHAREHOLDERS' EQUITY
   Common stock - 10,000,000 shares authorized; $1.67 par value
     per share; 3,168,046 shares and 2,987,627 shares outstanding ........................               5,290                4,989
   Additional paid-in capital ............................................................              20,587               18,867
   Accumulated other comprehensive loss ..................................................                 (62)                (510)
                                                                                                     ---------            ---------
                                                                                                        25,815               23,346
                                                                                                     ---------            ---------
                                                                                                     $ 259,500            $ 213,913
                                                                                                     =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except share information)

                                                                                                For the years ended December 31,
                                                                                                --------------------------------
                                                                                             2000            1999             1998
                                                                                             ----            ----             ----
INTEREST INCOME
   Interest and fees on loans ...................................................          $16,157          $10,611          $ 7,506
   Interest on securities
     Taxable ....................................................................            2,086            1,969            1,430
     Tax-exempt .................................................................              195              214              229
   Interest on federal funds sold ...............................................              397              783              678
                                                                                           -------          -------          -------
        Total interest income ...................................................           18,835           13,577            9,843
                                                                                           -------          -------          -------
INTEREST EXPENSE
   Interest on deposits .........................................................            8,256            5,427            4,217
   Interest on federal funds purchased and securities sold
     under repurchase agreements ................................................              789              521              186
   Interest on notes payable Federal Home Loan Bank .............................              229              174              113
                                                                                           -------          -------          -------
        Total interest expense ..................................................            9,274            6,122            4,516
                                                                                           -------          -------          -------
        Net interest income .....................................................            9,561            7,455            5,327
PROVISION FOR LOAN LOSSES .......................................................              681              571              194
                                                                                           -------          -------          -------
        Net interest income after provision for loan losses .....................            8,880            6,884            5,133
                                                                                           -------          -------          -------
NONINTEREST INCOME
   Service fees and other income ................................................            2,631            1,768            1,224
                                                                                           -------          -------          -------
NONINTEREST EXPENSES
   Salaries and benefits ........................................................            4,502            3,779            2,532
   Occupancy ....................................................................              370              298              205
   Equipment ....................................................................              606              560              359
   Marketing and advertising ....................................................              231              270              164
   Communications ...............................................................              241              177               89
   Other operating expenses .....................................................            1,853            1,450            1,126
                                                                                           -------          -------          -------
                                                                                             7,803            6,534            4,475
                                                                                           -------          -------          -------
        Income before income taxes ..............................................            3,708            2,118            1,882
PROVISION FOR INCOME TAXES ......................................................            1,277              743              621
                                                                                           -------          -------          -------
        Net income ..............................................................          $ 2,431          $ 1,375          $ 1,261
                                                                                           =======          =======          =======

BASIC NET INCOME PER COMMON SHARE ...............................................          $   .81          $   .44          $   .52
                                                                                           =======          =======          =======

DILUTED NET INCOME PER COMMON SHARE .............................................          $   .78          $   .42          $   .49
                                                                                           =======          =======          =======





              The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                 (Amounts in thousands except share information)

                                                                                                             Accumulated
                                                                                                                other        Total
                                                                Common stock        Additional                  compre-      share-
                                                                ------------         paid-in     Retained      hensive      holders'
                                                             Shares       Amount     capital      earnings       loss        equity
                                                             ------       ------     -------      --------       ----        ------

BALANCE, DECEMBER 31, 1997 .............................   1,687,250   $   2,818   $   5,158    $   1,553    $     (19)   $   9,510

   Net income ..........................................           -           -           -        1,261            -        1,261

   Other comprehensive income, net of tax:
     Unrealized holding losses on securities
      available for sale ...............................           -           -           -            -          (29)         (29)
                                                                                                                          ----------
   Comprehensive income ................................           -           -           -            -            -        1,232
   Stock dividend (5%) .................................     130,733         218       1,481       (1,699)           -            -
   Cash in lieu of fractional shares on stock dividend .           -           -           -           (4)           -           (4)
   Cash dividends ($.14 per share) .....................           -           -           -         (300)           -         (300)
   Proceeds from stock options exercised ...............      21,033          35          49            -            -           84
   Proceeds from sale of stock net of issuance costs ...     925,000       1,545      10,404            -            -       11,949
                                                           ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 .............................   2,764,016       4,616      17,092          811          (48)      22,471
                                                                                                                          ---------
   Net income ..........................................           -           -           -        1,375            -        1,375
   Other comprehensive income, net of tax:
     Unrealized holding losses on securities
       available for sale ..............................           -           -           -            -         (462)        (462)
                                                                                                                          ----------
   Comprehensive income ................................           -           -           -            -            -          913
   Stock dividend (5%) .................................     141,857         237       1,543       (1,780)           -            -
   Cash in lieu of fractional shares on stock dividend .           -           -           -           (8)           -           (8)
   Cash dividends ($.14 per share) .....................           -           -           -         (398)           -         (398)
   Proceeds from stock options exercised ...............      81,754         136         232            -            -          368
                                                           ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999 .............................   2,987,627       4,989      18,867            -         (510)      23,346
                                                                                                                          ---------

   Net income ..........................................           -           -           -        2,431            -        2,431
   Other comprehensive income, net of tax:
     Unrealized holding gains on
       securities available for sale ...................           -           -           -            -          448          448
                                                                                                                          ----------
   Comprehensive income ................................           -           -           -            -            -        2,879
   Stock dividend (5%) .................................     150,420         251       1,736       (1,987)           -            -
   Cash in lieu of fractional shares on stock dividend .           -           -           -           (8)           -           (8)
   Cash dividends ($.14 per share) .....................           -           -           -         (436)           -         (436)
   Proceeds from stock options exercised ...............      29,999          50         (16)           -            -           34
                                                           ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 2000 .............................   3,168,046   $   5,290   $  20,587    $       -    $     (62)   $  25,815
                                                           =========   =========   =========    ========     =========    =========

















The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Amounts in thousands except share information)

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                             2000            1999             1998
                                                                                             ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ......................................................................      $   2,431       $   1,375       $   1,261
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities
     Gain on sale of premises and equipment ........................................              -             (13)            (10)
     Provision for loan losses .....................................................            681             571             194
     Provision for deferred income taxes ...........................................           (181)            (79)           (159)
     Depreciation ..................................................................            524             464             247
     Net amortization of premiums and accretion of discounts on securities .........             31             195              76
     Origination of mortgage loans held for sale ...................................       (112,367)        (75,720)              -
     Sale of mortgage loans held for sale ..........................................        102,037          69,058               -
     Increase in accrued interest receivable .......................................           (262)           (622)            (43)
     (Increase) decrease in other assets ...........................................           (357)           (724)             42
     Increase in accrued interest payable ..........................................            567             287               6
     Increase (decrease) in other liabilities ......................................            491             (58)           (138)
                                                                                          ---------       ---------       ---------
          Net cash provided by (used for) operating activities .....................         (6,405)         (5,266)          1,476
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .....................................              -            (327)           (708)
   Purchases of securities available for sale ......................................         (5,628)        (10,383)        (37,416)
   Proceeds from the maturity of securities available for sale .....................          3,980           7,405          16,252
   Proceeds from the sale and call of securities available for sale ................          1,433           3,060           9,900
   Net increase in loans ...........................................................        (43,587)        (53,899)        (11,256)
   Proceeds from the sale of premises and equipment ................................              -              43              82
   Purchase of premises and equipment ..............................................         (1,693)         (2,373)         (2,570)
                                                                                          ---------       ---------       ---------
          Net cash used for investing activities ...................................        (45,495)        (56,474)        (25,716)
                                                                                          ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ........................................................         36,858          48,684          23,910
   Net increase in federal funds purchased .........................................          3,660               -               -
   Net increase (decrease) in securities sold under repurchase agreements ..........         (1,277)          9,455           1,546
Net increase (decrease) in notes payable to Federal Home Loan Bank .................          3,000           3,000             (31)
   Proceeds from the sale of stock and exercise of stock options ...................             34             368          12,033
   Cash dividends paid .............................................................           (436)           (398)           (300)
   Cash in lieu of fractional shares on stock dividends ............................             (8)             (8)             (4)
                                                                                          ---------       ---------       ---------
          Net cash provided by financing activities ................................         41,831          61,101          37,154
                                                                                          ---------       ---------       ---------
          Net increase (decrease) in cash and cash equivalents .....................        (10,069)           (639)         12,914
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................         20,754          21,393           8,479
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR .............................................      $  10,685       $  20,754       $  21,393
                                                                                          =========       =========       =========
CASH PAID FOR
   Interest ........................................................................      $   8,707       $   5,835       $   4,510
                                                                                          =========       =========       =========
   Income taxes ....................................................................      $   1,169       $     836       $     648
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

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

 Principles of consolidation and nature of operations

     The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the "Company") and its wholly-owned subsidiaries, The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank (collectively referred to as the "Banks"). The Company formed Bank of Anderson, N.A. and Seneca National Bank during 1998 with the proceeds, net of issuance costs, from two stock offerings totaling $11,948,814. The capital from the offerings was invested $5.5 million in Bank of Anderson, $3.5 million in Seneca National Bank and $1 million in The Peoples National Bank. Bank of Anderson, N. A. and Seneca National Bank commenced operations in the third quarter of 1998 and the first quarter of 1999, respectively. All significant intercompany balances and transactions have been eliminated. The Banks operate under national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency. The Company is subject to regulation by the Federal Reserve Board.

 Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk

     The Banks make loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Banks have diversified loan portfolios and borrowers' abilities to repay loans is not dependent upon any specific economic sector.

 Securities

     The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held for investment, or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive loss) net of deferred income taxes. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. To qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

   Real estate

     Real estate acquired through foreclosure is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2000 and 1999 real estate owned by the Company totaled $477,000 and $219,000, respectively, and is included in other assets. During 2000 and 1999, the Company transferred loans to real estate acquired in foreclosure of $282,900 and $311,700, respectively.

   Premises and equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Additions to premises and equipment and major replacements or betterments are added at cost. Maintenance, repairs, and minor replacements are charged to expense when incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

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

   Risk and Uncertainties

     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The
     Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale.

     The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting from the regulators' judgments based on information available to them at the time of their examination.

   Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The Company does not currently use derivative instruments. Therefore, the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

     Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.




NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances at December 31, 2000 and 1999 were approximately $1,092,000 and $512,300, respectively.

NOTE 3 - SECURITIES
          Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                 2000
                                                                                                 ----
                                                                                           Unrealized holding
                                                                       Amortized           ------------------                Fair
                                                                         cost             Gain              Loss             value
                                                                         ----             ----              ----             -----
SECURITIES AVAILABLE FOR SALE:

U. S. TREASURY SECURITIES
  Maturing after one but within five years .................           $   250      $          -           $     1           $   249
                                                                       -------           -------           -------           -------
OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year .................................             1,516                 -                 8             1,508
  Maturing after one but within five years .................            20,624                 -                54            20,570
  Maturing after five but within ten years .................             4,496                 -                45             4,451
  Maturing after ten years .................................             4,881                14                 -             4,895
                                                                       -------           -------           -------           -------
                                                                        31,517                14               107            31,424
                                                                       -------           -------           -------           -------
      Total securities available for sale ..................           $31,767           $    14           $   108           $31,673
                                                                       =======           =======           =======           =======

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year .................................           $   510           $     1      $          -           $   511
  Maturing after one but within five years .................             2,502                34                 -             2,536
  Maturing after five but within ten years .................               642                 8                 -               650
  Maturing after ten years .................................               100                 -                 3                97
                                                                       -------           -------           -------           -------
      Total securities held for investment .................           $ 3,754           $    43           $     3           $ 3,794
                                                                       =======           =======           =======           =======

                                                                                                 1999
                                                                                                 ----
                                                                                           Unrealized holding
                                                                       Amortized           ------------------                Fair
                                                                         cost             Gain              Loss             value
                                                                         ----             ----              ----             -----
SECURITIES AVAILABLE FOR SALE:

U. S. TREASURY SECURITIES
  Maturing after one but within five years .................           $   249       $         -           $     2           $   247
                                                                       -------           -------           -------           -------
OBLIGATIONS OF OTHER U. S. GOVERNMENT
  AGENCIES AND CORPORATIONS
  Maturing within one year .................................             1,399                 -                 9             1,390
  Maturing after one but within five years .................            23,254                 -               582            22,672
  Maturing after five but within ten years .................             3,197                 -               115             3,082
  Maturing after ten years .................................             2,858                 -                65             2,793
                                                                       -------           -------           -------           -------
                                                                        30,708                 -               771            29,937
                                                                       -------           -------           -------           -------

      Total securities available for sale ..................           $30,957       $         -           $   773           $30,184
                                                                       =======           =======           =======           =======


                                                                    (Continued)

                                                                                                 1999
                                                                                                 ----
                                                                                           Unrealized holding
                                                                       Amortized           ------------------                Fair
                                                                         cost             Gain              Loss             value
                                                                         ----             ----              ----             -----
SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS
  Maturing within one year .....................................           $  684           $    2           $    -           $  686
  Maturing after one but within five years .....................            2,050               16                -            2,066
  Maturing after five but within ten years .....................            1,611                -               15            1,596
  Maturing after ten years .....................................              100                -               10               90
                                                                           ------           ------           ------           ------
      Total securities held for investment .....................           $4,445           $   18           $   25           $4,438
                                                                           ======           ======           ======           ======

OTHER INVESTMENTS, AT COST

  The Banks are required to own certain stock investments in the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and the Bankers Bank as member institutions. The stock is generally pledged against any borrowings from these institutions (see Note 8). No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value. The Company's investments in stock are summarized below (tabular amounts in thousands):
                                                                December 31,
                                                                ------------
                                                             2000          1999
                                                             ----          ----

Federal Reserve Bank .............................         $  396         $  397
Federal Home Loan Bank of Atlanta ................            637            573
Bankers Bank .....................................             55             55
                                                           ------         ------
                                                           $1,088         $1,025
                                                           ======         ======

            Securities with carrying amounts of $26,512,000 and $25,578,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                December 31,
                                                                ------------
                                                               2000        1999
                                                               ----        ----
  Commercial and industrial - not secured by real estate .   $ 24,084   $ 25,677
  Commercial and industrial - secured by real estate .....     45,668     32,248
  Residential real estate - mortgage .....................     58,540     43,015
  Residential real estate - construction .................     37,308     26,013
  Loans to individuals for household, family
      and other personal expenditures ....................     19,426     14,964
                                                             --------   --------
                                                              185,026    141,917
  Less allowance for loan losses .........................      2,023      1,581
                                                             --------   --------
                                                             $183,003   $140,336
                                                             ========   ========

     Changes in the allowance for loan losses were as follows:

                                              For the years ended December 31,
                                              --------------------------------
                                              2000         1999           1998
                                              ----         ----           ----

BALANCE, BEGINNING OF YEAR ...........      $ 1,581       $ 1,093       $   987
  Provision for loan losses ..........          681           571           194
  Loans charged off,
      net of recoveries ..............         (239)          (83)          (88)
                                            -------       -------       -------
BALANCE, END OF YEAR .................      $ 2,023       $ 1,581       $ 1,093
                                            =======       =======       =======


                                                                     (Continued)

            At December 31, 2000 and 1999 nonaccrual loans amounted to $993,000 and $628,000, respectively. Foregone interest income was approximately $64,000, $59,600 and $59,500 on nonaccrual loans for 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, there were no impaired loans.


NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                                                                                      December, 31
                                                                                                Estimated             ------------
                                                                                                useful lives        2000       1999
                                                                                                ------------        ----       ----

Land ........................................................................................                     $ 1,678    $ 1,498
Building and improvements ...................................................................    15 - 40 years      5,599      4,323
Furniture, fixtures and equipment ...........................................................    3 - 10 years       3,479      3,223
                                                                                                                  -------    -------
                                                                                                                   10,756      9,044
Less accumulated depreciation ...............................................................                       2,618      2,094
                                                                                                                  -------    -------
                                                                                                                    8,138      6,950
Construction in process .....................................................................                           -         19
                                                                                                                  -------    -------
                                                                                                                  $ 8,138    $ 6,969
                                                                                                                  =======    =======

            Depreciation  expense  of  approximately   $524,000,   $464,000  and
$247,000 for 2000, 1999 and 1998, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.


NOTE 6 - DEPOSITS

            The amounts and scheduled maturities of deposits are as follows (tabular amounts in thousands):

                                                              December 31,
                                                              ------------
                                                            2000       1999
                                                            ----       ----
  Time certificates maturing
    Within one year ....................................  $102,248   $101,372
    After one but within two years .....................    19,604      5,466
    After two but within three years ...................     1,102        755
    After three but within four years ..................       142        197
    After four years ...................................       819        237
                                                          --------   --------
                                                           123,915    108,027
  Transaction and savings accounts .....................    81,719     60,749
                                                          --------   --------
                                                          $205,634   $168,776
                                                          ========   ========

            Certificates of deposit in excess of $100,000 totaled approximately $53,627,000 and $38,008,000, at December 31, 2000 and 1999, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately $2,735,000 in 2000, $1,396,000 in 1999, and $986,000 in 1998.

 NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):
                                                                 December 31,
                                                                 ------------
                                                               2000       1999
                                                               ----       ----
U. S. Government securities with an amortized
 cost of $11,322,000($11,246,000 fair value) and
 $14,807,000($14,409,000 fair value)at December 31, 2000
 and 1999, respectively, collateralize the agreements.....   $14,157     $15,434
                                                             =======     =======

            The  Banks  enter  into  sales of  securities  under  agreements  to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 4.36 percent and 4.07 percent at December 31, 2000 and 1999, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $17,435,000 and $12,803,000 during 2000 and 1999, respectively. The maximum amounts outstanding at any month-end were $32,613,000 and $16,595,000 during 2000 and 1999, respectively.


NOTE 8 - NOTES PAYABLE TO FEDERAL HOME LOAN BANK (FHLB)

            The Peoples National Bank had various notes payable aggregating $8,000,000 and $5,000,000 at December 31, 2000 and 1999. At December 31, 2000
$3,000,000 of these notes bear interest at 6.35 percent and mature daily. $5,000,000 of the notes bear interest at 4.82 percent and mature in December 2010. At December 31, 1999 the interest rate on the notes payable was 4.95 percent. The notes payable at December 31, 1999 were called by the FHLB in the first quarter of 2000. At December 31, 2000 and 1999, the notes were collateralized by mortgage loans aggregating approximately $31,628,000 and $20,265,000, respectively, and by FHLB stock owned by Peoples National Bank. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB.

NOTE 9 - UNUSED LINES OF CREDIT

            The Banks have unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $13,850,000 at December 31, 2000. These lines of credit are available on a one to seven day basis for general corporate purposes.

            The Peoples National Bank has the ability to borrow an additional $28,661,000 or 16 percent of total assets from the FHLB as of December 31, 2000. The Bank of Anderson has the ability to borrow an additional $5,835,000 or 10 percent of total assets, and the Seneca National Bank has the ability to borrow an additional $2,716,000 or 10 percent of total assets. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 10 - INCOME TAXES

             Provision for income taxes consists of the following:

                                                For the years ended December 31,
                                                --------------------------------
                                               2000         1999          1998
                                               ----         ----          ----
Current tax provision
  Federal ...............................     $ 1,351      $   759      $   711
  State .................................         107           63           69
                                              -------      -------      -------

         Total current taxes ............       1,458          822          780
Deferred tax benefit ....................        (181)         (79)        (159)
                                              -------      -------      -------

         Provision for income taxes .....     $ 1,277      $   743      $   621
                                              =======      =======      =======

             Income taxes are different from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                For the years ended December 31,
                                                --------------------------------
                                                    2000       1999        1998
                                                    ----       ----        ----
Tax expense at statutory rate .................   $ 1,261    $   720    $   640
Increase (decrease) in taxes resulting from:
    State income taxes net of federal benefit .        71         63         45
    Tax-exempt interest .......................       (56)       (65)       (63)
    Other .....................................         1         25         (1)
                                                  -------    -------    -------
      Provision for income taxes ..............   $ 1,277    $   743    $   621
                                                  =======    =======    =======

         Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows:


                                                                  December 31,
                                                                  ------------
                                                                   2000    1999
                                                                   ----    ----
Allowance for loan losses ....................................   $ 688    $ 538
Deferral of loan origination fees and costs ..................     (17)     (33)
Tax depreciation in excess of book depreciation ..............    (173)    (130)
Deferred compensation ........................................      41        -
Unrealized holding losses on securities available for sale ...      32      263
Tax deferral of business start-up costs ......................      33       43
Other ........................................................       -      (45)
                                                                 -----    -----
                                                                   604      636
Valuation allowance ..........................................    (153)    (135)
                                                                 -----    -----
                                                                 $ 451    $ 501
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

  Financial instruments whose contract amounts represent
    off balance sheet credit risk (amounts in thousands):
                                                                December 31,
                                                                ------------
                                                           2000            1999
                                                           ----            ----
Commitments to extend credit ...................         $45,555         $39,052
Standby letters of credit ......................           4,891           5,054

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

NOTE 13 - RELATED PARTY TRANSACTIONS

             At December 31, 2000 and 1999, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $7,659,000 and $6,117,000, respectively. During 2000, $2,448,000 of new loans were made to this group and repayments of $906,000 were received.


NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE
            SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,017,000 in 2000, 3,134,000 in 1999 and 2,445,000 in 1998. The
weighted average number of common shares outstanding for diluted net income per common share was 3,123,000 in 2000, 3,250,000 in 1999, and 2,569,000 in 1998.

            The Company declared or issued five percent common stock dividends in 2000, 1999, and 1998. Net income per common share in prior years has been restated to reflect these transactions.


NOTE 15 - RESTRICTION OF DIVIDENDS
            The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2000 the Banks' retained earnings were approximately $9,077,000.

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

           The Company applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:
                                               For the years ended December 31,
                                               --------------------------------
                                                2000          1999         1998
                                                ----          ----         ----
Net income (in thousands)
    As reported .........................    $   2,431    $   1,375    $   1,261
    Pro forma ...........................        2,388        1,337        1,229
Basic net income per common share
    As reported .........................    $     .81    $     .44    $     .52
    Pro forma ...........................          .79          .43          .50

Diluted net income per common share
    As reported .........................    $     .78    $     .42    $     .49
    Pro forma ...........................          .76          .41          .48

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: dividend yields from $.25 to $.15 per share, expected volatility from 5 to 15 percent, risk-free interest rates from 6.50 to 4.75 percent and expected life of 10 years.

          A summary of the status of the plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends):

                                                        2000                         1999                       1998
                                                        ----                         ----                       ----
                                                                Weighted                       Weighted                Weighted
                                                                average                        average                  average
                                                Shares      exercise price     Shares      exercise price   Shares    exercise price
                                                ------      --------------     ------      --------------   ------    --------------
Outstanding at beginning
    of year ...........................         214,106        $    6.96      299,643        $    3.89      290,375        $    5.06
Granted ...............................           8,400            17.10        4,961            13.54       34,728            11.17
Exercised .............................         (39,869)            4.64      (90,134)            4.07      (23,650)            3.69
Forfeited or expired ..................          (1,092)           11.23         (364)            4.27       (1,810)            4.27
                                                -------                       -------                       -------
Outstanding at end
    of year ...........................         181,545        $    9.03      214,106        $    6.96      299,643        $    3.89
                                                =======                       =======                       =======


                                                                    (Continued)

                                                     2000       1999       1998
                                                     ----       ----       ----

Options exercisable at year-end ...............    167,484    187,258    259,047
Weighted - average fair value of options
    granted during the year ...................    $ 17.10    $ 13.54    $ 11.17
Shares available for grant ....................    274,240    281,548    286,144

            The following table summarizes information at December 31, 2000:

                                                 Options outstanding                            Options exercisable
                                                 -------------------                            -------------------
                                                       Weighted
                                                        average              Weighted                           Weighted
Range of                                               remaining              average                            average
exercise                              Number          contractual             exercise          Number           exercise
 prices                             outstanding           life                 price         exercisable           price
 ------                             -----------           ----                 -----         -----------           -----
$   4.30                              44,057            4.5 years           $   4.30            44,057          $  4.30
    7.41                              91,152            6.3                     7.41            91,152             7.41
   11.23 - 11.25                      32,977            7.5                    11.23            18,916            11.23
   13.61                               4,959            8.3                    13.61             4,959            13.61
   17.14                               8,400            9.3                    17.14             8,400            17.14
                                     -------                                                   -------
                                     181,545                                                   167,484
                                     =======                                                   =======

NOTE 17 - EMPLOYEE BENEFIT PLANS

             The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first four percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $73,155, $58,447 and $33,088 were charged to operations during 2000, 1999 and 1998, respectively.

            Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $42,705, $37,712, and $33,388 in 2000, 1999, and 1998, respectively.


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



                                                                     (Continued)

            Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Banks meet all capital adequacy requirements to which they are subject.

            As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                    To be well
                                                                                                                  capitalized under
                                                                                             For capital          prompt corrective
                                                                                          adequacy purposes       action provisions
                                                                                          -----------------       -----------------
                                                                        Actual                 Minimum                 Minimum
                                                                        ------                 -------                 -------
                                                                  Amount       Ratio     Amount        Ratio    Amount        Ratio
                                                                  ------       -----     ------        -----    ------        -----
                                                                                       (amounts in thousands)
The Peoples National Bank:
As of December 31, 2000
  Total Capital (to risk-weighted assets) ................      $15,364        11.30%   $10,877        8.00%   $13,596        10.00%
  Tier I Capital (to risk-weighted assets) ...............       14,073        10.35      5,439        4.00      8,158         6.00
  Tier I Capital (to average assets) .....................       14,073         8.20      6,865        4.00      8,581         5.00
As of December 31, 1999
  Total Capital (to risk-weighted assets) ................      $13,448        11.73%   $ 9,172        8.00%   $11,465        10.00%
  Tier I Capital (to risk-weighted assets) ...............       12,327        10.75      4,587        4.00      6,880         6.00
  Tier I Capital (to average assets) .....................       12,327         7.87      6,265        4.00      7,832         5.00
Bank of Anderson, N.A.:
As of December 31, 2000
  Total Capital (to risk-weighted assets) ................      $ 5,829        13.77%   $ 3,386        8.00%   $ 4,233        10.00%
  Tier I Capital (to risk-weighted assets) ...............        5,322        12.57      1,694        4.00      2,540         6.00
  Tier I Capital (to average assets) .....................        5,322         9.68      2,199        4.00      2,749         5.00
As of December 31, 1999
  Total Capital (to risk-weighted assets) ................      $ 5,413        19.21%   $ 2,254        8.00%   $ 2,818        10.00%
  Tier I Capital (to risk-weighted assets) ...............        5,101        18.10      1,127        4.00      1,691         6.00
  Tier I Capital (to average assets) .....................        5,101        12.61      1,618        4.00      2,023         5.00
Seneca National Bank:
As of December 31, 2000
  Total Capital (to risk-weighted assets) ................      $ 3,514        19.12%   $ 1,470        8.00%   $ 1,838        10.00%
  Tier I Capital (to risk-weighted assets) ...............        3,289        17.00        735        4.00      1,102         6.00
  Tier I Capital (to average assets) .....................        3,289        12.66      1,039        4.00      1,299         5.00

As of December 31, 1999
  Total Capital (to risk-weighted assets) ................      $ 3,396        26.62%   $ 1,021        8.00%   $ 1,276        10.00%
  Tier I Capital (to risk-weighted assets) ...............        3,248        25.46        510        4.00        765         6.00
  Tier I Capital (to average assets) .....................        3,248        20.19        643        4.00        804         5.00

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

            Fair value for variable rate loans that reprice frequently, loans held for sale, and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

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

            The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                  December 31,
                                                                                                  ------------
                                                                                   2000                               1999
                                                                                   ----                               ----
                                                                         Carrying           Fair            Carrying          Fair
                                                                          amount            value            amount           value
                                                                          ------            -----            ------           -----
Financial Assets:
  Cash and due from banks ......................................         $  9,462         $  9,462         $  6,507         $  6,507
  Interest-bearing deposits in other banks .....................               43               43            5,047            5,047
  Federal funds sold ...........................................            1,180            1,180            9,200            9,200
  Securities available for sale ................................           31,673           31,673           30,184           30,184
  Securities held for investment ...............................            3,754            3,794            4,445            4,438
  Other investments ............................................            1,088            1,088            1,025            1,025
  Loans (gross) ................................................          185,026          183,175          141,917          141,605
  Loans held for sale ..........................................           16,992           16,992            6,662            6,662
Financial Liabilities:
  Deposits .....................................................          205,634          217,531          168,776          168,437
  Securities sold under repurchase agreements ..................           14,157           14,157           15,434           15,434
  Federal funds purchased ......................................            3,660            3,660                -                -
  Notes payable to Federal Home Loan Bank ......................            8,000            8,000            5,000            5,000

                                                                     (Continued)

                                                                                               December 31,
                                                                                               ------------
                                                                                  2000                               1999
                                                                                  ----                               ----
                                                                      Carrying            Fair            Carrying           Fair
                                                                       amount             value            amount            value
                                                                       ------             -----            ------            -----
Financial Instruments with Off-Balance Sheet Risk:
  Commitments to extend credit .............................           $45,555           $45,555           $39,052           $39,052
Standby letters of credit ..................................             4,891             4,891             5,054             5,054

NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (amounts in thousands):

                            CONDENSED BALANCE SHEETS

                                                               December 31,
                                                               ------------
                                                             2000         1999
                                                             ----         ----
ASSETS
  Cash ...........................................        $ 1,203        $ 2,305
  Due from subsidiaries ..........................              -            450
  Investment in bank subsidiaries ................         22,847         20,168
  Premises and equipment .........................          1,871            767
  Other assets ...................................             69             79
                                                          -------        -------
                                                          $25,990        $23,769
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Due to subsidiaries ............................        $     -        $   186
  Other liabilities ..............................            175            237
  Shareholders' equity ...........................         25,815         23,346
                                                          -------        -------

                                                          $25,990        $23,769
                                                          =======        =======

                         CONDENSED STATEMENTS OF INCOME

                                                For the years ended December 31,
                                                --------------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
INCOME
  Fees and dividends from subsidiaries ........     $2,225     $1,841     $  522
  Other income ................................         12          6         23
                                                    ------     ------     ------
                                                     2,237      1,847        545
                                                    ------     ------     ------
EXPENSES
  Salaries and benefits .......................      1,164        964        295
  Occupancy ...................................         63         56         18
  Equipment ...................................        126        104         28
  Other operating .............................        459        293         73
                                                    ------     ------     ------
                                                     1,812      1,417        414




                                                                     (Continued)

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                     2000                 1999                 1998
                                                                                     ----                 ----                 ----
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
  SUBSIDIARIES ........................................................               2,007                 958               1,054
                                                                                    -------             -------             -------
      Income before income taxes ......................................               2,432               1,388               1,185
INCOME TAX EXPENSE (BENEFIT) ..........................................                   1                  13                 (76)
                                                                                    -------             -------             -------
      Net income ......................................................             $ 2,431             $ 1,375             $ 1,261
                                                                                    =======             =======             =======


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             For the years ended December 31,
                                                                                             --------------------------------
                                                                                         2000             1999                 1998
                                                                                         ----             ----                 ----
OPERATING ACTIVITIES
  Net income .................................................................         $  2,431          $  1,375          $  1,261
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities
      Equity in undistributed net income of bank subsidiaries ................           (2,007)             (958)           (1,054)
      Depreciation ...........................................................               41                32                16
      Amortization ...........................................................                4                 4                 3
      Decrease (increase) in other assets ....................................                6                56              (410)
      Increase (decrease) in other liabilities ...............................              (62)              127                57
                                                                                       --------          --------          --------
         Net cash provided by (used for) operating activities ................              413               636              (127)
                                                                                       --------          --------          --------
INVESTING ACTIVITIES
  Investment in bank subsidiaries ............................................                -            (5,609)           (4,500)
  Sale (purchase) of premises and equipment ..................................           (1,145)            1,358            (1,238)
                                                                                       --------          --------          --------
         Net cash used for investing activities ..............................           (1,145)           (4,251)           (5,738)
                                                                                       --------          --------          --------
FINANCING ACTIVITIES
  Proceeds from the sale of stock and exercise of stock options ..............               34               368            12,033
  Cash dividends .............................................................             (444)             (398)             (304)
  Proceeds (repayment) of advances from subsidiaries .........................               40               (81)                -
                                                                                       --------          --------          --------
         Net cash provided by (used for) financing activities ................             (370)             (111)           11,729
                                                                                       --------          --------          --------
         Net change in cash ..................................................           (1,102)           (3,726)            5,864
CASH, BEGINNING OF YEAR ......................................................            2,305             6,031               167
                                                                                       --------          --------          --------
CASH, END OF YEAR ............................................................         $  1,203          $  2,305          $  6,031
                                                                                       ========          ========          ========

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

               Unaudited condensed financial data by quarter for 2000 and 1999 is as follows (amounts, except per share data, in thousands):

                                                                                            Quarter ended
                                                                                            -------------
           2000                                                    March 31          June 30          September 30       December 31
           ----                                                    --------          -------          ------------       -----------
Interest income ........................................         $    4,251         $    4,646         $    4,914         $    5,024
Interest expense .......................................              1,977              2,273              2,430              2,594
                                                                 ----------         ----------         ----------         ----------

    Net interest income ................................              2,274              2,373              2,484              2,430
Provision for loan losses ..............................                163                155                180                183
                                                                 ----------         ----------         ----------         ----------
    Net interest income after
       provision for loan losses .......................              2,111              2,218              2,304              2,247
Noninterest income .....................................                465                628                764                774
Noninterest expenses ...................................              1,787              1,952              2,007              2,057
                                                                 ----------         ----------         ----------         ----------

    Income before income taxes .........................                789                894              1,061                964
Provision for income taxes .............................                263                312                365                337
                                                                 ----------         ----------         ----------         ----------
    Net income .........................................         $      526         $      582         $      696         $      627
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.16         $     0.18         $     0.21         $     0.20
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.16         $     0.17         $     0.21         $     0.18
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
    outstanding (1) ....................................          3,137,822          3,145,753          3,165,745          3,067,766
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
    outstanding (1) ....................................          3,257,821          3,381,771          3,254,770          3,483,792
                                                                 ==========         ==========         ==========         ==========

                                                                                            Quarter ended
                                                                                            -------------
           1999                                                    March 31          June 30          September 30       December 31
           ----                                                    --------          -------          ------------       -----------

Interest income ........................................         $    2,890         $    3,130         $    3,605         $    3,952
Interest expense .......................................              1,220              1,376              1,648              1,878
                                                                 ----------         ----------         ----------         ----------

    Net interest income ................................              1,670              1,754              1,957              2,074
Provision for loan losses ..............................                119                171                250                 31
                                                                 ----------         ----------         ----------         ----------
    Net interest income after
       provision for loan losses .......................              1,551              1,583              1,707              2,043
Noninterest income .....................................                368                383                479                538
Noninterest expenses ...................................              1,487              1,592              1,641              1,814
                                                                 ----------         ----------         ----------         ----------

    Income before income taxes .........................                432                374                545                767
Provision for income taxes .............................                147                127                187                282
                                                                 ----------         ----------         ----------         ----------
    Net income .........................................         $      285         $      247         $      358         $      485
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $      .10         $      .08         $      .12         $      .16
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $      .09         $      .08         $      .12         $      .16
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
    outstanding (1) ....................................          2,982,491          2,983,996          2,983,946          2,984,974
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
    outstanding (1) ....................................          3,081,043          3,202,414          3,092,702          3,095,226
                                                                 ==========         ==========         ==========         ==========

(1) Per share data has been restated to reflect 5 percent stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         With the exception of information set forth under the captions "Board Compensation Committee Report on Executive Compensation" and "Performance Graph," which sub-sections are not incorporated herein by reference, the information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

         (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in item 8 of this Annual Report on Form 10-K:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 2000 and 1999

         Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements - December 31, 2000

         (a) (3) Listing of Exhibits:

Exhibit No.                   Description of Exhibit

3 (i) Articles of Incorporation as amended (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A).

3(ii) Bylaws (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.2           Peoples  Bancorporation,  Inc. 1993  Incentive  Stock Option Plan
               (incorporated   by   reference   to  exhibits   to   Registrant's
               Registration Statement on Form SB-1 (Number 33-78602)).

10.3 Non-competition, Severance and Employment Agreement entered into between the Company and Robert E. Dye (incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4 Non-competition, Severance and Employment Agreement entered into between the Company and R. Riggie Ridgeway (incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

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

10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1999).

21.            Subsidiaries of the Registrant


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Peoples Bancorporation, Inc.


Dated:  March 15, 2001                 By:  s/Robert E. Dye
                                            ------------------------------------
                                                Robert E. Dye
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer


Dated:  March 15, 2001                  By: s/William B. West
                                            ------------------------------------
                                                  William B. West
                                                Senior Vice President
                                                (Principal Financial and
                                                Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                         Title                         Date
       ---------                         -----                         ----


s/ F. Davis Arnette, Jr.                Director               March 15, 2001
-----------------------------------
F. Davis Arnette, Jr.

s/ Garnet A. Barnes                     Director               March 15, 2001
-----------------------------------
Garnet A. Barnes

s/ James A. Black, Jr.                  Director               March 15, 2001
-----------------------------------
James A. Black, Jr.

s/ William A. Carr                      Director               March 15, 2001
-----------------------------------
William A. Carr

s/ Charles E. Dalton                    Director               March 15, 2001
-----------------------------------
Charles E. Dalton
s/ Robert E. Dye                        President, Chief       March 15, 2001
-----------------------------------     Executive Officer
Robert E. Dye                              and Director


s/ Robert E. Dye, Jr.                   Director               March 15, 2001
-----------------------------------
Robert E. Dye, Jr.


s/ W. Rutledge Galloway                 Director               March 15, 2001
-----------------------------------
W. Rutledge Galloway

s/ David C. King                        Director               March 15, 2001
-----------------------------------
David C. King

s/ Andrew M. McFall, III                Director               March 15, 2001
-----------------------------------
Andrew M. McFall, III

s/ E. Smyth McKissick, III              Director               March 15, 2001
-----------------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.               Director               March 15, 2001
-----------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                Director               March 15, 2001
-----------------------------------
George B. Nalley, Jr.

s/ Larry D. Reeves                      Director               March 15, 2001
-----------------------------------
Larry D. Reeves

s/ R. Riggie Ridgeway                   Secretary,             March 15, 2001
-----------------------------------     Treasurer and
R. Riggie Ridgeway                        Director


s/ Nell W. Smith                        Director               March 15, 2001
-----------------------------------
Nell W. Smith

s/ A. J. Thompson, Jr., M.D.            Director               March 15, 2001
-----------------------------------
A.       J. Thompson, Jr., M. D.

s/ William B. West                      Director               March 15, 2001
-----------------------------------
William B. West

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit


3 (i) Articles of Incorporation as amended (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A).

3(ii) Bylaws (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.2           Peoples  Bancorporation,  Inc. 1993  Incentive  Stock Option Plan
               (incorporated   by   reference   to  exhibits   to   Registrant's
               Registration Statement on Form SB-1 (Number 33-78602)).

10.3 Noncompetition, Severance and Employment Agreement entered into between the Company and Robert E. Dye (incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4 Noncompetition, Severance and Employment Agreement entered into between the Company and R. Riggie Ridgeway (incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

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

10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1999).

21.            Subsidiaries of the Registrant