Form 10-Q
period 2001-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2001-05-09
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                              Commission file
         March 31, 2001                                        000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

       South Carolina                                         57-09581843
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

               1800 East Main Street, Easley, South Carolina 29640
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

  Yes  [X] No [ ]

The number of outstanding shares of the issuer's $1.67 par value common stock as of March 31, 2001 was 3,168,046.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                  Peoples Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                          March 31,2001         December 31, 2000
                                                                                             Unaudited               Audited
                                                                                             ---------               -------
ASSETS
CASH AND DUE FROM BANKS .............................................................       $  11,133              $   9,462
INTEREST-BEARING DEPOSITS IN OTHER BANKS ............................................              57                     43
FEDERAL FUNDS SOLD ..................................................................          14,681                  1,180
                                                                                            ---------              ---------
     Total cash and cash equivalents ................................................          25,871                 10,685
SECURITIES
     Available for sale .............................................................          28,295                 31,673
     Held for investment (market value of $3,451,
         and $3,794) ................................................................           3,358                  3,754
       Other investments, at cost ...................................................           1,802                  1,088
LOANS-less allowance for loan losses
     of $2,102 and $2,023 ...........................................................         182,739                183,003
LOANS HELD FOR SALE .................................................................          26,212                 16,992
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..................................................           8,070                  8,138
ACCRUED INTEREST RECEIVABLE .........................................................           1,707                  1,816
OTHER ASSETS ........................................................................           3,368                  2,351
                                                                                            ---------              ---------
         TOTAL ASSETS ...............................................................       $ 281,422              $ 259,500
                                                                                            =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ............................................................       $  28,097              $  28,716
     Interest-bearing ...............................................................         202,104                176,918
                                                                                            ---------              ---------
         Total deposits .............................................................         230,201                205,634
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .....................................................................          15,442                 14,157
FEDERAL FUNDS PURCHASED .............................................................               0                  3,660
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................................           6,100                  8,000
ACCRUED INTEREST PAYABLE ............................................................           2,001                  1,721
OTHER LIABILITIES ...................................................................           1,085                    513
                                                                                            ---------              ---------
         Total Liabilities ..........................................................         254,829                233,685
                                                                                            ---------              ---------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,168,046 shares outstanding ..............................           5,290                  5,290
Additional paid-in capital ..........................................................          20,587                 20,587
Retained Earnings ...................................................................             585                      0
Accumulated other comprehensive income ..............................................             131                    (62)
                                                                                            ---------              ---------
         Total Shareholder's Equity .................................................          26,593                 25,815
                                                                                            ---------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ...........................................       $ 281,422              $ 259,500
                                                                                            =========              =========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Amounts in thousands except share data)

                                                                                                             (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                    2001                    2000
                                                                                                    ----                    ----
INTEREST INCOME
   Interest and fees on loans ......................................................              $    4,418              $    3,522
   Interest on securities
       Taxable .....................................................................                     531                     523
       Tax-exempt ..................................................................                      44                      54
   Interest on federal funds .......................................................                      62                     152
                                                                                                  ----------              ----------
Total interest income ..............................................................                   5,055                   4,251
                                                                                                  ----------              ----------

INTEREST EXPENSE
   Interest on deposits ............................................................                   2,445                   1,759
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................................                     179                     192
Interest on notes payable Federal Home Loan Bank ...................................                     162                      26
                                                                                                  ----------              ----------
Total interest expense .............................................................                   2,786                   1,977
                                                                                                  ----------              ----------

Net interest income ................................................................                   2,269                   2,274

PROVISION FOR LOAN LOSSES ..........................................................                     133                     163
                                                                                                  ----------              ----------

Net interest income after provision for loan losses ................................                   2,136                   2,111

NON-INTEREST INCOME
   Service fees and other income ...................................................                   1,214                     465
                                                                                                  ----------              ----------

NON-INTEREST EXPENSES
   Salaries and benefits ...........................................................                   1,274                   1,048
   Occupancy .......................................................................                     123                      86
   Equipment .......................................................................                     145                     136
   Other operating expenses ........................................................                     697                     517
                                                                                                  ----------              ----------
             Total noninterest expenses ............................................                   2,239                   1,787
                                                                                                  ----------              ----------
   Income before income taxes ......................................................                   1,111                     789

PROVISION FOR INCOME TAXES .........................................................                     399                     263
                                                                                                  ----------              ----------

   Net income ......................................................................              $      712              $      526
                                                                                                  ==========              ==========

INCOME PER COMMON SHARE:
   BASIC ...........................................................................              $     0.22              $     0.17
                                                                                                  ==========              ==========
   DILUTED .........................................................................              $     0.22              $     0.16
                                                                                                  ==========              ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC ...........................................................................               3,168,046               3,137,822
                                                                                                  ==========              ==========
   DILUTED .........................................................................               3,255,229               3,257,821
                                                                                                  ==========              ==========

DIVIDENDS PAID PER COMMON SHARE ....................................................              $    0.040              $    0.035
                                                                                                  ==========              ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2001 and 2000

                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                                                                      Accumulated
                                                   Common stock           Additional                     other             Total
                                                   ------------             paid-in        Retained   comprehensive    shareholders'
                                               Shares         Amount        capital        earnings      income           equity
                                               ------         ------        -------        --------      ------           ------
Balance, December 31, 1999 * .........        2,987,627    $    4,989    $   18,867     $        0   $        (510)   $     23,346
Net Income ...........................                                                         526                             526
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale                                                                               (83)            (83)
   Less reclassification
   adjustments for gains
   included in net income ............                                                                           0               0
                                                                                                                       -----------
Comprehensive income .................                                                                                         443
Cash Dividends .......................                                                        (105)                           (105)
Proceeds from stock options ..........              775             2             2                                              4
                                              ---------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 1999 ..............        2,988,402    $    4,991    $   18,869     $      421   $        (593)   $     23,688
                                              =========    ==========    ==========     ==========   =============    ============

Balance, December 31, 2000 * .........        3,168,046    $    5,290    $   20,587     $        0   $         (62)   $     25,815
Net Income ...........................                                                         712                             712
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale .....                                                                         193             193
   Less reclassification
   adjustments for gains
   included in net income ............                                                                           0               0
                                                                                                                      ------------
Comprehensive income .................                                                                                         905
Cash Dividends .......................                                                        (127)                           (127)
Proceeds from stock options ..........
                                              ---------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 2000 ..............        3,168,046    $    5,290    $   20,587     $      585   $         131    $     26,593
                                              =========    ==========    ==========     ==========   =============    ============

* 5% stock dividends issued in January 2000 and 2001 are reflected in December 31, 1999 and 2000 data.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2001                 2000
                                                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................             $    712              $    526
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses ...........................................................                  133                   163
   Depreciation and amortization .......................................................                  132                   124
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                  (16)                   11
    Origination of mortgage loans held for sale ........................................              (93,913)              (32,261)
    Sale of mortgage loans held for sale ...............................................               84,693                21,931
   (Increase)decrease in accrued interest receivable ...................................                  108                   (31)
   (Increase) decrease in other assets .................................................               (1,119)                  109
   Increase in accrued interest payable ................................................                  279                   124
   Increase (decrease) in other liabilities ............................................                  571                  (111)
                                                                                                     --------              --------
     Net cash provided by operating activities .........................................               (8,420)               (9,415)
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ..........................................               (8,575)               (3,780)
   Proceeds from the maturity of securities available for sale .........................                1,246                   878
   Proceeds from the call of securities available for sale .............................               10,700                   133
   Net (increase) decrease in loans ....................................................                  132                (8,816)
   Purchase of premises and equipment ..................................................                  (63)                 (243)
                                                                                                     --------              --------
     Net cash used in investing activities .............................................                3,440               (11,828)
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               24,567                14,536
   Net increase in securities sold under repurchase
     agreements ........................................................................                1,286                   728
   Net increase(decrease) in Federal funds purchased ...................................               (3,660)                2,230
   Net decrease in notes payable Federal Home Loan Bank ................................               (1,900)               (5,000)
   Proceeds from stock options exercised ...............................................                    0                     4
   Cash dividend .......................................................................                 (127)                 (113)
                                                                                                     --------              --------
     Net cash provided by financing activities .........................................               20,166                12,385
                                                                                                     --------              --------
     Net increase (decrease) in cash and cash equivalents ..............................               15,186                (8,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               10,685                20,754
                                                                                                     --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................             $ 25,871              $ 11,896
                                                                                                     ========              ========

CASH PAID FOR
     Interest ..........................................................................             $  2,505              $  1,853
                                                                                                     ========              ========
     Income Taxes ......................................................................             $     67              $     42
                                                                                                     ========              ========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2000 Annual Report to shareholders and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.04 per common share to shareholders of record March 23, 2001 payable April 6, 2001.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,168,046 at March 31, 2001 and 3,137,822 at March 31, 2000. The weighted average number of common shares outstanding for diluted net income per common share was 3,255,229 at March 31, 2001 and 3,257,821 at March 31, 2000.

      The Company issued a five-percent common stock dividend in January 2001. Per share data in 2000 has been restated to reflect this transaction.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2000
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month period ending March 31, 2001 are not necessarily indicative of the results to be attained for any other period.

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

Overview

      Peoples Bancorporation, Inc. was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the Common Stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. On May 19, 2000, the Company filed an election with the Federal Reserve Bank of Richmond to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999, and the election became effective June 23, 2000. As a financial holding company, Peoples Bancorporation, Inc. may engage in activities that are financial in nature or incidental to a financial activity as described in the law and regulations adopted pursuant to the law. To date, the Company has not engaged in any activities other than those permitted to a bank holding company and has not yet taken advantage of its status as a financial holding company to engage in additional activities.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2001 was $712,000, or $0.22 per diluted share compared to $526,000, or $0.16 per diluted share for the first quarter of 2000. Return on average equity for the three months ended March 31, 2001 was 11.03% compared to 8.76% for the three months ended March 31, 2000. Return on average assets for the three months ended March 31, 2001 was 1.07% compared to 0.96% for the three months ended March 31, 2000. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2001 are attributable to the attainment of profitability associated with Seneca National Bank, which commenced operations in February 1999, and increased earnings at The Peoples National Bank and at Bank of Anderson, N. A. resulting largely from an increase in interest income from a larger base of interest-earning assets coupled with an increase in fee income associated with the Company's mortgage loan operations. The Peoples National Bank recorded net earnings of $633,000 for the quarter ended March 31, 2001 compared to net earnings of $503,000 for the quarter ended March 31, 2000. Bank of Anderson, N. A. recorded net earnings of $75,000 for the quarter ended March 31, 2001 compared to net earnings of $32,000 for the quarter ended March 31, 2000. Seneca National Bank recorded net earnings of $7,000 for the quarter ended March 31, 2001 compared to a net loss of $1,000 for the quarter ended March 31, 2000.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $5,000, or 0.2%, to $2,269,000 in the quarter ended March 31, 2001 compared to $2,274,000 in the quarter ended March 31, 2000. The Company's net interest margin was 3.52% for the quarter ended March 31, 2001 compared to 4.51% for the quarter ended March 31, 2000. The decreases in the dollar amount of net interest income and in the net interest margin resulted primarily from decreases in rates earned on assets that outweighed corresponding decreases in rates paid on interest-bearing liabilities at the Banks, which resulted from falling market rates.

     The Company's total interest income for the first quarter of 2001 was $5,055,000 compared to $4,251,000 for the first quarter of 2000, an increase of $804,000, or 18.9%. Interest and fees on loans, the largest component of total interest income, increased $896,000 in the first quarter of 2001 to $4,418,000 compared to $3,522,000 for the first quarter of 2000, an increase of 25.4%. The significant increase in interest and fees on loans is attributable to a larger base of outstanding loans in the first quarter of 2001 when compared to the first quarter of 2000.

     The Company's total interest expense for the first quarter of 2001 was $2,786,000 compared to $1,977,000 for the first quarter of 2000, an increase of $809,000, or 40.9%. Interest expense on deposits, the largest component of total interest expense, increased $686,000 in the first quarter of 2001 to $2,445,000 compared to $1,759,000 for the first quarter of 2000, an increase of 39.0%. Interest on Federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $13,000, or 6.8%, to $179,000 in the first quarter of 2001 compared to $192,000 for the first quarter of 2000. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, increased $136,000, or 523.1%, to $162,000 in the first quarter of 2001 compared to $26,000 for the first quarter of 2000. The significant increase in total interest expense and corresponding increases in interest expense on deposits and interest expense on notes payable to the Federal Home Loan Bank are largely attributable to increases in the dollar amounts outstanding in these categories of liabilities.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months ended March 31, 2001 was $133,000 compared to $163,000 for the three months ended March 31, 2000. The decrease in the Company's provision for loan losses for the 2001 quarter is partly attributable to some diminishment of the strong loan growth experienced by the Company's banking subsidiaries. During the 2001 quarter, The Peoples National Bank made provisions of $105,000 compared to provisions of $90,000 in the 2000 quarter. Bank of Anderson, N. A. made provisions of $10,000 for the 2001 quarter compared to $43,000 for the 2000 quarter. Seneca National Bank made provisions of $18,000 during the 2001 quarter compared to $30,000 for the 2000 quarter.

Non-interest Income

     Non-interest income increased $749,000, or 161.1%, to $1,214,000 for the first quarter of 2001 compared to $465,000 for the first quarter of 2000. The increase is largely attributable to an increase of $587,000, or 304.1%, in fees generated from the Company's mortgage loan operations, which were $780,000 for the three months ended March 31, 2001, compared to $193,000 for the three months ended March 31, 2000. This significant increase in fees associated with the Company's mortgage lending operations resulted from lower long term mortgage interest rates which resulted in a significant amount of refinancing activity and new mortgage loans.

     Another factor contributing to the increase in non-interest income is additional fee income of $187,000 recorded in the first quarter of 2001 associated with a new overdraft privilege product which was implemented during the late third quarter of 2000. No gain or loss was realized on the sale of available-for-sale securities during the first three months of either 2001 or 2000.

Non-interest Expense

     Total non-interest expense increased $452,000 or 25.3% for the first quarter of 2001 over the first quarter of 2000. Salaries and benefits, the largest component of non-interest expense, increased $226,000, or 21.6%, in the first quarter of 2001 compared to the first quarter of 2000. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's overall growth and normal salary increases throughout the Company. Occupancy and equipment expenses increased $46,000, or 20.7%, in the first quarter of 2001 over the first quarter of 2000 due primarily to an increase in depreciation expense and maintenance expenses associated with the purchase of a new corporate office building in October 2000.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 71.3% of total earning assets. As of March 31, 2001, the Company had total gross loans outstanding of $184,841,000. Loans decreased $185,000, or 0.1%, from $185,026,000 in total gross outstanding loans at December 31, 2000 and increased $26,971,000, or 17.1% from $157,870,000, in total gross loans outstanding at March 31, 2000. The increase resulted from new loans generated by Bank of Anderson and Seneca National Bank and strong loan growth experienced by The Peoples National Bank.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the company's loans for the quarter ended March 31, 2001 was 8.17% compared to 8.97% for the quarter ended March 31, 2000. Approximately 37.9% of the Company's loans are tied to the prime interest rate.

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

     The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties and are classified as loans held for sale for reporting purposes. At March 31, 2001 the Company held $26,212,000 of mortgage loans for sale compared to $16,992,000 at December 31, 2000 and $9,800,000 at March 31, 2000. During the first quarter of 2001, the Company originated $93,912,000 and sold $67,700,000 in mortgages held for sale.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2001, approximately $13,365,000, or 10.2%, of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2001 was $2,102,000, or 1.0% of loans outstanding compared to $2,023,000, or 1.0% of loans outstanding at December 31, 2000 and to $1,690,000, or 1.01% of loans outstanding at March 31, 2000. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At March 31, 2001, the Company had $904,000 in non-accruing loans, no restructured loans, $177,000 in loans more than ninety days past due and still accruing interest, and $1,065,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $67,000 in restructured loans, $67,000 in loans more than ninety days past due on which interest was still being accrued, and $478,000 in other real estate owned at December 31, 2000. At March 31, 2000, the Company had $485,000 in non-accruing loans, no restructured loans and no loans more than ninety days past due and still accruing interest, and $219,000 in other real estate owned. Non-performing loans at March 31, 2001 consisted of $260,000 in commercial loans; $815,000 in mortgage loans; and $6,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 1.01%, 0.81% and 0.29% at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

     Net charge-offs during the first three months of 2001 were $54,000, compared to net charge-offs of $53,000 for the first three months 2000 and net charge-offs of $83,000 for the year ended December 31, 2000. The allowance for loan losses as a percentage of non-performing loans was 194%, 348% and 173%, respectively, as of March 31, 2001, March 31, 2000 and December 31, 2000.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by
Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. At each of March 31, 2001, March 31, 2000 and December 31, 2000 the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2001, securities totaled $33,455,000. Securities decreased $3,060,000 from $36,515,000 invested as of December 31, 2000 and $4,831,000 from
$38,286,000 invested as of March 31, 2000.

     At March 31, 2001, the Company's total investments classified as available for sale had a book value of $28,097,000 and a market value of $28,295,000 for an unrealized gain of $198,000. This compares to a book value of $35,210,000 and a market value of $34,312,000 for an unrealized loss of $898,000 on the Company's investments classified as available for sale at March 31, 2000. At December 31, 2000 the Company's total investments classified as available for sale had a book value of $31,767,000 and a market value of $31,673,000 for an unrealized loss of $94,000.

Deposits

     The Bank's primary source of funds for loans and investments is its deposits. Deposits grew $24,567,000, or 11.9%, to $230,201,000 at March 31, 2001
from  $205,634,000  at  December  31,  2000  and  $46,889,000,  or  25.6%,  from
$183,312,000 at March 31, 2000. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first three months of 2001, interest-bearing deposits averaged $184,051,000 compared to $152,483,000 for the first three months of 2000. Some of the increase in interest-bearing deposits is attributable to the receipt by The Peoples National Bank of $14,077,000 in certificates of deposit from various sources through a program designated to seek deposits via the Internet. This was done to reduce the need for liquidity from short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These deposits are also being used to fund Peoples National Bank's need for short-term mortgage lending activities. The certificates garnered through the internet were in increments of less than $100,000 each with original fixed terms ranging from 90 to 180 days and with interest rates comparable to those offered in the bank's local market area for like amounts and terms.

     The average interest rate paid on interest-bearing deposits was 5.38% for the first quarter of 2001 compared to 4.61% for the first quarter of 2000. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At March 31, 2001 interest-bearing deposits comprised 87.8% of total deposits compared to 86.2% at March 31, 2000.

     The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large source of funds. Core deposits as a percentage of total deposits averaged approximately 75.6% and 79.5% for the three months ended March 31, 2001 and 2000, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

     The Company's borrowings are comprised of Federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2001 short-term borrowings totaled $16,542,000 and were comprised of $15,442,000 in securities sold under repurchase agreements and $1,100,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At December 31, 2000 short-term borrowings totaled $17,817,000 and were comprised of $3,660,000 in Federal funds purchased, $14,157,000 in securities sold under repurchase agreements, and $3,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2000 short-term borrowings totaled $18,392,000 and were comprised of $2,230,000 in Federal funds purchased and $16,162,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at March 31, 2001 compared to $5,000,000 at December 31, 2000. The Company had no long-term Federal Home Loan Bank of Atlanta advances at March 31, 2000.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At March 31, 2001 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to twenty percent (20%) of its total assets or approximately $37,942,000. The unused portion of this line of credit was $31,842,000 at March 31, 2001. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal
Home Loan Bank totaling ten percent (10%) of each bank's total assets or approximately $6,228,000 and $2,690,000 respectively. At March 31, 2001 the Banks had unused federal funds lines of credit totaling $14,600,000 with correspondent banks.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

     During the first quarter of 2001, the Company had no capital expenditures other than through the normal course of business. No large capital expenditures are anticipated through the remainder of 2001.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY and RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2001:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                        Well                     Adequately
                                                                                     Capitalized                 Capitalized
                                                          Actual                     Requirement                 Requirement
                                                  Amount          Ratio        Amount           Ratio       Amount          Ratio
                                                  ------          -----        ------           -----       ------          -----
Company:
Total Risk-based Capital ...............         $28,564          13.93%      $20,505          10.00%      $16,404          8.00%
Tier 1 Risk-based Capital ..............          26,462          12.90        12,308           6.00         8,205          4.00
Leverage Ratio .........................          26,462           9.34        14,166           5.00        11,333          4.00

Peoples National Bank:
Total Risk-based Capital ...............         $15,990          11.50%      $13,904          10.00%      $11,123          8.00%
Tier 1 Risk-based Capital ..............          14,648          10.53         8,346           6.00         5,564          4.00
Leverage Ratio .........................          14,648           7.98         9,178           5.00         7,342          4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 5,956          13.87%      $ 4,294          10.00%      $ 3,435          8.00%
Tier 1 Risk-based Capital ..............           5,439          12.67         2,576           6.00         1,717          4.00
Leverage Ratio .........................           5,439           9.30         2,924           5.00         2,339          4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 3,539          17.25%      $ 2,052          10.00%      $ 1,641          8.00%
Tier 1 Risk-based Capital ..............           3,296          16.07         1,231           6.00           820          4.00
Leverage Ratio .........................           3,296          12.45         1,324           5.00         1,059          4.00

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

     The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2001, on a cumulative basis through 12 months, rate sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $70.3 million. This liability sensitive position is largely attributable to the assumption that the Company's NOW accounts, which totaled $27.8 million at March 31, 2001, will reprice within one year. This assumption may or may not hold true as the Company believes its NOW accounts are generally not price sensitive.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

               By Stipulation of Dismissal, filed April 23, 2001 in the Court of Common Pleas for the Thirteenth Judicial Circuit of the State of South Carolina, the legal action by Thomas T. Brittain against Peoples National Bank, and the Bank's counterclaims against Mr. Brittain, which were previously disclosed in the Company's reports pursuant to the Securities Exchange Act of 1934, were dismissed with prejudice. As a result of the dismissal with prejudice, the matter has been finally resolved, neither party was required to make any payment to the other, and the proceeding may not be reinstated.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

               No Exhibits

(b)      Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEOPLES BANCORPORATION, INC.


Dated:  May 4, 2001                      By: /s/ Robert E. Dye
                                            ------------------------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  May 4, 2001                      By: /s/ William B. West
                                            ------------------------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)