Form 10-Q
period 2001-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2001-08-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended                                  Commission file
         June 30, 2001                                              000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

            South Carolina                                 57-09581843
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

                             Yes [X]    No [ ]

The number of outstanding shares of the issuer's $1.67 par value common stock as of June 30, 2001 was 3,168,046.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                             June 30, 2001         December 31, 2000
                                                                                               Unaudited               Audited
                                                                                               ---------               -------
ASSETS
CASH AND DUE FROM BANKS .............................................................          $   9,900              $   9,462
INTEREST-BEARING DEPOSITS IN OTHER BANKS ............................................                 21                     43
FEDERAL FUNDS SOLD ..................................................................             22,585                  1,180
                                                                                               ---------              ---------
     Total cash and cash equivalents ................................................             32,506                 10,685
SECURITIES
     Available for sale .............................................................             25,448                 31,673
     Held for investment (market value
         of $3,444, and $3,794) .....................................................              3,356                  3,754
       Other investments, at cost ...................................................              1,802                  1,088
LOANS-less allowance for loan losses
     of $2,176 and $2,023 ...........................................................            193,775                183,003
LOANS HELD FOR SALE .................................................................             21,378                 16,992
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..................................................              8,008                  8,138
ACCRUED INTEREST RECEIVABLE .........................................................              1,550                  1,816
OTHER ASSETS ........................................................................              3,134                  2,351
                                                                                               ---------              ---------
         TOTAL ASSETS ...............................................................          $ 290,957              $ 259,500
                                                                                               =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ............................................................          $  34,309              $  28,716
     Interest-bearing ...............................................................            203,478                176,918
                                                                                               ---------              ---------
         Total deposits .............................................................            237,787                205,634
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .....................................................................             18,409                 14,157
FEDERAL FUNDS PURCHASED .............................................................                  0                  3,660
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................................              5,000                  8,000
ACCRUED INTEREST PAYABLE ............................................................              1,758                  1,721
OTHER LIABILITIES ...................................................................                847                    513
                                                                                               ---------              ---------
         Total Liabilities ..........................................................            263,801                233,685
                                                                                               ---------              ---------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,168,046 shares outstanding ..............................              5,290                  5,290
Additional paid-in capital ..........................................................             20,587                 20,587
Retained Earnings ...................................................................              1,170                      0
Accumulated other comprehensive income ..............................................                109                    (62)
                                                                                               ---------              ---------
         Total Shareholders' Equity .................................................             27,156                 25,815
                                                                                               ---------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................................          $ 290,957              $ 259,500
                                                                                               =========              =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                                 Three Months Ended               Six Months Ended
                                                                                     June 30,                        June 30,
                                                                               2001             2000           2001          2000
                                                                               ----             ----           ----          ----
INTEREST INCOME
Interest and fees on loans .....................................       $    4,512       $    3,983       $    8,930       $    7,505
Interest on securities
     Taxable ...................................................              446              527              977            1,050
     Tax-exempt ................................................               42               49               86              103
Interest on federal funds ......................................              181               87              243              239
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,181            4,646           10,236            8,897

INTEREST EXPENSE
Interest on deposits ...........................................            2,611            2,015            5,056            3,774
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................              170              166              349              358
Interest on notes payable Federal Home
     Loan Bank .................................................               68               92              230              118
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,849            2,273            5,635            4,250

Net interest income ............................................            2,332            2,373            4,601            4,647
PROVISION FOR LOAN LOSSES ......................................              119              155              252              318
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................            2,213            2,218            4,349            4,329

NON-INTEREST INCOME
Service fees and other income ..................................            1,292              628            2,506            1,093

NON-INTEREST EXPENSE
Salaries and benefits ..........................................            1,395            1,110            2,669            2,158
Occupancy ......................................................              125               87              248              173
Equipment ......................................................              164              156              309              292
Other operating expenses .......................................              712              599            1,409            1,116
                                                                       ----------       ----------       ----------       ----------
                                                                            2,396            1,952            4,635            3,739

Income before income taxes .....................................            1,109              894            2,220            1,683

PROVISION FOR INCOME TAXES .....................................              397              312              796              575
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $      712       $      582       $    1,424       $    1,108
                                                                       ==========       ==========       ==========       ==========


INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.22       $     0.19       $     0.45       $     0.35
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.22       $     0.17       $     0.44       $     0.34
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC ......................................................        3,168,046        3,145,753        3,168,046        3,141,787
                                                                       ==========       ==========       ==========       ==========
    DILUTED ....................................................        3,247,522        3,381,771        3,251,643        3,259,796
                                                                       ==========       ==========       ==========       ==========
DIVIDENDS PAID PER COMMON
     SHARE .....................................................       $     0.04       $    0.035       $     0.08       $     0.07
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the three months ended June 30, 2001 and 2000

                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                                                        Accumulated
                                                     Common stock           Additional                     other          Total
                                                     ------------             paid-in        Retained   comprehensive  shareholders'
                                                 Shares         Amount        capital        earnings      income         equity
                                                 ------         ------        -------        --------      ------         ------
Balance, December 31, 1999* ................   2,987,627     $    4,989     $   18,867     $        0    $     (510)     $   23,346
Net Income .................................                                                    1,108                         1,108
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale .........                                                                    (79)            (79)
   Less reclassification
     adjustments for gains
     included in net income ................                                                                      0               0
                                                                                                                         ----------
Comprehensive income .......................                                                                                  1,029
Cash Dividends .............................                                                     (210)                         (210)
Proceeds from stock options ................      23,433             39            (35)                                           4
                                              ----------     ----------     ----------     ----------    ----------      ----------
Balance, June 30, 2000 .....................   3,011,060     $    5,028     $   18,832     $      898    $     (589)     $   24,169
                                              ==========     ==========     ==========     ==========    ==========      ==========

Balance, December 31, 2000* ................   3,168,046     $    5,290     $   20,587     $        0    $      (62)     $   25,815
Net Income .................................                                                    1,424                         1,424
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale .........                                                                    171             171
   Less reclassification
     adjustments for gains
     included in net income ................                                                                      0               0
                                                                                                                         ----------
                                                                                                                                  0
Comprehensive income .......................                                                                                  1,595
Cash Dividends .............................                                                     (254)                         (254)
Proceeds from stock options
                                              ----------     ----------     ----------     ----------    ----------      ----------
Balance, June 30, 2001 .....................   3,168,046     $    5,290     $   20,587     $    1,170    $      109      $   27,156
                                              ==========     ==========     ==========     ==========    ==========      ==========


* 5% stock dividends issued in January 2000 and 2001 are reflected in December 31, 1999 and 2000 data.

                  Peoples Bancorporation, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                             (Unaudited)
                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                       2001                  2000
                                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ............................................................................           $   1,424            $   1,108
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses .............................................................                 252                  318
   Depreciation and amortization .........................................................                 274                  259
   Amortization and accretion (net) of premiums and
     discounts on securities .............................................................                 (48)                  18
   Origination of mortgage loans held for sale ...........................................            (179,229)             (60,893)
   Sale of mortgage loans held for sale ..................................................             174,843               49,606
   (Increase)decrease in accrued interest receivable .....................................                 266                 (100)
   Increase in other assets ..............................................................                (782)                (252)
   Increase in accrued interest payable ..................................................                  37                  185
   Increase in other liabilities .........................................................                  89                   34
                                                                                                     ---------            ---------
     Net cash provided (used) by operating activities ....................................              (2,874)               9,717
                                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ............................................             (16,319)              (4,330)
   Proceeds from the maturity of securities available for sale ...........................               2,736                2,078
   Proceeds from the call of securities available for sale ...............................              19,800                  133
   Net increase in loans .................................................................             (10,869)             (28,221)
   Purchase of premises and equipment ....................................................                (145)                (453)
                                                                                                     ---------            ---------
     Net cash used in investing activities ...............................................              (4,797)             (30,793)
                                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..............................................................              32,153               29,241
   Net increase in securities sold under repurchase
     agreements ..........................................................................               4,253                1,027
   Net increase(decrease) in Federal funds purchased .....................................              (3,660)                   0
   Net increase (decrease) in notes payable Federal Home Loan Bank .......................              (3,000)               3,000
   Proceeds from stock options exercised .................................................                   0                    4
   Cash dividend .........................................................................                (254)                (210)
                                                                                                     ---------            ---------
     Net cash provided by financing activities ...........................................              29,492               33,062
                                                                                                     ---------            ---------
     Net increase in cash and cash equivalents ...........................................              21,821               (7,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............................................              10,685               20,754
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................           $  32,506            $  13,306
                                                                                                     =========            =========

CASH PAID FOR
     Interest ............................................................................           $   5,598            $   4,065
                                                                                                     =========            =========
     Income Taxes ........................................................................           $     726            $     391
                                                                                                     =========            =========

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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.04 per common share to shareholders of record March 23, 2001 and June 21, 2001, respectively, payable April 6, 2001 and July 6, 2001, respectively.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,168,046 at June 30, 2001 and 3,141,787 at June 30, 2000. The weighted average number of common shares outstanding for diluted net income per common share was 3,251,643 at June 30, 2001 and 3,259,796 at June 30, 2000.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2000
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the six-month period ending June 30, 2001 are not necessarily indicative of the results to be attained for any other period.

Forward-Looking Statements

         From time to time, Peoples Bancorporation, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the second quarter of 2001 was $712,000, or $0.22 per diluted share compared to $582,000, or $0.17 per diluted share for the second quarter of 2000. Net income for the six months ended June 30, 2001 was $1,424,000, or $0.44 per diluted share compared to $1,108,000, or
$0.34 per diluted share for the six months ended June 30, 2000. Return on average equity for the six months and three months ended June 30, 2001 was 10.84% and 10.67%, respectively, compared to 9.15% and 9.52%, respectively, for the six months and three months ended June 30, 2000. Return on average assets for the six months and three months ended June 30, 2001 was 1.04 % and 1.00%, respectively, compared to 0.96% and 0.97%, respectively, for the six months and three months ended June 30, 2000. The increases in the Company's net income and earnings per fully diluted share in 2001 are attributable to the attainment of profitability by Seneca National Bank, which commenced operations in February 1999, and increased earnings at The Peoples National Bank and at Bank of Anderson, N. A. resulting largely from an increase in interest income from a larger base of interest-earning assets coupled with an increase in fee income associated with the Company's mortgage loan operations and the introduction of a new overdraft protection product. The Peoples National Bank recorded net earnings of $1,261,000 for the six months ended June 30, 2001 compared to net earnings of $1,011,000 for the six months ended June 30, 2000. Bank of Anderson,
N. A. recorded net earnings of $157,000 for the six months ended June 30, 2001 compared to net earnings of $104,000 for the six months ended June 30, 2000. Seneca National Bank recorded net earnings of $22,000 for the six months ended June 30, 2001 compared to a net loss of $3,000 for the six months ended June 30, 2000.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $41,000, or 1.7%, to $2,332,000 in the quarter ended June 30, 2001 compared to $2,373,000 in the quarter ended June 30, 2000. For the six months ended June 30, 2001 net interest income before provision for loan losses decreased $46,000, or 1.0%, to $4,601,000 compared to $4,647,000 for the six months ended June 30, 2000. For the six months and three months ended June 30, 2001 the Company's net interest margin was 3.60% and 3.49%, respectively, compared to 4.37% and 4.26%, respectively, for the six months and three months ended June 30, 2000. The decreases in the dollar amount of net interest income and in the net interest margin resulted primarily from rapid decreases in short-term rates earned on interest-earning assets that outweighed corresponding decreases in rates paid on interest-bearing liabilities at the Banks associated with the Federal Reserve's lowering of short-term interest rates six times in the first six months of the year.

     The Company's total interest income for the second quarter of 2001 was $5,181,000 compared to $4,646,000 for the second quarter of 2000, an increase of $535,000 or 11.5%. Total interest income for the six months ended June 30, 2001 was $10,236,000 compared to $8,897,000 for the six months ended June 30, 2000, an increase of $1,339,000 or 15.0%. Interest and fees on loans, the largest component of total interest income, increased $529,000 in the second quarter of 2001 to $4,512,000 compared to $3,983,000 for the second quarter of 2000, an increase of 13.3%. Interest and fees on loans increased $1,425,000 for the six months ended June 30, 2001 to $8,930,000 compared to $7,505,000 for the six months ended June 30, 2000, an increase of 19.0%. The significant increase in interest and fees on loans for the quarter and the six-month period ending June 30 2001 is attributable to a larger base of outstanding loans during these periods when compared to the same periods in 2000.

     The Company's total interest expense for the second quarter of 2001 was $2,849,000 compared to $2,273,000 for the second quarter of 2000, an increase of $576,000, or 25.3%. Total interest expense for the six months ended June 30, 2001 was $5,635,000 compared to $4,250,000 for the six months ended June 30, 2000, an increase of $1,385,000, or 32.6%. Interest expense on deposits, the largest component of total interest expense, increased $596,000 in the second quarter of 2001 to $2,611,000 compared to $2,015,000 for the second quarter of 2000, an increase of 29.6%. Interest expense on deposits increased $1,282,000 for the six months ended June 30, 2001 to $5,056,000 compared to $3,774,000 for the six months ended June 30,2000, an increase of 34.0%. The increase in total interest expense and interest expense on deposits for the quarter and year-to-date period ending June 30, 2001 when compared to the same periods in 2000 is attributable to a larger base of interest-bearing liabilities in the 2001 periods.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months and six months ended June 30, 2001 was $119,000 and $252,000, respectively, compared to $155,000 and $318,000, respectively, for the three months and six months ended June 30, 2000. The decrease in the Company's provision for loan losses for the second quarter and first six months of 2001 is partly attributable to some diminishment of the strong loan growth experienced by the Company's banking subsidiaries in 2001 and reflective of the Company's overall credit quality.

Non-interest Income

     Non-interest income increased $664,000, or 105.7%, to $1,292,000 for the second quarter of 2001 compared to $628,000 for the second quarter of 2000. Non-interest income increased $1,413,000, or 129.3%, to $2,506,000 for the first half of 2001 compared to $1,093,000 for the first half of 2000. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees on mortgage loans. Another factor contributing to the increase in non-interest income is additional fee income associated with a new overdraft privilege product, which was implemented during the third quarter of 2000.

Non-interest Expense

     Total non-interest expense increased $444,000, or 22.8%, to $2,396,000 for the second quarter of 2001 from $1,952,000 for the second quarter of 2000. Total non-interest expense increased $896,000 or 24.0% to $4,635,000 for the first half of 2001 from $3,739,000 for the first half of 2000. Salaries and benefits, the largest component of non-interest expense, increased $285,000, or 25.7%, to $1,395,000 for the second quarter of 2001 from $1,110,000 for the second quarter of 2000. Salaries and benefits increased $511,000, or 23.7%, to $2,669,000 for the first half of 2001 from $2,158,000 for the first half of 2000. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's continued growth and normal salary increases throughout the Company. Occupancy and equipment expenses increased $46,000, or 18.9%, to $289,000 for the second quarter of 2001 from $243,000 for the second quarter of 2000. Occupancy and equipment expenses increased $92,000, or 19.8%, to $557,000 for the first half of 2001 from $465,000 for the first half of 2000. The increase in occupancy and equipment expenses is due primarily to an increase in depreciation expense and maintenance expense associated with the purchase of a new corporate office building in October 2000 and partial occupancy in March 2001.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 72.4% of total earning assets. As of June 30, 2001, the Company had total gross loans outstanding of $195,951,000. Loans increased $10,925,000, or 5.9%, from $185,026,000 in total gross outstanding loans at December 31, 2000 and increased $25,901,000, or 15.2% from $170,050,000, in total gross loans outstanding at June 30, 2000. The increase resulted from new loans generated by Bank of Anderson and Seneca National Bank and strong loan growth experienced by The Peoples National Bank.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the quarter ended June 30, 2001 was 8.20% compared to 8.92% for the first six months of 2000. Approximately 38.5% of the Company's loans are tied to the prime interest rate.

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

     The Banks employ mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. Peoples National Bank also has a wholesale mortgage loan department that packages, purchases and closes loans for a number of third party community banks and mortgage loan companies. The loans originated by the banks and purchased from third parties are classified as loans held for sale for reporting purposes. The Company does not service mortgage loans, therefore the Company receives a service release fee on all loans sold to third parties. At June 30, 2001 the Company held $21,378,000 of mortgage loans for sale compared to $16,992,000 at December 31, 2000 and $17,949,000 at June 30, 2000. During the second quarter of 2001, the Company originated $179,229,000 and sold $157,851,000 in mortgage loans.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strength and low debt-to-worth ratio. At June 30, 2001, approximately $12,350,000, or 8.8%, of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family, and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

     Management  believes the loan  portfolio  is  adequately  diversified.  The
Company has no foreign loans or loans for highly leveraged transactions. The Company has very few agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2001 was $2,176,000, or 1.11% of loans outstanding (excluding loans held for sale) compared to $2,023,000, or 1.09% of loans outstanding at December 31, 2000 and to $1,812,000, or 1.07% of loans outstanding at June 30, 2000. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2001, the Company had $1,003,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $941,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $67,000 in restructured loans, $67,000 in loans more than ninety days past due on which interest was still being accrued, and $478,000 in Other Real Estate Owned at December 31, 2000. At June 30, 2000, the Company had $703,000 in non-accruing loans, $218,000 in restructured loans and no loans more than ninety days past due and still accruing interest, and $219,000 in other real estate owned. Non-performing loans at June 30, 2001 consisted of $223,000 in commercial loans; $738,000 in real estate loans; and $42,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.89%, 0.81% and 0.41% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

     Net charge-offs during the first six months of 2001 were $98,000, compared to net charge-offs of $33,000 for the first six months of 2000 and net charge-offs of $83,000 for the year ended December 31, 2000. The allowance for loan losses as a percentage of non-performing loans was 217%, 258% and 173%, respectively, as of June 30, 2001, June 30, 2000 and December 31, 2000.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. At each of June 30, 2001, June 30, 2000, and December 31, 2000 the Company had no impaired loans.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company maintains its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2001 securities totaled $30,606,000. Securities decreased $5,909,000 from $36,515,000 invested as of December 31, 2000 and $7,028,000 from
$37,634,000 invested as of June 30, 2000.

         At June 30, 2001, the Company's total investments classified as available for sale had a book value of $27,084,000 and a market value of $27,249,000 for an unrealized gain of $165,000. At December 31, 2000 the Company's total investments classified as available for sale had a book value of $31,767,000 and a market value of $31,673,000 for an unrealized loss of $94,000. At June 30, 2000 the Company's total investments classified as available for sale had a book value of $34,780,000 and a market value of $33,887,000 for an unrealized loss of $893,000.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Deposits grew $32,153,000, or 15.6%, to $237,787,000 at June 30, 2001 from  $205,634,000  at December 31, 2000 and grew  $39,770,000,  or 20.1%,  from
$198,017,000 at June 30, 2000. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates, location, convenience, and services provided.

         During the first six months of 2001, interest-bearing deposits averaged $192,544,000 compared to $158,543,000 for the first six months of 2000. The average interest rate paid on interest-bearing deposits was 5.25% for the first six months of 2001 compared to 4.49% for the first six months of 2000. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At June 30, 2001 interest-bearing deposits comprised 85.6% of total deposits compared to 84.8% at June 30, 2000.

         The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, core deposits continue to provide the Company with a large source of funds. Core deposits as a percentage of total deposits averaged approximately 72.6% and 79.3% for the six months ended June
30, 2001 and 2000, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of Federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2001 short-term borrowings totaled $18,409,000 and were comprised entirely of securities sold under repurchase agreements. At December 31, 2000 short-term borrowings totaled $20,817,000 and were comprised of $3,660,000 in Federal funds purchased, $14,157,000 in securities sold under repurchase agreements, and $3,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2000 short-term borrowings totaled $19,461,000 and were comprised of $16,461,000 in securities sold under repurchase agreements and $3,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at June 30, 2001, compared to $5,000,000 at December 31, 2000 and $5,000,000 at
June 30, 2000.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At June 30, 2001 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to twenty percent (20%) of its total assets or approximately $38,082,000. The unused portion of this line of credit was $33,082,000 at June 30, 2001. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal
Home Loan Bank totaling ten percent (10%) of each bank's total assets or approximately $6,402,000 and $3,404,000 respectively. At June 30, 2001 the Banks had unused federal funds lines of credit totaling $14,600,000 with correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During the first six months of 2001, the Company had no capital expenditures other than through the normal course of business. No large capital expenditures are currently anticipated through the remainder of 2001.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2001:
                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                                 Well                 Adequately
                                                                                             Capitalized             Capitalized
                                                                         Actual              Requirement             Requirement
                                                                  Amount       Ratio       Amount      Ratio       Amount      Ratio
                                                                  ------       -----       ------      -----       ------      -----
Company:
Total Risk-based Capital ....................................    $29,224       13.67%      $21,378     10.00%     $17,103      8.00%
Tier 1 Risk-based Capital ...................................     27,048       12.65        12,889      6.00        7,926      4.00
Leverage Ratio ..............................................     27,048        9.23        14,652      5.00        1,722      4.00

Peoples National Bank:
Total Risk-based Capital ....................................    $16,527       11.75%      $14,066     10.00%     $11,252      8.00%
Tier 1 Risk-based Capital ...................................     15,149       10.77         8,440      6.00        5,626      4.00
Leverage Ratio ..............................................     15,149        7.90         9,588      5.00        7,670      4.00

Bank of Anderson, N. A:
Total Risk-based Capital ....................................    $ 6,037       12.95%      $ 4,662     10.00%      $3,729      8.00%
Tier 1 Risk-based Capital ...................................      5,505       11.80         2,799      6.00        1,866      4.00
Leverage Ratio ..............................................      5,505        8.86         3,107      5.00        2,485      4.00

Seneca National Bank:
Total Risk-based Capital ....................................    $ 3,593       14.42%      $ 2,492     10.00%      $1,993      8.00%
Tier 1 Risk-based Capital ...................................      3,326       13.35         1,495      6.00          997      4.00
Leverage Ratio ..............................................      3,326       10.98         1,515      5.00        1,212      4.00

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until future dates are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2001, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $63,226,000. This liability-sensitive position is largely attributable to the assumption that the Company's NOW accounts, which totaled $27,069,000 at June 30, 2001, will reprice within one year. This assumption may or may not hold true, as the Company believes that its NOW accounts are generally not price-sensitive.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

               Incorporated by reference to Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2001.

Item 4.       Submission to a Vote of Security Holders

On May 17, 2001, the Company held its Annual Meeting of Shareholders. The result of the 2001 Annual Meeting of Shareholders is as follows:

The following persons were elected as Directors to serve for the terms set forth below with 1,584,263 shares voted, representing 50% of the total voting shares:

                                 For         Withheld    Against    Term (years)
                                 ---         --------    -------    ------------
 David C. King .............  1,573,939       10,324          0            3
 Andrew M. McFall, III .....  1,573,709       10,554          0            3
 Eugene W. Merritt, Jr. ....  1,573,939       10,324          0            3
 George B. Nalley, Jr. .....  1,573,939       10,324          0            3
 Nell W. Smith .............  1,572,145       12,118          0            3
 A. J. Thompson, Jr. .......  1,568,485       15,778          0            3

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

               No Exhibits

(b)      Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEOPLES BANCORPORATION, INC.


Dated:  August 10, 2001               By:    /s/ Robert E. Dye
                                           -------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  August 10, 2001               By:   /s/ William B. West
                                          ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)