Form 10-Q
period 2001-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2001-11-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                   Commission file
   September 30, 2001                                               000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

     South Carolina                                              57-09581843
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

                             Yes ___X___ No _______

The number of outstanding shares of the issuer's $1.67 par value common stock as of September 30, 2001 was 3,170,718.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                        September 30, 2001         December 31, 2000
                                                                                              Unaudited                  Audited
                                                                                              ---------                  -------
ASSETS
CASH AND DUE FROM BANKS ...........................................................          $  13,415                 $   9,462
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..........................................                 20                        43
FEDERAL FUNDS SOLD ................................................................              3,351                     1,180
                                                                                             ---------                 ---------
     Total cash and cash equivalents ..............................................             16,786                    10,685
SECURITIES
     Available for sale ...........................................................             33,017                    31,673
     Held for investment (market value
         of $3,456, and $3,794) ...................................................              3,340                     3,754
       Other investments, at cost .................................................              1,802                     1,088
LOANS-less allowance for loan losses
         of $2,282 and $2,023 .....................................................            206,749                   183,003
LOANS HELD FOR SALE ...............................................................             21,232                    16,992
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ................................................              7,969                     8,138
ACCRUED INTEREST RECEIVABLE .......................................................              1,730                     1,816
OTHER ASSETS ......................................................................              3,222                     2,351
                                                                                             ---------                 ---------
         TOTAL ASSETS .............................................................          $ 295,847                 $ 259,500
                                                                                             =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..........................................................          $  38,467                 $  28,716
     Interest-bearing .............................................................            200,638                   176,918
                                                                                             ---------                 ---------
         Total deposits ...........................................................            239,105                   205,634
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ...................................................................             19,375                    14,157
FEDERAL FUNDS PURCHASED ...........................................................                129                     3,660
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...........................................              6,500                     8,000
ACCRUED INTEREST PAYABLE ..........................................................              1,644                     1,721
OTHER LIABILITIES .................................................................              1,019                       513
                                                                                             ---------                 ---------
         Total Liabilities ........................................................            267,772                   233,685
                                                                                             ---------                 ---------
SHAREHOLDERS' EQUITY
Common  Stock - 10,000,000 shares authorized,
     $1.67 Par value per share, 3,170,718 shares and
     3,168,046 shares outstanding .................................................              5,295                     5,290
Additional paid-in capital ........................................................             20,593                    20,587
Retained Earnings .................................................................              1,818                         0
Accumulated other comprehensive income ............................................                369                       (62)
                                                                                             ---------                 ---------
         Total Shareholders' Equity ...............................................             28,075                    25,815
                                                                                             ---------                 ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................          $ 295,847                 $ 259,500
                                                                                             =========                 =========


                 PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                     September 30,
                                                                            2001           2000              2001             2000
                                                                            ----           ----              ----             ----
INTEREST INCOME
Interest and fees on loans .....................................       $    4,453       $    4,258       $   13,383       $   11,763
Interest on securities
     Taxable ...................................................              475              524            1,452            1,574
     Tax-exempt ................................................               41               46              127              149
Interest on federal funds ......................................              159               86              402              325
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,128            4,914           15,364           13,811

INTEREST EXPENSE
Interest on deposits ...........................................            2,373            2,161            7,429            5,935
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................              185              205              534              563
Interest on notes payable Federal Home
     Loan Bank .................................................               62               64              292              182
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,620            2,430            8,255            6,680

Net interest income ............................................            2,508            2,484            7,109            7,131
PROVISION FOR LOAN LOSSES ......................................              149              180              401              498
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................            2,359            2,304            6,708            6,633

NON-INTEREST INCOME
Service fees and other income ..................................            1,281              764            3,787            1,857

NON-INTEREST EXPENSE
Salaries and benefits ..........................................            1,399            1,197            4,068            3,355
Occupancy ......................................................              135               91              383              264
Equipment ......................................................              159              155              468              447
Other operating expenses .......................................              689              564            2,098            1,680
                                                                       ----------       ----------       ----------       ----------
                                                                            2,382            2,007            7,017            5,746

Income before income taxes .....................................            1,258            1,061            3,478            2,744

PROVISION FOR INCOME TAXES .....................................              452              365            1,248              940
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $      806       $      696       $    2,230       $    1,804
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.25       $     0.23       $     0.70       $     0.57
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.25       $     0.22       $     0.69       $     0.54
                                                                       ==========       ==========       ==========       ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    BASIC ......................................................        3,168,937        3,014,996        3,168,343        3,149,773
                                                                       ==========       ==========       ==========       ==========
    DILUTED ....................................................        3,264,417        3,099,781        3,256,240        3,325,354
                                                                       ==========       ==========       ==========       ==========

DIVIDENDS PAID PER COMMON SHARE ................................       $     0.04       $    0.035       $     0.12       $     0.11
                                                                       ==========       ==========       ==========       ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
             for the nine months ended September 30, 2001 and 2000

                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                                                      Accumulated
                                                   Common stock           Additional                      other            Total
                                                   ------------             paid-in        Retained   comprehensive    shareholders'
                                               Shares         Amount        capital        earnings      income           equity
                                               ------         ------        -------        --------      ------           ------
Balance, December 31, 1999 *                  2,987,627    $    4,989    $   18,867     $        0   $        (510)    $    23,346
Net Income                                                                                   1,804                           1,804
Other comprehensive income, net of tax:
   Unrealized holding gains on
   securities available for sale ..........                                                                    143             143
   Less reclassification adjustments
      for gains included in net income ....                                                                      0               0
                                                                                                                       -----------
Comprehensive income ......................                                                                                  1,947
Cash Dividends ............................                                                   (316)                           (316)
Proceeds from stock options ...............      29,337            49           (23)                                            26
                                            -----------    ----------    -----------    ----------   -------------    ------------
Balance, September 30, 2000 ...............   3,016,964    $    5,038    $   18,844     $    1,488   $        (367)   $     25,003
                                            ===========    ==========    ==========     ==========   =============    ============

Balance, December 31, 2000 * ..............   3,168,046    $    5,290    $   20,587     $        0   $         (62)   $     25,815
Net Income                                                                                   2,230                           2,230
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale ..........                                                                    431             431
   Less reclassification
   adjustments for gains
   included in net income .................                                                                      0               0
                                                                                                                       -----------
Comprehensive income ......................                                                                                  2,661
Cash Dividends ............................                                                   (412)                           (412)
Proceeds from stock options ...............       2,672             5             6                                             11
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, September 30, 2001 ...............   3,171,718    $    5,295    $   20,593     $    1,818   $         369    $     28,075
                                            ===========    ==========    ==========     ==========   =============    ============

* 5% stock dividends issued in January 2000 and 2001 are reflected in December 31, 1999 and 2000 data.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                               (Unaudited)
                                                                                                           Nine months Ended
                                                                                                              September 30,
                                                                                                        2001                  2000
                                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   2,230             $   1,804
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses ...........................................................                  401                   497
   Depreciation and amortization .......................................................                  421                   393
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                  (19)                   25
    Origination of mortgage loans held for sale ........................................             (232,297)             (136,168)
    Sale of mortgage loans held for sale ...............................................              228,056               135,043
   (Increase)decrease in accrued interest receivable ...................................                   86                  (178)
   Increase in other assets ............................................................                 (765)                 (589)
   Increase (decrease) in accrued interest payable .....................................                  (77)                  338
   Increase (decrease) in other liabilities ............................................                  (81)                  196
                                                                                                    ---------             ---------
     Net cash provided (used) by operating activities ..................................               (2,045)                1,361
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ..........................................              (28,343)               (4,580)
   Proceeds from the maturity of securities available for sale .........................                3,769                 3,194
   Proceeds from the call of securities available for sale .............................               23,600                   433
   Net increase in loans ...............................................................              (23,887)              (36,640)
   Purchase of premises and equipment ..................................................                 (251)                 (525)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (25,112)              (38,118)
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               33,471                30,898
   Net increase in securities sold under repurchase
     agreements ........................................................................                5,219                 1,574
    Net increase(decrease) in Federal funds purchased ..................................               (3,531)                  130
   Net decrease in notes payable Federal Home Loan Bank ................................               (1,500)               (3,000)
   Proceeds from stock options exercised ...............................................                   11                    26
   Cash dividend .......................................................................                 (412)                 (316)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................               33,258                29,312
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................                6,101                (7,445)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               10,685                20,754
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  16,786             $  13,309
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   8,334             $   6,431
                                                                                                    =========             =========
     Income Taxes ......................................................................            $   1,204             $     810
                                                                                                    =========             =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 2000 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

     The Board of Directors declared cash dividends of $0.04 per common share to shareholders of record March 23, 2001 and June 21, 2001, respectively, payable April 6, 2001 and July 6, 2001, respectively, and $0.05 per common share to shareholders of record September 21,2001, payable October 5, 2001.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,168,343 at September 30, 2001 and 3,149,773 at September 30, 2000. The weighted average number of common shares outstanding for diluted net income per common share was 3,256,240 and 3,325,354 for the nine months ended September 30, 2001 and 2000.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2000
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the nine-month period ending September 30, 2001 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the third quarter of 2001 was $806,000, or $0.25 per diluted share compared to $696,000, or $0.22 per diluted share for the third quarter of 2000. Net income for the nine months ended September 30, 2001 was $2,230,000, or $0.69 per diluted share compared to $1,804,000, or $0.54 per diluted share for the nine months ended September 30, 2000. Return on average equity for the nine months and three months ended September 30, 2001 was 11.13% and 11.76%, respectively, compared to 9.81% and 11.08%, respectively, for the nine months and three months ended September 30, 2000. Return on average assets for the nine months and three months ended September 30, 2001 was 1.06% and 1.10%, respectively, compared to 1.02% and 1.13%, respectively, for the nine months and three months ended September 30, 2000. The increases in the Company's net income and earnings per fully diluted share in 2001 are attributable to the attainment of profitability by Seneca National Bank, which commenced operations in February 1999, and increased earnings at The Peoples National Bank and at Bank of Anderson, N. A. resulting largely from an increase in interest income from a larger base of interest-earning assets coupled with an increase in fee income associated with the Company's mortgage loan operations and the introduction of a new overdraft protection product. The Peoples National Bank recorded net earnings of $1,981,000 for the nine months ended September 30, 2001 compared to net earnings of $1,626,000 for the nine months ended September 30, 2000. Bank of Anderson, N.
A. recorded net earnings of $255,000 for the nine months ended September 30, 2001 compared to net earnings of $163,000 for the nine months ended September 30, 2000. Seneca National Bank recorded net earnings of $37,000 for the nine months ended September 30, 2001 compared to net earnings of $13,000 for the nine months ended September 30, 2000.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $24,000, or 0.9%, to $2,508,000 in the quarter ended September 30, 2001 compared to $2,484,000 in the quarter ended September 30, 2000. For the nine months ended September 30, 2001 net interest income before provision for loan losses decreased $22,000, or 0.3%, to $7,109,000 compared to $7,131,000 for the nine months ended September 30, 2000. For the nine months and three months ended September 30, 2001 the Company's net interest margin was 3.62% and 3.66%, respectively, compared to 4.38% and 4.31%, respectively, for the nine months and three months ended September 30, 2000. The decreases in the net interest margin resulted primarily from rapid decreases in short-term rates earned on interest-earning assets that outweighed corresponding decreases in rates paid on interest-bearing liabilities at the Banks. This is associated with the Federal Reserve's lowering of short-term interest rates eight times in the first nine months of the year 2001 for a total decrease of 3.50% in the Federal Funds Rate.

     The Company's total interest income for the third quarter of 2001 was $5,128,000 compared to $4,914,000 for the third quarter of 2000, an increase of $214,000 or 4.4%. Total interest income for the nine months ended September 30, 2001 was $15,364,000 compared to $13,811,000 for the nine months ended September 30, 2000, an increase of $1,553,000 or 11.2%. Interest and fees on loans, the largest component of total interest income, increased $195,000 in the third quarter of 2001 to $4,453,000 compared to $4,258,000 for the third quarter of 2000, an increase of 4.6%. Interest and fees on loans increased $1,620,000 for the nine months ended September 30, 2001 to $13,383,000 compared to $11,763,000 for the nine months ended September 30, 2000, an increase of 13.8%. The significant increase in interest and fees on loans for the quarter and the nine-month period ending September 30 2001 is attributable to a larger base of outstanding loans during these periods when compared to the same periods in 2000.

     The Company's total interest expense for the third quarter of 2001 was $2,620,000 compared to $2,430,000 for the third quarter of 2000, an increase of $190,000, or 7.8%. Total interest expense for the nine months ended September 30, 2001 was $8,255,000 compared to $6,680,000 for the nine months ended September 30, 2000, an increase of $1,575,000, or 23.6%. Interest expense on deposits, the largest component of total interest expense, increased $212,000 in the third quarter of 2001 to $2,373,000 compared to $2,161,000 for the third quarter of 2000, an increase of 9.8%. Interest expense on deposits increased $1,494,000 for the nine months ended September 30, 2001 to $7,429,000 compared to $5,935,000 for the nine months ended September 30, 2000, an increase of 25.2%. The increase in total interest expense and interest expense on deposits for the quarter and year-to-date period ending September 30, 2001 when compared to the same periods in 2000 is attributable to a larger base of interest-bearing liabilities in the 2001 periods.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months and nine months ended September 30, 2001 was $149,000 and $401,000, respectively, compared to $180,000 and $498,000, respectively, for the three months and nine months ended September 30, 2000. The decrease in the Company's provision for loan losses for the third quarter and first nine months of 2001 is partly attributable to some diminishment of the strong loan growth experienced by the Company's banking subsidiaries in 2001 and reflective of the Company's overall credit quality.

Non-interest Income

     Non-interest income increased $517,000, or 67.7%, to $1,281,000 for the third quarter of 2001 compared to $764,000 for the third quarter of 2000. Non-interest income increased $1,930,000, or 103.9%, to $3,787,000 for the first nine months of 2001 compared to $1,857,000 for the first nine months of 2000. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees associated with the Company's mortgage lending operations. Another factor contributing to the increase in non-interest income is additional fee income associated with a new overdraft privilege product, which was implemented during the third quarter of 2000 at The Peoples National Bank, and during the first quarter of 2001 at Bank of Anderson, N. A. and Seneca National Bank.

Non-interest Expense

     Total non-interest expense increased $375,000, or 18.7%, to $2,382,000 for the third quarter of 2001 from $2,007,000 for the third quarter of 2000. Total non-interest expense increased $1,271,000 or 22.1% to $7,017,000 for the first nine months of 2001 from $5,746,000 for the first nine months of 2000. Salaries and benefits, the largest component of non-interest expense, increased $202,000, or 16.9%, to $1,399,000 for the third quarter of 2001 from $1,197,000 for the third quarter of 2000. Salaries and benefits increased $713,000, or 21.3%, to $4,068,000 for the first nine months of 2001 from $3,355,000 for the first nine months of 2000. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's continued growth, in particular the Company's mortgage lending operations, and normal salary increases throughout the Company. Occupancy and equipment expenses increased $48,000, or 19.5%, to $294,000 for the third quarter of 2001 from $246,000 for the third quarter of 2000. Occupancy and equipment expenses increased $140,000, or 19.7%, to $851,000 for the first nine months of 2001 from $711,000 for the first nine months of 2000. The increase in occupancy and equipment expenses is due primarily to an increase in depreciation expense and maintenance expense associated with the purchase of a new corporate office building in October 2000 and partial occupancy in March 2001. Other operating expenses for the quarter and year-to-date period ending September 30, 2001, increased 22.2% and 24.9%, respectively when compared to the same periods in 2000. The increase in this category of non-interest expense is attributable to the continued growth experienced during 2001.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 76.9% of total earning assets. As of September 30, 2001, the Company had total gross loans outstanding of $209,031,000, which excludes loans held for sale. Loans increased $24,005,000, or 13.0%, from $185,026,000 in total gross outstanding loans at December 31, 2000 and increased $30,893,000, or 17.3% from $178,138,000, in total gross loans outstanding at September 30, 2000. The increase resulted from growth in lending activity at the Company's three banking subsidiaries.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the quarter ended September 30, 2001 was 7.99% compared to 9.03% for the first nine months of 2000. Approximately 38.8% of the Company's loans are tied to the prime interest rate.

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

     The Banks employ mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. Peoples National Bank also has a wholesale mortgage loan department that packages, purchases and closes loans for a number of third party community banks and mortgage loan companies. The loans originated by the banks and purchased from third parties are classified as loans held for sale for reporting purposes. The Company does not service mortgage loans, therefore the Company receives a service release fee on all loans sold to third parties. At September 30, 2001 the Company held $21,232,000 of mortgage loans for sale compared to $16,992,000 at December 31, 2000 and $8,094,000 at September 30, 2000. During the third quarter of 2001, the Company originated $53,068,000 and sold $31,836,000 in mortgage loans.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strength and low debt-to-worth ratio. At September 30, 2001, approximately $11,165,000, or 7.4%, of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2001 was $2,282,000, or 1.09% of loans outstanding (excluding loans held for sale) compared to $2,023,000, or 1.09% of loans outstanding at December 31, 2000 and to $1,967,000, or 1.10% of loans outstanding at September 30, 2000. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2001, the Company had $1,207,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $957,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $67,000 in restructured loans, $67,000 in loans more than ninety days past due on which interest was still being accrued, and $478,000 in Other Real Estate Owned at December 31, 2000. At September 30, 2000, the Company had $1,073,000 in non-accruing loans, no restructured loans and no loans more than ninety days past due and still accruing interest, and $502,000 in other real estate owned. Non-performing loans at September 30, 2001 consisted of $263,000 in commercial loans; $756,000 in real estate loans; and $188,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.94%, 0.81% and 0.84% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

     Net charge-offs during the first nine months of 2001 were $142,000, compared to net charge-offs of $112,000 for the first nine months of 2000 and net charge-offs of $239,000 for the year ended December 31, 2000. The allowance for loan losses as a percentage of non-performing loans was 189%, 183% and 173%, respectively, as of September 30, 2001, September 30, 2000 and December 31, 2000.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. At each of September 30, 2001, September 30, 2000, and December 31, 2000 the Company had no impaired loans.


Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company maintains its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2001 securities totaled $38,159,000. Securities increased $1,644,000 from $36,515,000 invested as of December 31, 2000 and $1,363,000 from $36,796,000 invested as of September 30, 2000.

         At September 30, 2001, the Company's total investments classified as available for sale had a book value of $32,458,000 and a market value of $33,017,000 for an unrealized gain of $559,000. At December 31, 2000 the Company's total investments classified as available for sale had a book value of $31,767,000 and a market value of $31,673,000 for an unrealized loss of $94,000. At September 30, 2000 the Company's total investments classified as available for sale had a book value of $32,595,000 and a market value of $32,037,000 for an unrealized loss of $558,000.

Deposits

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew $33,471,000, or 16.3%, to $239,105,000 at September 30, 2001 from $205,634,000 at December 31, 2000 and grew $39,432,000, or 19.7%, from
$199,673,000 at September 30, 2000. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates, location, convenience, and services provided.

         During the first nine months of 2001, interest-bearing deposits averaged $196,222,000 compared to $161,765,000 for the first nine months of 2000. The average interest rate paid on interest-bearing deposits was 5.04% for the first nine months of 2001 compared to 4.89% for the first nine months of 2000. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At September 30, 2001 interest-bearing deposits comprised 83.9% of total deposits compared to 86.0% at December 31, 2000 and 84.8% at September 30, 2000.

         The Company's core deposit base consists largely of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, core deposits continue to provide the Company with a large source of funds. Core deposits as a percentage of total deposits averaged approximately 76.0% and 74.8% for the nine months ended September 30, 2001 and 2000, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of Federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2001 short-term borrowings totaled $21,004,000 and were comprised of $129,000 in Federal funds purchased, $19,375,000 in securities sold under repurchase agreements, and $1,500,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At December 31, 2000 short-term borrowings totaled $20,817,000 and were comprised of $3,660,000 in Federal funds purchased, $14,157,000 in securities sold under repurchase agreements, and $3,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2000 short-term borrowings totaled $19,138,000 and were comprised of $130,000 in Federal funds purchased, $17,008,000 in securities sold under repurchase agreements and $2,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at September 30, 2001 compared to $5,000,000 at December 31, 2000 and none at September 30, 2000.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At September 30, 2001 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to twenty percent (20%) of its total assets or approximately
$38,187,000. The unused portion of this line of credit was $31,687,000 at September 30, 2001. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each bank's total assets or approximately $6,696,000 and $3,549,000 respectively. At September 30, 2001 the Banks had unused federal funds lines of credit totaling $15,871,000 with correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During the first nine months of 2001, the Company had no capital expenditures other than through the normal course of business. No large capital expenditures are currently anticipated through the remainder of 2001.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2001:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                         Well                       Adequately
                                                                                      Capitalized                   Capitalized
                                                           Actual                     Requirement                   Requirement
                                                           ------                     -----------                   -----------
                                                  Amount           Ratio        Amount           Ratio          Amount        Ratio
                                                  ------           -----        ------           -----          ------        -----
Company:
Total Risk-based Capital ...............         $29,998           13.46%      $22,279           10.00%        $17,823         8.00%
Tier 1 Risk-based Capital ..............          27,706           12.43        13,374            6.00           8,916         4.00
Leverage Ratio .........................          27,706            9.31        14,880            5.00          11,904         4.00

Peoples National Bank:
Total Risk-based Capital ...............         $17,331           11.86%      $14,613           10.00%        $11,690         8.00%
Tier 1 Risk-based Capital ..............          15,883           10.86         8,775            6.00           5,850         4.00
Leverage Ratio .........................          15,883            8.16         9,732            5.00           7,786         4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 6,211           12.43%      $ 4,997           10.00%        $ 3,997         8.00%
Tier 1 Risk-based Capital ..............           5,661           11.31         3,003            6.00           2,002         4.00
Leverage Ratio .........................           5,661            8.73         3,242            5.00           2,594         4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 3,655           13.36%      $ 2,736           10.00%        $ 2,189         8.00%
Tier 1 Risk-based Capital ..............           3,371           12.31         1,643            6.00           1,095         4.00
Leverage Ratio .........................           3,371            9.81         1,718            5.00           1,375         4.00

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

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2001, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $73,784,000. This liability-sensitive position is largely attributable to the Company's Certificates of Deposits and NOW accounts, which totaled $122,404,000 and $32,249,000, respectively, at September 30, 2001, and will reprice within one year. This assumption that the Company's NOW accounts may reprice within one year may or may not hold true, as the Company believes that its NOW accounts are generally not price-sensitive.

PART II.  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

               During the period ended September 30, 2001 the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1993 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.


                                                                    Aggregate
                                 Class of       # of Shares         Exercise
              Date Issued        Purchasers        Issued            Price
              -----------        ----------        ------            -----
              9/10/2001          Employees         2,672            $11,490

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits.

          No Exhibits

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEOPLES BANCORPORATION, INC.


Dated:  November 6, 2001                 By: /s/ Robert E. Dye
                                            ------------------------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  November 6, 2001                 By:/s/ William B. West
                                            ------------------------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)