Form 10-K405
period 2001-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2002-03-25
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 25049

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

               1818 East Main Street, Easley, South Carolina 29640
               ---------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)
       Registrant's Telephone Number, Including Area Code: (864) 859-2265

              Securities Registered Pursuant to Section 12 (b) of
                      the Securities Exchange Act of 1934:

                                      None

                Securities Registered Pursuant to Section 12 (g)
                    of the Securities Exchange Act of 1934:

                          Common Stock, $1.67 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (2,407,748 shares) on March 1, 2002 was approximately $41,534,000. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2002: 3,328,609 shares of $1.67 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

                                     PART I

ITEM 1.   BUSINESS

Forward Looking Statements

         From time to time, Peoples Bancorporation, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Peoples Bancorporation's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

         The principal offices of the Company are located at 1818 East Main Street, Easley, South Carolina 29640. The Company's telephone number is (864) 859-2265. The principal office of The Peoples National Bank is located at 1800 East Main Street, Easley, South Carolina 29640. The principal office of Bank of

Anderson, National Association is located at 201 East Greenville Street, Anderson, South Carolina 29621, and the principal office of Seneca National Bank is located at 201 Bypass 123, Seneca, South Carolina 29678.

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts; NOW accounts; savings and other time deposits of various types; daily repurchase agreements; alternative investment products such as annuities, mutual funds, stocks and bonds; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; letters of credit; home equity lines of credit; an accounts receivable financing program; a wholesale mortgage lending program; safe deposit boxes; bank money orders; wire transfer services; internet banking and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. There are no material seasonal factors that would have an adverse effect on the Company.

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

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are twenty-seven (27) competitor bank branches, one (1) savings institution branch, and two (2) credit union branches. In Anderson County there are fifty-three (53) competitor bank branches, seven (7) savings institution branches and seven (7) credit union branches. In Oconee County, there are thirteen (13) competitor bank branches, five (5) savings institution branches and one (1) credit union branch. The Peoples National Bank has approximately 13.64% of the FDIC insured deposits in Pickens County. The Peoples National Bank and Bank of Anderson, combined, have approximately 4.25% of the FDIC insured deposits in Anderson County. Seneca National Bank has approximately 3.63% of the FDIC insured deposits in Oconee County.

         Many competitor institutions have substantially greater resources and higher lending limits than the Banks and they perform certain functions for their customers, including trust services and investment banking services, which none of the Banks is equipped to offer directly. However, the Banks do offer some of these services through correspondent banks. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, insurance companies, governmental and corporation bonds and other securities. Several of these non-bank competitors are not subject to the same regulatory restrictions as the Company and its subsidiaries and many have substantially greater resources than the Company.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2001, 2000 and 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:



                                                                                     AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                            (dollars in thousands)
                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                                2001                   2000                    1999
                                                                                ----                   ----                    ----
Assets
Cash and Due from Banks .......................................               $  8,768               $  7,451               $  6,617

Taxable Securities ............................................                 31,873                 33,794                 34,308
Tax-Exempt Securities .........................................                  3,468                  3,972                  4,265
Federal Funds Sold ............................................                  9,274                  6,252                 14,414
Gross Loans ...................................................                223,265                179,398                119,623
Less:  Loan Loss Reserve ......................................                  2,184                  1,816                  1,378
                                                                              --------               --------               --------
Net Loans .....................................................                221,081                177,582                118,245
                                                                              --------               --------               --------

Other Assets ..................................................                 12,790                 11,034                  9,156
                                                                              --------               --------               --------
Total Assets ..................................................               $287,254               $240,085               $187,055
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 32,765               $ 26,997               $ 20,798
Interest-bearing Deposits:
    Interest Checking .........................................                 28,638                 24,738                 21,739
    Savings Deposits ..........................................                  5,726                  5,149                  4,879
    Money Market ..............................................                 23,714                 26,085                 24,823
    Certificates of Deposit ...................................                124,605                 96,162                 65,406
    Individual Retirement Accounts ............................                 14,355                 12,391                  9,370
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                197,038                164,525                126,217
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 22,871                 21,194                 12,309
Long-term Borrowings ..........................................                  5,000                    833                  3,308
Other Liabilities .............................................                  2,445                  1,690                  1,093
                                                                              --------               --------               --------
    Total Liabilities .........................................                260,119                215,239                163,725
                                                                              --------               --------               --------

Common Stock ..................................................                  5,273                  4,997                  4,737
Additional paid-in capital ....................................                 20,455                 18,736                 17,183
Retained earnings .............................................                  1,407                  1,113                  1,360
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 27,135                 24,846                 23,280
                                                                              --------               --------               --------

Total Liabilities and Shareholders Equity .....................               $287,254               $240,085               $187,055
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2001, 2000 and 1999 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                                           Year Ended December 31, 2001
                                                                                              (dollars in thousands)
                                                                                Average             Interest               Average
Assets                                                                          Amount            Earned/Paid             Yield/Rate
                                                                                ------            -----------             ----------
Securities - Taxable .............................................             $ 31,873             $  1,918                 6.02%
                    Tax-Exempt ...................................                3,468                  167                 7.30%*

Federal Funds Sold ...............................................                9,274                  420                 4.53%

Gross Loans ......................................................              223,265               17,708                 7.93%
                                                                               --------             --------

    Total Earning Assets .........................................             $267,880             $ 20,213                 7.58%*
                                                                               ========             ========

Liabilities
Interest Checking ................................................             $ 28,638             $    430                 1.50%
Savings Deposits .................................................                5,726                   80                 1.40%
Money Market .....................................................               23,714                  770                 3.25%
Certificates of Deposit ..........................................              124,605                7,074                 5.68%
Individual Retirement Accounts ...................................               14,355                  872                 6.07%
                                                                               --------             --------
                                                                                197,038                9,226

Short-term Borrowings ............................................               22,871                  847                 3.70%
Long-term Borrowings .............................................                5,000                  241                 4.82%
                                                                               --------             --------

    Total Interest-bearing Liabilities ...........................             $224,909             $ 10,314                 4.59%
                                                                               ========             ========

Excess of interest-earning assets
  over interest-bearing liabilities ..............................             $ 42,971
                                                                               ========
Net interest income ..............................................                                  $ 9,899
                                                                                                    =======
Interest rate spread .............................................                                                           2.99%*
Net yield on earning assets ......................................                                                           3.73%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.


                                                                                          Year Ended December 31, 2000
                                                                                            (dollars in thousands)
                                                                               Average               Interest              Average
Assets                                                                         Amount              Earned/Paid            Yield/Rate
                                                                               ------              -----------            ----------
Securities - Taxable ............................................             $ 33,794               $  2,086                 6.17%
                    Tax-Exempt ..................................                3,972                    195                 7.44%*

Federal Funds Sold ..............................................                6,252                    397                 6.35%

Gross Loans .....................................................              179,398                 16,157                 9.01%
                                                                              --------               --------

    Total Earning Assets ........................................             $223,416               $ 18,835                 8.48%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 24,738               $    519                 2.10%
Savings Deposits ................................................                5,149                     92                 1.79%
Money Market ....................................................               26,085                  1,136                 4.35%
Certificates of Deposit .........................................               96,162                  5,772                 6.00%
Individual Retirement Accounts ..................................               12,391                    737                 5.95%
                                                                              --------               -------
                                                                               164,525                 8,256

Short-term Borrowings ...........................................               21,194                    984                 4.64%
Long-term Borrowings ............................................                  833                     34                 4.08%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $186,552               $  9,274                 4.97%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 36,864
                                                                              ========
Net interest income .............................................                                    $  9,561
                                                                                                     ========
Interest rate spread ............................................                                                             3.51%*
Net yield on earning assets .....................................                                                             4.32%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.


                                                                                        Year Ended December 31, 1999
                                                                                            (dollars in thousands)
                                                                               Average              Interest               Average
Assets                                                                          Amount             Earned/Paid            Yield/Rate
                                                                                ------             -----------            ----------
Securities - Taxable ............................................             $ 34,308               $  1,969                 5.74%
                    Tax-Exempt ..................................                4,265                    214                 7.64%*

Federal Funds Sold ..............................................               14,414                    783                 5.43%

Gross Loans .....................................................              119,623                 10,611                 8.87%
                                                                              --------               --------

    Total Earning Assets ........................................             $172,610               $ 13,577                 7.93%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 21,739               $    456                 2.10%
Savings Deposits ................................................                4,879                     87                 1.78%
Money Market ....................................................               24,823                    986                 3.98%
Certificates of Deposit .........................................               65,406                  3,404                 5.20%
Individual Retirement Accounts ..................................                9,370                    494                 5.28%
                                                                              --------               --------
                                                                               126,217                  5,427

Short-term Borrowings ...........................................               12,309                    521                 4.22%
Long-term Borrowings ............................................                3,308                    174                 5.26%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $141,834               $  6,122                 4.32%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 30,776
                                                                              ========
Net interest income .............................................                                    $  7,455
                                                                                                     ========
Interest rate spread ............................................                                                             3.61%*
Net yield on earning assets .....................................                                                             4.38%*

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

                                                                                           Year Ended December 31,
                                                                                            2001 compared to 2000
                                                                                            (dollars in thousands)
                                                                             Change in              Change in              Total
                                                                              Volume                  Rate                 Change
                                                                              ------                  ----                 ------

Interest earned on:
Securities
     Taxable ..................................................               $  (113)               $   (55)               $  (168)
     Tax-Exempt ...............................................                   (24)                    (4)                   (28)

Federal Funds Sold ............................................                   157                   (134)                    23

Net Loans .....................................................                 3,634                 (2,083)                 1,551
                                                                              -------                -------                -------

Total Interest Income .........................................                 3,654                 (2,276)                 1,378
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    73                   (162)                   (89)
     Savings Deposits .........................................                    10                    (21)                   (11)
     Money Market .............................................                  (118)                  (248)                  (366)
     Certificates of Deposit ..................................                 1,629                   (327)                 1,302
     Individual Retirement Accounts ...........................                   120                     15                    135
                                                                              -------                -------                -------
                                                                                1,714                   (743)                   971
Short-term Borrowings .........................................                    73                   (211)                  (138)
Long-term Borrowings ..........................................                   202                      5                    207
                                                                              -------                -------                -------

Total Interest Expense ........................................                 1,989                   (949)                 1,040
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 1,665                $ (1327)               $   338
                                                                              =======                =======                =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, most of the increase in 2001 net interest income of $338,000 was primarily due to the change in volume. Substantially all the $1,378,000 increase in interest income was related to the volume growth in the loan portfolios. In reviewing the Company's deposits, substantially all the $1,040,000 increase in interest expense was due to the increases in Certificates of Deposits.

                                                                                              Year Ended December 31,
                                                                                               2000 compared to 1999
                                                                                               (dollars in thousands)

                                                                                Change in              Change in              Total
                                                                                 Volume                  Rate                 Change
                                                                                 ------                  ----                 ------

Interest earned on:
Securities
     Taxable ..................................................               $   (30)               $   147                $   117
     Tax-Exempt ...............................................                   (14)                    (5)                   (19)

Federal Funds Sold ............................................                  (501)                   115                   (386)

Net Loans .....................................................                 5,386                    159                  5,545
                                                                              -------                -------                -------

Total Interest Income .........................................                 4,841                    416                  5,257
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    63                      0                     63
     Savings Deposits .........................................                     5                      0                      5
     Money Market .............................................                    45                    105                    150
     Certificates of Deposit ..................................                 1,965                    403                  2,368
     Individual Retirement Accounts ...........................                   193                     49                    242
                                                                              -------                -------                -------
                                                                                2,271                    557                  2,828
Short-term Borrowings .........................................                   418                     45                    463
Long-term Borrowings ..........................................                   (89)                   (51)                  (140)
                                                                              -------                -------                -------

Total Interest Expense ........................................                 2,600                    551                  3,151
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 2,241                $  (135)               $ 2,106
                                                                              =======                =======                =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

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

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2001, approximately $12,482,000, or 46%, of commercial loans were unsecured compared to approximately $11,689,000 or 49% at December 31, 2000.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. The Company also purchases mortgage loans through a wholesale mortgage loan division of The Peoples National Bank that are also pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In 2001, the Company originated $370,363,000, and sold $346,430,000 in mortgage loans held for sale.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. The Company does not have a concentration of its loan portfolio in any one loan category. Real estate lending (both mortgage and constructions loans) continues to be the largest component of the loan portfolio, representing $162,425,000 or 64% of total loans at December 31, 2001, compared to $141,516,000 or 70% at year end 2000. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2001, 2000, 1999, 1998 and 1997.

                                                                                     Loan Portfolio Composition
                                                                                       (dollars in thousands)
                                                                                            December 31,
Type of Loan                                                    2001            2000            1999           1998          1997
                                                                ----            ----            ----           ----          ----

Commercial and Industrial ............................        $ 26,997        $ 24,084        $ 25,677        $13,812        $11,031
Real Estate ..........................................         162,425         141,516         101,276         62,099         55,291
Consumer Loans .......................................          23,114          19,426          14,964         12,106         10,527
Mortgage loans held for sale .........................          40,925          16,992           6,662              0              0
                                                              --------        --------        --------        -------        -------
     Subtotal ........................................         253,461         202,018         148,579         88,017         76,849
   Less allowance for loan losses ....................           2,288           2,023           1,581          1,093            987
                                                              --------        --------        --------        -------        -------
Net Loans ............................................        $251,173        $199,995        $146,998        $86,924        $75,862
                                                              ========        ========        ========        =======        =======

                                                                                Percentage of Loans in Category

                                                              2001            2000            1999            1998             1997
                                                              ----            ----            ----            ----             ----
Commercial and Industrial .....................              10.65%          11.92%          17.28%          15.69%           14.35%
Real Estate ...................................              64.08%          70.05%          68.16%          70.55%           71.95%
Consumer Loans ................................               9.12%           9.62%          10.07%          13.76%           13.70%
Mortgage loans held for sale ..................              16.15%           8.41%           4.49%           0.00%            0.00%
                                                            ------          ------          ------          ------           ------
     Total ....................................             100.00%         100.00%         100.00%         100.00%          100.00%

         The following is a presentation of an analysis of maturities of loans as of December 31, 2001:

                                                         Loan Maturity and Interest Sensitivity
                                                                 (dollars in thousands)

                                                            Due After 1
                                         Due in 1           Year up to            Due after
Type of Loans                          Year or less           5 years              5 years              Total
                                       ------------           -------              -------              ----

Commercial and Industrial ........    $       13,273      $       11,532       $        2,192       $       26,997
Real Estate ......................            79,854              69,378               13,193              162,425
Consumer Loans ...................            11,364               9,873                1,877               23,114
Mortgage Loans Held for Sale .....            40,925                   0                    0               40,925
                                      --------------      --------------       --------------       --------------
    Total ........................    $      145,416      $       90,783       $       17,262       $      253,461

         All loans are recorded according to original terms, and demand loans, overdrafts, mortgage loans held for sale and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2001, the amount of loans due after one year with predetermined interest rates totaled approximately $96,035,000 while the amount of loans due after one year with floating interest rates totaled approximately $10,508,000.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                         December 31,
                                                         ------------
                                                     (dollars in thousands)

Non-performing Assets                  2001           2000           1999           1998           1997
                                       ----           ----           ----           ----           ----

Non-performing loans:
  Non-accrual loans .............    $      993     $      993     $      628     $      617     $      757
  Past due 90 days or more ......             0            108              0              0            142
  Other restructured loans ......             8             67            150              8             10
                                     ----------     ----------     ----------     ----------     ----------
Total non-performing loans ......    $    1,001     $    1,168     $      778     $      625     $      909
Real estate acquired in
  Settlement of loans ...........           950            478            219            101            125
                                     ----------     ----------     ----------     ----------     ----------
Total non-performing assets .....    $    1,951     $    1,646     $      997     $      726     $    1,034
                                     ==========     ==========     ==========     ==========     ==========
Non-performing assets as a
  Percentage of loans and
  other real estate .............          0.77%          0.82%          0.68%          0.83%          1.34%
Allowance for loan losses as
  a percentage of non-
  performing loans ..............          229%           173%           203%           175%            109%

         Accrual of interest is discontinued on a loan when management of the Company determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $85,000 for the year ended December 31, 2001. The amount of interest on those loans that was included in net income for 2001 amounts to $57,000.

         As of December 31, 2001, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provision of SFAS No.114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 2001 and 2000, the recorded investment in loans for which impairment was recognized was $0 and $0, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

         The  purpose of the  Company's  allowance  for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the reserve for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrower's ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for inherent losses in the loan portfolios of its subsidiaries, however, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and expected industry trends.

         The allowance for loan losses represents management's estimate of the amount of future losses inherent in the loan portfolios of its bank subsidiaries. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are inherent losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because the state of the economy, industry trends, and conditions affecting individual borrowers may affect the amount of such losses, management's judgment of the allowance is necessarily approximate and imprecise. The Company and its bank subsidiaries are also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes the services of an outside consultant to perform quality reviews of its loan portfolio. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including the Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios.

         Management does not segregate the allowance by loan category and the entire allowance is available to absorb losses from all loan categories.

         On December 31, 2001, the allowance for loan losses was $2,288,000, or 0.90% of gross outstanding loans including mortgage loans held for sale compared to $2,023,000, or 1.00% of gross outstanding loans at December 31, 2000. During fiscal 2001, the Company experienced net charge-offs of $627,000, or 0.28% of average loans, compared to net charge-offs of $239,000, or 0.13% of average loans in fiscal 2000. Consumer loan net charge-offs were $105,000 in 2001 compared to net charge-offs of $122,000 in 2000. Commercial loan net charge-offs were $403,000 in 2001 compared to net charge-offs of $101,000 in 2000. Mortgage loan net charge-offs were $119,000 in 2001 compared to net charge-offs of $16,000 in 2000.

         The Company made provisions for loan losses of $892,000 in fiscal 2001 compared to $681,000 for fiscal 2000.

         In fiscal 2001 and 2000, The Peoples National Bank made provisions for loan losses of $621,000 and $403,000, respectively. In fiscal 2001 and 2000, The Peoples National Bank recorded net charge-offs of $590,000 and $233,000, respectively. In fiscal 2001, Bank of Anderson made provisions for loan losses of $150,000 compared to $198,000 in 2000. In fiscal 2001 and 2000, Bank of Anderson recorded net charge-offs of $30,000 and $3,000, respectively. Seneca National Bank made provisions for loan losses of $121,000 in fiscal 2001 compared to $80,000 in 2000. In fiscal 2001 and 2000 Seneca National Bank recorded net charge-offs of $7,000 and $3,000, respectively.

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

         The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to expense.

                                                                                     Summary of Loan Loss Experience
                                                                                         (dollars in thousands)
                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                2001             2000             1999           1998           1997
                                                                ----             ----             ----           ----           ----
Balance at beginning of year .........................          $2,023          $1,581          $1,093          $  987          $761
Charge-offs:
     Commercial and industrial .......................             406             104              15              30            32
     Real estate .....................................             120              17              50              56             8
     Consumer ........................................             129             127              80              53            86
                                                                ------          ------          ------          ------          ----
                                                                   655             248             145             139           126
Recoveries:
     Commercial and industrial .......................               3               3              17               3            11
     Real estate .....................................               1               1               0               0             2
     Consumer ........................................              24               5              45              48            15
                                                                ------          ------          ------          ------          ----
                                                                    28               9              62              51            28
                                                                ------          ------          ------          ------          ----
Net Charge-offs ......................................             627             239              83              88            98

Provision for loan losses ............................             892             681             571             194           324
                                                                ------          ------          ------          ------          ----
Balance at end of year ...............................          $2,288          $2,023          $1,581          $1,093          $987
                                                                ======          ======          ======          ======          ====

     The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                   2001           2000           1999           1998           1997
                                                                   ----           ----           ----           ----           ----

Net charge-offs to average loans
   outstanding during the year .....................              0.28%           0.13%          0.07%          0.11%          0.13%
Net charge-offs to total loans
   outstanding at end of year ......................              0.25%           0.11%          0.06%          0.10%          0.13%
Allowance for loan losses to
   average loans ...................................              1.02%           1.13%          1.32%          1.38%          1.33%
Allowance for loan losses to
    total loans ....................................              0.90%           1.00%          1.06%          1.24%          1.29%
Net charge-offs to allowance for
    loan losses ....................................             27.40%          11.81%          5.25%          8.07%          9.93%
Net charge-offs to provision for
    loan losses ....................................             70.29%          35.09%         14.54%         45.40%         30.21%

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2001. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2001, 2000 and 1999.

                                                                        Securities Composition
                                                                        (dollars in thousands)
                                                     2001                         2000                        1999
                                                     ----                         ----                        ----
                                          Amortized       Market        Amortized       Market       Amortized       Market
                                            Cost           Value           Cost         Value          Cost          Value
                                            ----           -----           ----         -----          ----          -----
AVAILABLE FOR SALE
Obligations of U.S. Treasury and
  other U.S. Government agencies ......    $  30,076    $  30,339        $  31,767     $  31,673     $  30,957      $  30,184
State and Political Subdivisions ......            -            -                -             -             -              -
                                           ---------    ---------        ---------     ---------     ---------      ---------
Total Available for Sale ..............    $  30,076    $  30,339        $  31,767     $  31,673     $  30,957      $  30,184
                                            --------     --------         --------      --------      --------       --------
HELD FOR INVESTMENT
State and Political Subdivisions ......    $   3,339    $   3,417        $   3,754     $   3,794     $   4,445      $   4,438
                                            --------    ---------         --------     ---------      --------       --------

Other Investments .....................        1,815        1,815            1,088         1,088         1,025          1,025
                                             -------      -------          -------       -------       -------        -------
         Total ........................    $  35,230    $  35,571        $  36,609     $  36,555     $  36,427      $  35,647
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

         At  December  31,  2001,  the  Company's  total  investment   portfolio
classified as available for sale had a book value of $30,076,000 and a market value of $30,339,000 for an unrealized net gain of $263,000.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 2001:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                  Average Yield
                                                                            ----                  -------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year .................................................     $           0                  0.00%
         1-5 Years ................................................            12,833                  4.96%
         5-10 Years ...............................................             6,726                  5.29%
         Greater than 10 Years ....................................            10,517                  6.10%
                                                                        -------------
 ..................................................................     $      30,076                  5.53%
                                                                        =============
HELD FOR INVESTMENT
State and political subdivisions:
         0-1 Year .................................................     $         726                  7.13%*
         1-5 Years ................................................             2,092                  6.76%*
         5-10 Years ...............................................               421                  5.85%*
         Greater than 10 Years ....................................               100                  6.35%*
                                                                        -------------
                  Total ...........................................     $       3,339                  6.72%*
                                                                        =============

*Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.


DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These brokered deposits are generally more volatile than deposits acquired in the local market areas. At December 31, 2001, internet deposits totaled approximately $7,681,000 and brokered deposits totaled $5,100,000. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2001 were $229,803,000, compared to $191,522,000 the prior year, an increase of $44,507,000, or 20%. The increase in average deposits in 2001 is attributable to new deposits generated by all Banks, but also to an aggressive deposit campaign at Peoples National Bank.

         In 2001, average noninterest-bearing deposits increased approximately $5,768,000, or 21.4%, average money market accounts decreased $2,371,000, or 9.1%, average interest-bearing checking accounts increased $3,900,000 or 15.9%, average certificates of deposit increased $28,443,000, or 29.6%, and individual retirement accounts increased $1,964,000, or 15.8%. The significant growth in deposits is attributable to new deposits generated by Bank of Anderson and Seneca National Bank in 2001, coupled with continued internal deposit growth at The Peoples National Bank. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2001, 2000 and 1999, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                       Average Amount                    Average Rate Paid
                                                       --------------                    -----------------
                                                   (dollars in thousands)
                                                2001        2000        1999       2001        2000        1999
                                                ----        ----        ----       ----        ----        ----
Noninterest-bearing Deposits                  $  32,765  $  26,977   $  20,798         -          -           -
Interest-bearing Deposits
    Interest Checking                            28,638     24,738      21,739      1.50%      2.10%       2.10%
    Savings Deposits                              5,726      5,149       4,879      1.40%      1.79%       1.78%
    Money Market                                 23,714     26,085      24,823      3.25%      4.35%       3.98%
    Certificates of Deposit                     124,605     96,162      65,406      5.68%      6.00%       5.20%
    Individual Retirement Accounts               14,355     12,391       9,370      6.07%      5.95%       5.28%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 76% in 2001 compared to approximately 77% in 2000. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. Virtually all of the certificates of deposit over $100,000 are held by local customers. In 2001 the Company had $5,100,000 in brokered deposits included in total certificates of deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2001:

                                              Time Certificates of Deposit
                                              ----------------------------
                                                  (dollars in thousands)
           3 months or less                           $      25,763
           4-6 months                                        22,977
           7-12 months                                        7,820
           Over 12 months                                     5,394
                                                      -------------
                    Total                             $      61,954
                                                      =============


RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                     2001       2000        1999
                                                     ----       ----        ----
Return on average assets ......................      1.07%      1.01%      0.74%
Return on average equity ......................     11.31%      9.78%      5.91%
Average equity to average assets ratio ........      9.45%     10.35%     12.45%
Dividend payout ratio (1) .....................     18.89%     18.26%     29.53%

(1) Includes cash-in-lieu of fractional shares paid on 5% stock dividend.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2001, 2000 and 1999. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                          Maximum
                                                        Outstanding
                                                           at any           Average           Average            Ending
              Year Ended December 31,                    Month End          Balance        Interest Rate        Balance
              -----------------------                    ---------          -------        -------------        -------
2001:
Federal funds purchased                               $   2,000,000     $     479,000          3.82%        $           0
Securities sold under repurchase agreements           $  20,646,000     $  17,165,000          3.84%        $  20,646,000
2000:
Federal funds purchased                               $   3,660,000     $     888,000          4.08%        $   3,660,000
Securities sold under repurchase agreements           $  32,613,000     $  17,435,000          4.36%        $  14,157,000
1999:
Federal funds purchased                               $           0     $           0          0.00%        $           0
Securities sold under repurchase agreements           $  16,595,000     $  12,803,000          4.07%        $  15,434,000

MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rate and equity prices. The Company's primary risk is interest rate risk.

         The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive earning liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities, is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2001, approximately 47% of the Company's interest-earning assets repriced or matured within one year compared to approximately 89% of interest-bearing liabilities.

         The following table shows the Company's rate sensitive position at December 31, 2001, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $80.5 million more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2001, was 63%, indicating a "liability sensitive" position.

         The following table sets forth the Company's interest sensitivity position as of December 31, 2001.

                          Interest Sensitivity Analysis
                             (dollars in thousands)

                                                  Within 3         4-12                           Over 5
                                                   Months         months         1-5 years        Years           Total
                                                   ------         ------         ---------        -----           -----
INTEREST-EARNING ASSETS:
  Federal Funds Sold                             $    7,203     $        0     $        0       $        0    $    7,203
  Investment Securities                               3,198          2,392         15,524           14,379        35,493
  Interest Bearing Deposits in Other Banks               24              0              0                0            24
  Total loans                                       107,026         20,154         90,104           36,177       253,461
                                                 ----------     ----------     ----------       ----------    ----------

Total Interest-Earning Assets                    $  117,451     $   22,546     $  105,628       $   50,556    $  296,181
                                                 ----------     ----------     ----------       ----------    ----------
INTEREST-BEARING LIABILITIES:
    Interest Checking                                     0         32,248              0                0        32,248
    Savings Deposits                                      0          6,449              0                0         6,449
    Money Market                                     25,907              0              0                0        25,907
    Time Deposits                                    46,906         69,628         21,015               70       137,619
    Other Borrowings                                 39,631              0          5,000                0        44,631
                                                 ----------     ----------     ----------       ----------    ----------

Total Interest-Bearing Liabilities                  112,444        108,325         26,015               70       246,854
                                                 ----------     ----------     ----------       ----------    ----------

Interest sensitive gap                           $    5,007     $  (85,779)    $   79,613       $   50,486
Cumulative interest sensitive gap                $    5,007     $  (80,772)    $   (1,159)      $   49,327
RSA/RSL                                                 104%            21%
Cumulative RSA/RSL                                      104%            63%

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2001, the Banks', in aggregate, had unused federal funds lines of credit totaling $17,750,000 with correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short and long-term funds on a secured basis. At December 31, 2001 The Peoples National Bank had $5,000,000 in long-term borrowings and $14,985,000 in short term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2001, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $42,280,000. At December 31, 2001, Bank of Anderson, N. A. had $2,500,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta and had unused borrowing capacity of $6,500,000. Seneca National Bank had short-term borrowing from the Federal Home Loan Bank of Atlanta of $1,500,000 at December 31, 2001. This left Seneca National Bank an unused borrowing capacity of $3,342,000 at December 31, 2001. The Federal Home Loan Bank requires that securities, qualifying single family mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity currently available assumes that the Banks' $1,364,000 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying qualifying collateral that could be pledged.

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

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2001, the Banks issued commitments to extend and letters of credit of $54,346,000 through various types of arrangements, described further in the table on the following page.

                                                              December 31, 2001
Unused Commitments
  Lines of credit secured by residential properties .......   $       21,477
  Lines of credit secured by commercial properties ........            9,778
  Other unused commitments ................................           18,274
  Standby letters of credit ...............................            4,817
                                                                ------------
     Total ................................................   $       54,346
                                                                ============

The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

In addition to commitments to extend credit, the Banks also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if the Banks' customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4,817,000 at December 31, 2001. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor its subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 9.55% at December 31, 2001 compared to 9.90% at December 31, 2000. The leverage capital ratio for The Peoples National Bank was 8.06% at December 31, 2001 compared to 8.20% at December 31, 2000. Bank of Anderson's leverage capital ratio was 8.99% at December 31, 2001 compared to 9.68% at December 31, 2000. Seneca National Bank's leverage capital ratio was 10.11% at December 31, 2001 compared to 12.66% at December 31, 2000. The decreases in the Company's and Banks' leverage capital ratios resulted from growth experienced during 2001.

         The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.88% and its Tier 1 capital to risk weighted assets ratio was 11.91% at December 31, 2001, compared to 14.16% and 13.14%, respectively, at December 31, 2000. The Peoples National Bank's risk-based capital ratio was 11.08% and its Tier 1 capital to risk weighted assets ratio was 10.24% at December 31, 2001, compared to 11.30% and 10.35%, respectively, at December 31, 2000. Bank of Anderson's risk-based capital ratio was 12.31% and its Tier 1 capital to risk weighted assets ratio was 11.09% at December 31, 2001 compared to 13.77% and 12.57%, respectively at December 31, 2000. Seneca National Bank's risk-based capital ratio was 13.95% and its Tier 1 capital to risk weighted assets ratio was 12.70% at December 31, 2001 compared to 19.12% and 17.00%, respectively at December 31, 2000. The decreases in the Company's and the Banks' risk-based capital ratios and their Tier 1 capital to risk weighted assets ratios in 2001 resulted from growth experienced during 2001. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation).

         During 2000 and 2001, the retention of earnings, net of dividends paid increased the Company's capital by $1,987,000 and $2,489,000, respectively. Capital expenditures in the near future are expected to be funded by internally generated funds.

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

         The Company's primary source of funds with which to pay dividends is dividends it receives from its subsidiary banks. In 2001, The Peoples National Bank paid dividends of $570,515 to the Company, which in turn, paid those dividends to its shareholders, compared to $436,287 in 2000. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2001 or 2000.

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

         The Banks sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Managements of the Banks have established correspondent relationships with Wachovia Bank, N. A., Charlotte, North Carolina and The Bankers Bank, Atlanta, Georgia. As compensation for services provided by correspondents, the Banks maintain certain balances with such correspondents in non-interest bearing accounts.

DATA PROCESSING

         The Company has a data processing department, which performs a full range of data processing services for the Banks. Such services include an automated general ledger, deposit accounting, loan accounting and data processing. In February of 2002, the Company made a decision to replace its current data processing system with a new system. The new system is expected to be installed during the third quarter of 2002 at a cost of approximately $1,100,000.


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

         Under provisions of the new legislation, which became effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

EMPLOYEES

         The Company and the Banks presently employ one hundred two (102) full-time and twenty-three (23) part-time persons. Management believes that its employee relations are good.

EXECUTIVE OFFICERS

         The executive officers of the Company are Robert E. Dye, Chairman, President and Chief Executive Officer; R. Riggie Ridgeway, Executive Vice President, Secretary and Treasurer; William B. West, Senior Vice President and Chief Financial Officer; and Patricia A. Jensen, Vice President. Information about all of the executive officers except Patricia A. Jensen, is set forth in
Item 10, part III of this report on Form 10-k.

         Patricia A. Jensen, age 48, has served as Vice President of the Company since its formation in 1992. Mrs. Jensen has served as Vice President and Cashier of The Peoples National Bank since August 1986. Prior to joining The Peoples National Bank, Mrs. Jensen served as Vice President of First Union National Bank.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, the outcome of any currently pending litigation is not expected to materially affect the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the period covered by this report and to date, there has been no established trading market for the Company's stock.

         The following table summarizes the range of high and low prices for the Company's Common Stock of which management has knowledge for each quarterly period over the last two years (prices have been adjusted to reflect the 5% stock dividends issued January 4, 2002 and January 5, 2001):

                    Sales Price of the Company's Common Stock
              Quarter Ended                        Low            High
              -------------                        ---            ----
              March 31, 2000 ..................  $   17.14     $   17.14
              June 30, 2000 ...................  $   17.14     $   15.34
              September 30, 2000 ..............  $   16.24     $   16.24
              December 31, 2000 ...............  $   15.78     $   15.78
              March 31, 2001 ..................  $   16.50     $   16.50
              June 30, 2001 ...................  $   15.75     $   15.75
              September 30, 2001 ..............  $   16.50     $   16.50
              December 31, 2001 ...............  $   14.91     $   14.91


         Management has not ascertained that these transaction are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 1, 2001, the number of holders of record of the Company's common stock was 1,099 and the number of issued and outstanding shares was 3,328,609.

         During 2001 the Company paid four quarterly cash dividends. Cash dividends of $0.04 per common share were declared by the Company's Board of Directors on each of January 18, 2001, April 17, 2001 and $0.05 per common share was declared by the Company's Board of Directors on each of July 17, 2001 and October 16, 2001. In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7,
1998, January 14, 2000, January 5, 2001 and January 4, 2002 the Company paid 5% stock dividends to shareholders. It is the policy of the Board of Directors of the Company to reinvest earnings for such a period of time as is necessary to ensure the success of the operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company (see Item 1, "PAYMENT of DIVIDENDS").

ITEM 6.    SELECTED FINANCIAL DATA

                                                           FIVE-YEAR FINANCIAL SUMMARY
                                                (All amounts, except per share data, in thousands)
                                          2001          2000         1999 (1)      1998 (2)         1997
                                          ----          ----         --------      --------         ----
INCOME STATEMENT DATA
  Net interest income                  $    9,899    $    9,561    $     7,455   $     5,327    $     4,583
  Provision for loan losses                   892           681            571           194            325
  Other operating income                    5,267         2,631          1,768         1,224            757
  Other operating expenses                  9,567         7,803          6,534         4,475          3,072
  Net income                                3,069         2,431          1,375         1,261          1,304

PER SHARE DATA (3)
  Net income per common share -
     Basic                             $     0.96    $     0.77     $     0.42    $     0.49     $     0.63
     Diluted                           $     0.94    $     0.74     $     0.40    $     0.47     $     0.60
  Cash dividends declared              $     0.18    $     0.15     $     0.14    $     0.14     $     0.12

BALANCE SHEET DATA
  Total Assets                         $  312,166    $  259,500     $  213,913    $  151,671     $  113,417
  Total Deposits                          236,802       205,634        168,776       120,100         96,190
  Total Loans (Net)                       251,173       199,995        146,998        86,924         75,862
  Investment Securities                    35,493        36,515         35,654        36,100         24,173
  Total Earning Assets                    296,181       239,851        198,480       142,097        105,592
  Shareholders' Equity                     28,551        25,815         23,346        22,471          9,510

OTHER DATA
  Return on average assets                   1.07%         1.01%          0.74%         0.96%          1.21%
  Return on average equity                  11.31%         9.78%          5.91%         8.71%         14.34%

(1)  Seneca National Bank opened for business in February 1999.
(2)  Bank of Anderson,  National  Association,  opened for business in September
     1998.
(3) Per share data has been restated to reflect 5% stock dividends in 1996, 1997, 1998, 1999, 2000 and 2001 and the two-for-one stock split in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets  increased  $52,666,000,  or 20.3%,  from  $259,500,000 at
December 31, 2000 to $312,166,000 at December 31, 2001.

         The Company experienced significant loan growth during 2001 as total outstanding loans (excluding mortgage loans held for sale), the largest single category of assets, increased $27,510,000, or 14.9%, from $185,026,000 at December 31, 2000 to $212,536,000 at December 31, 2001, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at December 31, 2001 for The Peoples National Bank amounted to $132,240,000, a $7,915,000, or 6.4%, increase over the $124,325,000 held at December 31, 2000. Total loans outstanding at December 31, 2001 for Bank of Anderson amounted to $54,195,000, an $11,885,000, or 28.1%, increase  over the  $42,310,000  reported  at  December  31,  2000.  Total loans outstanding at December 31, 2001 for Seneca National Bank amounted to $26,101,000, a $7,710,000, or 41.9%, increase over the $18,391,000 reported at
December 31, 2000. A significant portion of the loan growth at Bank of Anderson and Seneca National Bank is attributable to the fact that each commenced business relatively recently (September 1998 and February 1999, respectively). The Company also experienced significant growth in the pool of mortgage loans held for sale. Mortgage loans held for sale increased $23,933,000, or 140.8%, from $16,992,000 at December 31, 2000 to $40,925,000 at December 31, 2001, as a
result of the increase in volume in the residential mortgage department. All of the Company's mortgage loans held for sale are at The Peoples National Bank.

         The Company's securities portfolio, collectively, at amortized cost, remained relatively stable for 2001 when compared to 2000. Cash and due from bank's balances decreased $4,263,000, or 45.1%, from $9,462,000 at December 31, 2000 to $5,199,000 at December 31, 2001. The decrease was largely the result of a reduction of uncollected funds in correspondent bank accounts at year-end. The amount of Federal funds sold at December 31, 2001 was $7,203,000, an increase of $6,023,000, or 510.4%, from the $1,180,000 of Federal funds sold at December 31, 2000. The increase in Federal funds sold was largely attributable to the increase in deposits experienced by the Banks at December 31, 2001.

         Other assets, comprised largely of cash surrender value on life insurance policies on key executives, prepaid expenses, other real estate owned, and deferred income taxes, increased $1,079,000, or 45.9%, to $3,430,000 at December 31, 2001 from $2,351,000 at December 31, 2000. This increase is largely attributable to an increase of $472,000, or 98.7%, in other real estate owned to

$950,000  at December  31, 2001 from  $478,000  at  December  31,  2000,  and an increase in the deferred tax asset value of $637,000, or 758.3%, to $721,000 at December 31, 2001 from $84,000 at December 31, 2000.

         Total liabilities increased $49,930,000, or 21.4% from $233,685,000 at December 31, 2000 to $283,615,000 at December 31, 2001 largely as a result of a $31,168,000, or 15.2%, increase in total deposits at the Company's bank subsidiaries. Of the $31,168,000 increase in total deposits, $25,305,000, or 81.2%, is attributable to growth in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts. The remaining $5,863,000, or 18.8%, is due to growth in noninterest-bearing deposits.

         Other interest-bearing liabilities comprised of securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank borrowings, increased $18,814,000, or 72.9%, from $25,817,000 at December 31, 2000 to $44,631,000 at December 31, 2001. Of the $18,814,000 increase, securities sold under repurchase agreements increased $6,489,000, or 34.5%, federal funds purchased decreased $3,660,000, or 100.0%, to $0, and Federal Home Loan Bank borrowings increased $15,985,000, or 199.8%, during 2001 from December 31, 2000 levels. The overall increase in these other interest-bearing liabilities is largely attributable to the loan growth experienced at all three subsidiary banks as well as an increase of $23,933,000, or 140.9%, in mortgage loans held for sale at Peoples National Bank.

         Shareholders' equity increased $2,736,000, or 10.6%, from $25,815,000 at December 31, 2000 to $28,551,000 at December 31, 2001. This increase comes as a result of net earnings for the period of $3,069,000, an increase in the market value on the Company's "available for sale" securities portfolio of $236,000 during the period, and the exercise of stock options under the Company's Stock Option Plans in the amount of $11,000. These additions to shareholders equity were partially offset by the declaration and payment of $570,000 in cash dividends and the payment of $10,000 of cash in lieu of fractional shares during 2001.

EARNINGS PERFORMANCE

2001 Compared to 2000

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2001 resulted in net income of $3,069,000, or $0.96 per basic share ($0.94 per diluted share), compared to $2,431,000, or $0.77 per basic share ($0.74 per diluted share) for the twelve months ended December 31, 2000. The increase in the Company's net income of $638,000, or 26.2%, for 2001 resulted largely from a significant increase in total interest income, largely from loans, coupled with a significant increase in non-interest income during 2001. This was partially offset by corresponding increases in interest expense, non-interest expense, and provision for loan losses. In particular, both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve months ended December 31, 2001, Peoples National Bank recorded net income of $2,646,000, an increase of $464,000, or 21.3%, over net income of $2,182,000 in 2000. For the twelve months ended December 31, 2001, Bank of Anderson recorded net income of $384,000, an increase of $163,000, or 73.8%, over the $221,000 recorded in 2000. For the twelve months ended December 31, 2001, Seneca National Bank recorded net income of $90,000, an increase of $49,000, or 119.5%, over the $41,000 recorded in 2000.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $338,000, or 3.5%, to $9,899,000 for the year-ended December 31, 2001 compared to $9,561,000 for the year-ended December 31, 2000.

         The Company's total interest income increased $1,378,000, or 7.3%, to $20,213,000 in 2001 compared to $18,835,000 for 2000. This increase is largely attributable to an increase in loan interest income of $1,551,000 resulting from an increase in the average outstanding balances of permanent loans as well as loans held for sale, but somewhat diminished by lower market interest rates that were experienced at the Company's three bank subsidiaries during 2001 when compared to 2000.

         Total interest expense increased $1,040,000, or 11.2% to $10,314,000 in 2001 compared to $9,274,000 for 2000. The increases in the amount of interest paid on the various categories of interest-bearing liability accounts in 2001 are largely attributable to the increases in the average outstanding balances for these types of accounts, but they are somewhat offset by lower market interest rates that were experienced at the Company's three bank subsidiaries during 2001 when compared to 2000.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $892,000 in 2001 compared to $681,000 for 2000, a $211,000 or 31.0% increase. This increase is largely attributable to the increase in the volume of outstanding loans during 2001 when compared to 2000. The Peoples National Bank made provisions for loan losses of $621,000 in 2001 compared to $403,000 in 2000. Bank of Anderson made provisions for loan losses of $150,000 in 2001 compared to $198,000 in 2000. Seneca
National Bank made provisions for loan losses of $121,000 in 2001 compared to $80,000 in 2000. During fiscal year 2001 the Company experienced net charge-offs of $627,000, or 0.28% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $239,000, or 0.13% of average outstanding loans in fiscal year 2000. The net charge-offs are attributable to $590,000 in net charge-offs at The Peoples National Bank, $30,000 in net charge-offs at Bank of Anderson, N. A., and $7,000 in net charge-offs at Seneca National Bank. At December 31, 2001 the allowance for loan losses was 0.90% as a percentage of outstanding loans compared to 1.00% at December 31, 2000.

         At December 31, 2001 the Company had $993,000 in non-accrual loans, one $8,000 restructured loan, $0 in loans past due 90 days or more but still accruing interest, and $950,000 in real estate acquired in settlement of loans, compared to $993,000, $67,000, $108,000, and $478,000 respectively at December 31, 2000. Non-performing assets as a percentage of all loans and other real estate owned were 0.77% and 0.81% at December 31, 2001 and 2000, respectively.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2001 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, increased $2,636,000, or 100.2% from $2,631,000 in 2000 to $5,267,000 in 2001.
This increase is largely attributable to an increase of $1,961,000, or 147.0%, in origination and service release fees on residential mortgage loans generated from $1,334,000 in 2000 to $3,295,000 in 2001; an increase of $724,000, or
313.4%, in net overdraft privilege fees from $231,000 in 2000 to $955,000 in 2001; and an increase of $147,000, or 73.9%, in other miscellaneous income from $199,000 in 2000 to $346,000 in 2001. The Company did not record any gains or losses on the sale of securities in either of 2001 or 2000.

Other Expenses

         Total consolidated other expenses increased $1,764,000, or 22.6%, to $9,567,000 in 2001 compared to $7,803,000 in 2000. The significant increase in overall non-interest expense is indicative of the significantly larger scale of operations for the Company. Salaries and benefits, the largest component of non-interest expense, increased $1,076,000, or 23.9%, to $5,578,000 in 2001 compared to $4,502,000 in 2000. The increase in salaries and benefits for the comparative periods is primarily attributable to the additional staffing associated with the Company's mortgage lending activities during 2001 and normal additional staffing and salary increases throughout the Company.

         Occupancy expense increased $144,000, or 38.9%, to $514,000 in 2001 compared to $370,000 in 2000. The increase in occupancy expense for the two comparative periods is partially attributable to an increase in depreciation, maintenance and utilities associated with the purchase of a corporate headquarters building late in the year 2000. Equipment expense increased $37,000, or 6.1%, to $643,000 in 2001 compared to $606,000 in 2000. The increase for the comparative periods is attributable to increases in depreciation and maintenance expense associated with the Company's overall growth.

         Miscellaneous other operating expense increased $524,000, or 28.3%, to $2,377,000 in 2001 compared to $1,853,000 in 2000. The increase in miscellaneous other operating expenses is attributable to the overall continued growth of the Company and its three subsidiary banks.

2000 Compared to 1999

Overview

         The consolidated Company's operations for the twelve-months ended December 31, 2000 resulted in net income of $2,431,000, or $0.77 per basic share ($0.74 per diluted share), compared to $1,375,000, or $0.42 per basic share ($0.40 per diluted share) for the twelve-months ended December 31, 1999. The increase in the Company's net income of $1,056,000, or 76.8%, for 2000 resulted largely from a significant increase in total interest income, largely from loans, coupled with a significant increase in non-interest income during 2000. In particular, both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve-months ended December 31, 2000, Peoples National Bank recorded net income of $2,182,000, an increase of $464,000, or 27.0%, over 1999 net income of $1,718,000. For the twelve-months ended December 31, 2000, Bank of Anderson recorded net income of $221,000, an increase of $379,000 over the net loss of $158,000 recorded in 1999. For the twelve-months ended December 31, 2000, Seneca National Bank recorded net income of $41,000; an increase of $245,000 over the net loss of $204,000 recorded in 1999.

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

         Total interest expense increased $3,152,000, or 51.5% to $9,274,000 in 2000 compared to $6,122,000 for 1999. This increase is attributable to an increase of $2,829,000, or 52.1%, in interest paid on deposit accounts, an increase of $268,000, or 51.4%, on securities sold under repurchase agreements, and an increase of $55,000, or 31.6%, on borrowings from the Federal Home Loan Bank. The increases in the amount of interest paid on these categories of interest-bearing liability accounts in 2000 are largely attributable to the increases in the average outstanding balances for these types of accounts in 2000 when compared to 1999.

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

         At December 31, 2000 the Company had $993,000 in non-accrual loans, one $67,000 restructured loan, and $108,000 in loans past due 90 days or more and still accruing interest and $478,000 in other real estate owned, compared to $628,000, $150,000, $0 and $219,000, respectively at December 31, 1999.
Non-performing assets as a percentage of loans and other real estate owned were 0.81% and 0.67% at December 31, 2000 and 1999, respectively.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Consolidated Balance Sheets as of December 31, 2001 and 2000.

- Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

- Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

-    Notes to Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                            s/Elliott Davis, LLP


January 29, 2002
Greenville, South Carolina

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                DECEMBER 31,
                                                                                                                ------------
                                                                                                           2001              2000
                                                                                                           ----              ----
                                          ASSETS

CASH AND DUE FROM BANKS .......................................................................         $   5,199         $   9,462
INTEREST - BEARING DEPOSITS IN OTHER BANKS ....................................................                24                43
FEDERAL FUNDS SOLD ............................................................................             7,203             1,180
                                                                                                        ---------         ---------
         Total cash and cash equivalents ......................................................            12,426            10,685

SECURITIES
      Available for sale ......................................................................            30,339            31,673
      Held for investment (fair value of $3,417 in 2001 and $3,794 in 2000) ...................             3,339             3,754
      Other investments, at cost ..............................................................             1,815             1,088
LOANS HELD FOR SALE ...........................................................................            40,925            16,992
LOANS (less allowance for loan losses of $2,288 in 2001 and $2,023 in 2000) ...................           210,248           183,003
PREMISES AND EQUIPMENT, net of accumulated depreciation .......................................             7,961             8,138
ACCRUED INTEREST RECEIVABLE ...................................................................             1,683             1,816
OTHER ASSETS ..................................................................................             3,430             2,351
                                                                                                        ---------         ---------

                                                                                                        $ 312,166         $ 259,500
                                                                                                        =========         =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing .......................................................................         $  34,579         $  28,716
    Interest-bearing ..........................................................................           202,223           176,918
                                                                                                        ---------         ---------

      Total deposits ..........................................................................           236,802           205,634

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ...................................................            20,646            14,157
FEDERAL FUNDS PURCHASED .......................................................................                 -             3,660
ADVANCES FROM FEDERAL HOME LOAN BANK ..........................................................            23,985             8,000
ACCRUED INTEREST PAYABLE ......................................................................             1,218             1,721
OTHER LIABILITIES .............................................................................               964               513
                                                                                                        ---------         ---------

      Total liabilities .......................................................................           283,615           233,685
                                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 10,000,000 shares authorized; $1.67 par value
      per share; 3,328,609 shares and 3,168,046 shares outstanding ............................             5,559             5,290
    Additional paid-in capital ................................................................            22,786            20,587
    Retained earnings .........................................................................                32                 -
    Accumulated other comprehensive income (loss) .............................................               174               (62)
                                                                                                        ---------         ---------

                                                                                                           28,551            25,815
                                                                                                        ---------         ---------

                                                                                                        $ 312,166         $ 259,500
                                                                                                        =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except share information)

                                                                                                For the years ended December 31,
                                                                                                --------------------------------
                                                                                             2001             2000             1999
                                                                                             ----             ----             ----
INTEREST INCOME
    Interest and fees on loans ..................................................          $17,708          $16,157          $10,611
    Interest on securities
      Taxable ...................................................................            1,918            2,086            1,969
      Tax-exempt ................................................................              167              195              214
    Interest on federal funds sold ..............................................              420              397              783
                                                                                           -------          -------          -------

         Total interest income ..................................................           20,213           18,835           13,577
                                                                                           -------          -------          -------

INTEREST EXPENSE
    Interest on deposits ........................................................            9,226            8,256            5,427
    Interest on federal funds purchased and securities sold
      under repurchase agreements ...............................................              679              789              521
    Interest on advances from Federal Home Loan Bank ............................              409              229              174
                                                                                           -------          -------          -------

         Total interest expense .................................................           10,314            9,274            6,122
                                                                                           -------          -------          -------

         Net interest income ....................................................            9,899            9,561            7,455

PROVISION FOR LOAN LOSSES .......................................................              892              681              571
                                                                                           -------          -------          -------

         Net interest income after provision for loan losses ....................            9,007            8,880            6,884
                                                                                           -------          -------          -------

NONINTEREST INCOME
    Service fees and other ......................................................            1,972            1,297              911
    Mortgage banking ............................................................            3,295            1,334              857
                                                                                           -------          -------          -------

                                                                                             5,267            2,631            1,768
                                                                                           -------          -------          -------

NONINTEREST EXPENSES
    Salaries and benefits .......................................................            5,578            4,502            3,779
    Occupancy ...................................................................              514              370              298
    Equipment ...................................................................              643              606              560
    Marketing and advertising ...................................................              232              231              270
    Communications ..............................................................              223              241              177
    Other operating .............................................................            2,377            1,853            1,450
                                                                                           -------          -------          -------

                                                                                             9,567            7,803            6,534
                                                                                           -------          -------          -------

         Income before income taxes .............................................            4,707            3,708            2,118

PROVISION FOR INCOME TAXES ......................................................            1,638            1,277              743
                                                                                           -------          -------          -------

         Net income .............................................................          $ 3,069          $ 2,431          $ 1,375
                                                                                           =======          =======          =======

BASIC NET INCOME PER COMMON SHARE ...............................................          $  0.96          $  0.77          $  0.42
                                                                                           =======          =======          =======

DILUTED NET INCOME PER COMMON SHARE .............................................          $  0.94          $  0.74          $  0.40
                                                                                           =======          =======          =======



The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999
                (Amounts in thousands except share information)


                                                                                                            Accumulated
                                                                                                               other        Total
                                                                                   Additional               Comprehensive   share-
                                                               Common stock          paid-in      Retained     income      holders'
                                                             Shares      Amount      Capital      earnings     (loss)       equity
                                                             ------      ------      -------      --------     ------       ------

BALANCE, DECEMBER 31, 1998 .............................   2,764,016   $   4,616   $  17,092    $     811    $     (48)   $  22,471
                                                                                                                          ---------
    Net income .........................................           -           -           -        1,375            -        1,375
    Other comprehensive income, net of tax:
      Unrealized holding losses on securities
      available for sale ...............................           -           -           -            -         (462)        (462)
                                                                                                                          ---------

    Comprehensive income ...............................           -           -                                                913
    Stock dividend (5%) ................................     141,857         237       1,543       (1,780)           -            -
    Cash in lieu of fractional shares on stock dividend            -           -           -           (8)           -           (8)
    Cash dividends ($.14 per share) ....................           -           -           -         (398)           -         (398)
    Proceeds from stock options exercised ..............      81,754         136         232            -            -          368
                                                           ---------   ---------   ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1999 .............................   2,987,627       4,989      18,867            -         (510)      23,346
                                                                                                                          ---------

    Net income .........................................           -           -           -        2,431            -        2,431
    Other comprehensive income, net of tax:
      Unrealized holding gains on securities available
      for sale..........................................           -           -           -            -          448          448
                                                                                                                          ---------

    Comprehensive income ...............................           -           -           -            -            -        2,879
    Stock dividend (5%) ................................     150,420         251       1,736       (1,987)           -            -
    Cash in lieu of fractional shares on stock dividend            -           -           -           (8)           -           (8)
    Cash dividends ($.14 per share) ....................           -           -           -         (436)           -         (436)
    Proceeds from stock options exercised ..............      29,999          50         (16)           -            -           34
                                                           ---------   ---------   ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 2000 .............................   3,168,046       5,290      20,587            -          (62)      25,815
                                                                                                                          ---------

    Net income .........................................           -           -           -        3,069            -        3,069
    Other comprehensive income, net of tax:
      Unrealized holding gains on securities available
      for sale .........................................           -           -           -            -          236          236
                                                                                                                          ---------

    Comprehensive income ...............................           -           -           -            -            -        3,305
    Stock dividend (5%) ................................     157,891         264       2,193       (2,457)           -            -
    Cash in lieu of fractional shares on stock dividend            -           -           -          (10)           -          (10)
    Cash dividends ($.14 per share) ....................           -           -           -         (570)           -         (570)
    Proceeds from stock options exercised ..............       2,672           5           6            -            -           11
                                                           ---------   ---------   ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 2001 .............................   3,328,609   $   5,559   $  22,786    $      32    $     174    $   28,551
                                                           =========   =========   =========    =========    =========    =========












The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Amounts in thousands except share information)

                                                                                                 For the years ended December 31,
                                                                                                 --------------------------------
                                                                                                2001          2000           1999
                                                                                                ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................................     $   3,069      $   2,431      $   1,375
    Adjustments to reconcile net income to net cash
      used for operating activities
      Gain on sale of premises and equipment ..........................................             -              -            (13)
      Provision for loan losses .......................................................           892            681            571
      Benefit from deferred income taxes ..............................................          (110)          (181)           (79)
      Depreciation ....................................................................           564            524            464
      Amortization and accretion (net) of premiums and discounts on securities ........            12             31            195
      Origination of loans held for sale ..............................................      (370,363)      (112,367)       (75,720)
      Sale of loans held for sale .....................................................       346,430        102,037         69,058
      (Increase) decrease in accrued interest receivable ..............................           133           (262)          (622)
      Increase in other assets ........................................................          (460)          (357)          (724)
      Increase (decrease) in accrued interest payable .................................          (503)           567            287
      Increase (decrease) in other liabilities ........................................           448            491            (58)
                                                                                            ---------      ---------      ---------

           Net cash used for operating activities .....................................       (19,888)        (6,405)        (5,266)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities held for investment .....................................             -              -           (327)
      Purchases of securities available for sale ......................................       (33,217)        (5,628)       (10,383)
      Proceeds from the maturity of securities available for sale .....................         6,684          3,980          7,405
      Proceeds from the call of securities available for sale .........................        27,900          1,433          3,060
      Net increase in loans ...........................................................       (28,764)       (43,587)       (53,899)
      Proceeds from the sale of premises and equipment ................................             -              -             43
      Purchase of premises and equipment ..............................................          (387)        (1,693)        (2,373)
                                                                                            ---------      ---------      ---------

           Net cash used for investing activities .....................................       (27,784)       (45,495)       (56,474)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits ........................................................        31,168         36,858         48,684
      Net increase (decrease) in federal funds purchased ..............................        (3,660)         3,660              -
      Net increase (decrease) in securities sold under repurchase agreements ..........         6,489         (1,277)         9,455
      Net increase in advances from Federal Home Loan Bank ............................        15,985          3,000          3,000
      Proceeds from the sale of stock and exercise of stock options ...................            11             34            368
      Cash dividends paid .............................................................          (570)          (436)          (398)
      Cash in lieu of fractional shares on stock dividends ............................           (10)            (8)            (8)
                                                                                            ---------      ---------      ---------

           Net cash provided by financing activities ..................................        49,413         41,831         61,101
                                                                                            ---------      ---------      ---------

           Net increase (decrease) in cash and cash equivalents .......................         1,741        (10,069)          (639)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................        10,685         20,754         21,393
                                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................................     $  12,426      $  10,685      $  20,754
                                                                                            =========      =========      =========

CASH PAID FOR
    Interest ..........................................................................     $  10,817      $   8,707      $   5,835
                                                                                            =========      =========      =========

    Income taxes ......................................................................     $   1,722      $   1,169      $     836
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

 Securities
   The Company accounts for securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held for investment, or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. To qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

   Other real estate owned
     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2001 and 2000 real estate owned by the Company totaled $950,000 and $477,000, respectively, and is included in other assets. During 2001 and 2000, the Company transferred loans to real estate acquired in foreclosure of $714,000 and $282,900, respectively.

   Income taxes
     The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in SFAS No. 109, "Accounting for Income Taxes".

   Statements of cash flows
     For the purposes of reporting cash flows, the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and Due From Banks", "Interest-bearing Deposits in Other Banks" and "Federal Funds Sold". Cash and cash equivalents have an original maturity of three months or less.
                                                                     (Continued)

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

   Recently issued accounting standards
     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have a material effect on the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. The Company had no transactions affected by this statement in 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS will not be material to the Company's financial statements.

     In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. The Company's management believes it is in compliance with the provisions of SAB No. 102.




                                                                     (Continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances at December 31, 2001 and 2000 were approximately $1,430,000 and $1,092,000, respectively.


NOTE 3 - SECURITIES

         Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                   2001
                                                                                                   ----
                                                                                             Unrealized holding
                                                                        Amortized            ------------------                Fair
                                                                           cost             Gains           Losses             value
                                                                           ----             -----           ------             -----
 ECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF OTHER U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing after one but within five years ..................          $12,834          $   191          $     -          $13,025
     Maturing after five but within ten years ..................            6,725               16                -            6,741
     Maturing after ten years ..................................           10,517               56                -           10,573
                                                                          -------          -------          -------          -------

                                                                          $30,076          $   263          $     -          $30,339
                                                                          =======          =======          =======          =======

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................          $   726          $     5          $     -          $   731
     Maturing after one but within five years ..................            2,092               72                -            2,164
     Maturing after five but within ten years ..................              421                4                -              425
     Maturing after ten years ..................................              100                -                3               97
                                                                          -------          -------          -------          -------

                                                                          $ 3,339          $    81          $     3          $ 3,417
                                                                          =======          =======          =======          =======







                                                                     (Continued)

                                                                                                   2000
                                                                                                   ----
                                                                                             Unrealized holding
                                                                        Amortized            ------------------                Fair
                                                                           cost             Gains           Losses             value
                                                                           ----             -----           ------             -----
SECURITIES AVAILABLE FOR SALE:

U. S. TREASURY SECURITIES
     Maturing within one year ..................................          $   250          $     -          $     1          $   249
                                                                          -------          -------          -------          -------

OBLIGATIONS OF OTHER U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing within one year ..................................            1,516                -                8            1,508
     Maturing after one but within five years ..................           20,624                -               54           20,570
     Maturing after five but within ten years ..................            4,496                -               45            4,451
     Maturing after ten years ..................................            4,881               14                -            4,895
                                                                          -------          -------          -------          -------

                                                                           31,517               14              107           31,424
                                                                          -------          -------          -------          -------

                                                                          $31,767          $    14          $   108          $31,673
                                                                          =======          =======          =======          =======



SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................          $   510          $     1           $    -          $   511
     Maturing after one but within five years ..................            2,502               34                -            2,536
     Maturing after five but within ten years ..................              642                8                -              650
     Maturing after ten years ..................................              100                -                3               97
                                                                          -------          -------          -------          -------
                                                                          $ 3,754          $    43          $     3          $ 3,794
                                                                          =======          =======          =======          =======

OTHER INVESTMENTS, AT COST
  The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB"), the Federal Reserve Bank, and the Bankers Bank. The stock is generally pledged against any borrowings from these institutions (see Note 8). No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value. The Company's investments in stock are carried at par value and are summarized below (tabular amounts in thousands):

                                                             December 31,
                                                             ------------
                                                         2001             2000
                                                         ----             ----

Federal Reserve Bank .......................            $  396            $  396
FHLB .......................................             1,364               637
Bankers Bank ...............................                55                55
                                                        ------            ------

                                                        $1,815            $1,088
                                                        ======            ======

            Securities with carrying amounts of $34,579,000 and $26,512,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                            2001               2000
                                                                                                            ----               ----
Commercial and industrial - not secured by real estate .......................................           $ 26,997           $ 24,084
Commercial and industrial - secured by real estate ...........................................             53,445             45,668
Residential real estate - mortgage ...........................................................             60,881             58,540
Residential real estate - construction .......................................................             48,099             37,308
Loans to individuals for household, family and other personal expenditures ...................             23,114             19,426
                                                                                                         --------           --------
                                                                                                          212,536            185,026
Less allowance for loan losses ...............................................................              2,288              2,023
                                                                                                         --------           --------

                                                                                                         $210,248           $183,003
                                                                                                         ========           ========

            Changes in the allowance for loan losses were as follows:



                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                     2001               2000                 1999
                                                                                     ----               ----                 ----
BALANCE, BEGINNING OF YEAR ..........................................             $ 2,023              $ 1,581              $ 1,093
     Provision for loan losses ......................................                 892                  681                  571
     Loans charged off, net of recoveries ...........................                (627)                (239)                 (83)
                                                                                  -------              -------              -------

BALANCE, END OF YEAR ................................................             $ 2,288              $ 2,023              $ 1,581
                                                                                  =======              =======              =======

            At December 31, 2001 and 2000 nonaccrual loans amounted to $993,000 and $993,000, respectively. Foregone interest income was approximately $85,000, $64,000 and $59,500 on nonaccrual loans for 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, there were no impaired loans.


NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                                                                                December 31,
                                                                                   Estimated                    ------------
                                                                                  useful lives          2001                  2000
                                                                                  ------------          ----                  ----
Land .............................................................                                     $ 1,678               $ 1,678
Building and improvements ........................................               15 - 40 years           5,630                 5,599
Furniture, fixtures and equipment ................................                3 - 10 years           3,834                 3,479
                                                                                                       -------               -------

                                                                                                        11,142                10,756
Less accumulated depreciation ....................................                                       3,181                 2,618
                                                                                                       -------               -------

                                                                                                       $ 7,961               $ 8,138
                                                                                                       =======               =======

            Depreciation  expense  of  approximately  $564,000,   $524,000,  and
$464,000 for 2001, 2000 and 1999, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS
            The amounts and scheduled maturities of deposits are as follows (tabular amounts in thousands):

                                                              December 31,
                                                              ------------
                                                          2001            2000
                                                          ----            ----
Time certificates maturing
     Within one year .............................       $115,570       $102,248
     After one but within two years ..............         19,483         19,604
     After two but within three years ............          1,562          1,102
     After three but within four years ...........            886            142
     After four years ............................            118            819
                                                         --------       --------

                                                          137,619        123,915

Transaction and savings accounts .................         99,183         81,719
                                                         --------       --------

                                                         $236,802       $205,634
                                                         ========       ========

            Certificates of deposit in excess of $100,000 totaled approximately $61,954,000 and $53,627,000 at December 31, 2001 and 2000, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $3,066,000 in 2001, $2,735,000 in 2000, and $1,396,000 in 1999.

            Beginning  in  2001  and  at  December   31,  2001,   the  Bank  had
approximately $12,781,000 in time certificates from customers outside their market area.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                                  December 31,
                                                                                                                  ------------
                                                                                                              2001            2000
                                                                                                              ----            ----
U. S. Government securities with an amortized cost of $18,671,000
     ($18,786,000 fair value) and $11,322,000 ($11,246,000 fair value) at
     December 31, 2001 and 2000, respectively, collateralize the agreements ....................           $20,646           $14,157
                                                                                                           =======           =======

            The  Banks  enter  into  sales of  securities  under  agreements  to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 3.84 percent and 4.36 percent at December 31, 2001 and 2000, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $17,165,000 and $17,435,000 during 2001 and 2000, respectively. The maximum amounts outstanding at any month-end were $20,646,000 and $32,613,000 during 2001 and 2000, respectively.

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

            The Banks had advances aggregating $23,985,000 and $8,000,000 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Banks had $18,985,000 and $3,000,000 of advances which bear interest at 1.83 and
6.35 percent, respectively, and mature daily. At December 31, 2001 and 2000, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. An advance at December 31, 2000 was called by the FHLB in the first quarter of 2001. At December 31, 2001 and 2000, the advances were collateralized by one to four family residential mortgage loans aggregating approximately $30,600,000 and $31,628,000, respectively, and by FHLB stock owned by all three Banks. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB.

NOTE 9 - UNUSED LINES OF CREDIT

            The Banks have unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,750,000 at December 31, 2001. These lines of credit are available on a one to seven day basis for general corporate purposes.

            The Peoples National Bank has the ability to borrow an additional $42,280,000 or 20 percent of total assets from the FHLB as of December 31, 2001. The Bank of Anderson, N.A. has the ability to borrow an additional $6,550,000 or 10 percent of total assets, and the Seneca National Bank has the ability to borrow an additional $3,342,000 or 10 percent of total assets. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 10 - INCOME TAXES

         Provision for income taxes consists of the following (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                 2001         2000         1999
                                                 ----         ----         ----
Current tax provision
    Federal ................................    $ 1,531     $ 1,351     $   759
    State ..................................        217         107          63
                                                -------     -------     -------

           Total current taxes .............      1,748       1,458         822
    Deferred tax benefit ...................       (110)       (181)        (79)
                                                -------     -------     -------

           Provision for income taxes ......    $ 1,638     $ 1,277     $   743
                                                =======     =======     =======

         Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                For the years ended December 31,
                                                --------------------------------
                                                    2001      2000          1999
                                                    ----      ----          ----
Tax expense at statutory rate .................   $ 1,601    $ 1,261    $   720
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit        135         71         63
    Tax-exempt interest income ................       (57)         -          -
    Officer's life insurance ..................       (22)       (56)       (65)
    Other .....................................       (19)         1         25
                                                  -------    -------    -------

      Provision for income taxes ..............   $ 1,638    $ 1,277    $   743
                                                  =======    =======    =======

             Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows:

                                                                 December 31,
                                                                 ------------
                                                             2001          2000
                                                             ----          ----
Allowance for loan losses ...............................   $ 881         $ 688
Tax depreciation in excess of book depreciation .........    (207)         (173)
Deferred compensation ...................................      63            41
Unrealized holding (gains) losses on
 securities available for sale ..........................     (90)           32
Tax deferral of business start-up costs .................      24            33
Other ...................................................     (40)          (17)
                                                            -----         -----

                                                              631           604
Valuation allowance .....................................       -          (153)
                                                            -----         -----

                                                            $ 631         $ 451
                                                            =====         =====

         Net deferred tax assets are included in other assets.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

             The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001, unfunded commitments to extend credit were $49,529,000. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

            At December 31, 2001, there were $4,817,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


NOTE 12 - LEGAL CONTINGENCIES

             The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. There are no pending lawsuits or claims that are expected to have any material adverse effect on the financial position or results of operations of the Company.


NOTE 13 - RELATED PARTY TRANSACTIONS

             At December 31, 2001 and 2000, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $7,529,000 and $7,659,000, respectively. During 2001, $2,212,000 of new loans were made to this group and repayments of $2,342,000 were received.


NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE
            SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,182,094 in 2001, 3,167,850 in 2000 and 3,290,700 in 1999. The
weighted average number of common shares outstanding for diluted net income per common share was 3,268,879 in 2001, 3,279,150 in 2000, and 3,412,500 in 1999.

            The Company declared or issued five percent common stock dividends in 2001, 2000, and 1999. Net income per common share in prior years has been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS
            The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2001 the Banks' retained earnings were approximately $11,627,000.


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

           The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:



                                                For the years ended December 31,
                                                --------------------------------
                                                  2001         2000        1999
                                                  ----         ----        ----
Net income (in thousands)
    As reported .........................    $   3,069    $   2,431    $   1,375
    Pro forma ...........................        3,011        2,388        1,337

Basic net income per common share
    As reported .........................    $    0.96    $    0.77    $    0.42
    Pro forma ...........................         0.95         0.75         0.41

Diluted net income per common share
    As reported .........................    $    0.94    $    0.74    $    0.40
    Pro forma ...........................         0.92         0.73         0.39

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999: dividend yields from $.25 to $.15 per share, expected volatility from 5 to 15 percent, risk-free interest rates from 6.50 to 4.75 percent and expected life of 10 years.







                                                                     (Continued)

          A summary of the status of the plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends):

                                                           2001                       2000                        1999
                                                           ----                       ----                        ----
                                                                  Weighted                    Weighted                   Weighted
                                                                  average                     average                    average
                                                  Shares       exercise price   Shares     exercise price   Shares    exercise price
                                                  ------       --------------   ------     --------------   ------    --------------
Outstanding at beginning of year ......         190,593        $    7.57      224,782        $    6.61      314,599        $    3.70
Granted ...............................          18,900            15.79        8,820            16.25        5,209            12.86
Exercised .............................          (2,806)            4.09      (41,862)            4.41      (94,644)            3.87
Forfeited or expired ..................               -                        (1,147)           10.67         (382)            4.06
                                               --------                      --------                     ---------

Outstanding at end of year ............         206,687         $   8.39      190,593        $    7.57      224,782        $    6.61
                                               ========                      ========                     =========

Options exercisable at ................         187,871                       175,858                       196,621
   year-end
Weighted average fair .................        $  15.79                      $  16.25                     $   12.86
value of options granted
during the year
Shares available for grant ............         269,052                       287,952                       295,625

         The following table summarizes information at December 31, 2001:


                                                 Options outstanding                           Options exercisable
                                                 -------------------                           -------------------
                                                        Weighted
                                                        average           Weighted                            Weighted
      Range of                                         remaining           average                             average
      exercise                       Number           contractual         exercise           Number           exercise
       prices                      outstanding            life              price          Exercisable          price
       ------                      -----------            ----              -----          -----------          -----

  $    4.09                          43,450          2.5 years          $     4.09           43,450         $     4.09
       7.05                          95,703          5.3                      7.05           95,703               7.05
      10.73                           1,818          6.3                     10.73            1,818              10.73
      10.70                          18,224          6.6                     10.70           12,148              10.70
      10.70 - 10.71                  14,574          6.8                     10.70            9,714              10.70
      12.98                           5,202          7.3                     12.98            5,202              12.98
      16.33                           8,816          8.3                     16.33            8,816              16.33
      15.24 - 16.24                  18,900          9.5                     15.24           11,020              15.24
                                    -------                                                 -------

                                    206,687                                                 187,871
                                ===========                                              ==========

             The plans are administered by the Board of Directors or by a committee designated by the Board. The plans provide that if the shares of common stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of common stock as a stock dividend on its outstanding common stock, the number of shares of common stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first four percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $85,089, $73,155 and $58,447 were charged to operations during 2001, 2000 and 1999, respectively.

            Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $42,705, $42,705, and $37,712 in 2001, 2000, and 1999, respectively.


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

            Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Banks meet all capital adequacy requirements to which they are subject.

            As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                                 To be well
                                                                                                              capitalized under
                                                                                     For capital              prompt corrective
                                                                                  adequacy purposes           action provisions
                                                                               -------------------------   -------------------------
                                                             Actual                    Minimum                     Minimum
                                                    -------------------------  -------------------------   -------------------------
                                                      Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                    ------------  -----------  -----------  ------------   ----------  -------------
                                                                                (amounts in thousands)
The Peoples National Bank:

As of December 31, 2001
    Total Capital (to risk-weighted assets) ....    $    17,471      11.08%    $   12,614        8.00%     $  15,768        10.00%
    Tier I Capital (to risk-weighted assets) ...         16,149      10.24          6,308        4.00          9,462         6.00
    Tier I Capital (to average assets) .........         16,149       8.06          8,014        4.00         10,018         5.00

As of December 31, 2000
    Total Capital (to risk-weighted assets) ....    $    15,364      11.30%    $   10,877        8.00%     $  13,596        10.00%
    Tier I Capital (to risk-weighted assets) ...         14,073      10.35          5,439        4.00          8,158         6.00
    Tier I Capital (to average assets) .........         14,073       8.20          6,865        4.00          8,581         5.00


                                                                     (Continued)

                                                                                                                  To be well
                                                                                                              capitalized under
                                                                                     For capital              prompt corrective
                                                                                  adequacy purposes           action provisions
                                                                               -------------------------   -------------------------
                                                             Actual                    Minimum                     Minimum
                                                    -------------------------  -------------------------   -------------------------
                                                      Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                    ------------  -----------  -----------  ------------   ----------  -------------
                                                                                (amounts in thousands)

Bank of Anderson, N.A.:

As of December 31, 2001
    Total Capital (to risk-weighted assets) .....   $     6,333      12.31%    $    4,116        8.00%     $   5,145        10.00%
    Tier I Capital (to risk-weighted assets) ....         5,706      11.09          2,058        4.00          3,087         6.00
    Tier I Capital (to average assets) ..........         5,706       8.99          2,539        4.00          3,174         5.00

As of December 31, 2000
    Total Capital (to risk-weighted assets) .....   $     5,829      13.77%    $    3,386        8.00%     $   4,233        10.00%
    Tier I Capital (to risk-weighted assets) ....         5,322      12.57          1,694        4.00          2,540         6.00
    Tier I Capital (to average assets) ..........         5,322       9.68          2,199        4.00          2,749         5.00

Seneca National Bank:

As of December 31, 2001
    Total Capital (to risk-weighted assets) .....   $     3,712      13.95%    $    2,129        8.00%     $   2,661        10.00%
    Tier I Capital (to risk-weighted assets) ....         3,379      12.70          1,064        4.00          1,596         6.00
    Tier I Capital (to average assets) ..........         3,379      10.11          1,337        4.00          1,671         5.00

As of December 31, 2000
    Total Capital (to risk-weighted assets) .....   $     3,514      19.12%    $    1,470        8.00%     $   1,838        10.00%
    Tier I Capital (to risk-weighted assets) ....         3,289      17.00            735        4.00          1,102         6.00
    Tier I Capital (to average assets) ..........         3,289      12.66          1,039        4.00          1,299         5.00


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

            Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in other banks and federal funds sold and purchased.

            Securities are valued using quoted fair market prices. Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

            Fair value for variable rate loans that reprice frequently, loans held for sale, and for loans that mature in less than three months is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

                                                                     (Continued)

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

            Fair value for long-term FHLB advances is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

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

            The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                    December 31,
                                                                                                    ------------
                                                                                       2001                              2000
                                                                                       ----                              ----
                                                                            Carrying           Fair          Carrying          Fair
                                                                             amount            value          amount           value
                                                                             ------            -----          ------           -----
Financial assets:
     Cash and due from banks .......................................        $  5,199        $  5,199        $  9,462        $  9,462
     Interest-bearing deposits in other banks ......................              24              24              43              43
     Federal funds sold ............................................           7,203           7,203           1,180           1,180
     Securities available for sale .................................          30,339          30,339          31,673          31,673
     Securities held for investment ................................           3,339           3,417           3,754           3,794
     Other investments .............................................           1,815           1,815           1,088           1,088
     Loans held for sale ...........................................          40,925          40,925          16,992          16,992
     Loans (gross) .................................................         212,536         217,172         185,026         183,175

Financial liabilities:
     Deposits ......................................................         236,802         238,338         205,634         217,531
     Securities sold under repurchase agreements ...................          20,646          20,646          14,157          14,157
     Federal funds purchased .......................................               -               -           3,660           3,660
     Advances from Federal Home Loan Bank ..........................          23,985          23,985           8,000           8,000

Financial instruments with off-balance sheet risk:
     Commitments to extend credit ..................................        $ 49,529        $ 49,529        $ 45,555        $ 45,555
     Standby letters of credit .....................................           4,817           4,817           4,891           4,891

NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (amounts in thousands):

                            CONDENSED BALANCE SHEETS

                                                              December 31,
                                                              ------------
                                                            2001           2000
                                                            ----           ----
ASSETS
    Cash .........................................        $   666        $ 1,203
    Due from subsidiaries ........................            191            224
    Investment in bank subsidiaries ..............         25,409         22,623
    Premises and equipment .......................          1,823          1,871
    Other assets .................................            785             69
                                                          -------        -------

                                                          $28,874        $25,990
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................        $   323        $   175
    Shareholders' equity .........................         28,551         25,815
                                                          -------        -------

                                                          $28,874        $25,990
                                                          =======        =======


                         CONDENSED STATEMENTS OF INCOME

                                                For the years ended December 31,
                                                --------------------------------
                                                      2001       2000      1999
                                                      ----       ----      ----
INCOME
    Fees and dividends from subsidiaries ........   $ 2,575    $ 2,225   $ 1,841
    Other income ................................       107         12         6
                                                    -------    -------   -------

                                                      2,682      2,237     1,847
                                                    -------    -------   -------

EXPENSES
    Salaries and benefits .......................     1,376      1,164       964
    Occupancy ...................................       111         63        56
    Equipment ...................................       125        126       104
    Other operating .............................       570        459       293
                                                    -------    -------   -------

                                                      2,182      1,812     1,417
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES ................................     2,550      2,007       958
                                                    -------    -------   -------

         Income before income taxes .............     3,050      2,432     1,388

INCOME TAX EXPENSE (BENEFIT) ....................       (19)         1        13
                                                    -------    -------   -------

         Net income .............................   $ 3,069    $ 2,431   $ 1,375
                                                    =======    =======   =======






                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                            2001             2000             1999
                                                                                            ----             ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 3,069          $ 2,431          $ 1,375
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (2,550)          (2,007)            (958)
         Depreciation ...........................................................              69               41               32
         Amortization ...........................................................               4                4                4
         (Increase) decrease in other assets ....................................            (720)               6               56
         Increase (decrease) in other liabilities ...............................             148              (62)             135
                                                                                          -------          -------          -------

           Net cash provided by operating activities ............................              20              413              644
                                                                                          -------          -------          -------

INVESTING ACTIVITIES
    Investment in bank subsidiaries .............................................               -                -           (5,609)
    Sale (purchase) of premises and equipment ...................................             (21)          (1,145)           1,358
                                                                                          -------          -------          -------

           Net cash used for investing activities ...............................             (21)          (1,145)          (4,251)
                                                                                          -------          -------          -------

FINANCING ACTIVITIES
    Proceeds from the sale of stock and exercise of stock options ...............               1               26              360
    Cash dividends ..............................................................            (570)            (436)            (398)
    Proceeds (repayment) of advances from subsidiaries ..........................              33               40              (81)
                                                                                          -------          -------          -------

           Net cash used for financing activities ...............................            (536)            (370)            (119)
                                                                                          -------          -------          -------

           Net decrease in cash .................................................            (537)          (1,102)          (3,726)

CASH, BEGINNING OF YEAR .........................................................           1,203            2,305            6,031
                                                                                          -------          -------          -------

CASH, END OF YEAR ...............................................................         $   666          $ 1,203          $ 2,305
                                                                                          =======          =======          =======

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

               Unaudited condensed financial data by quarter for 2001 and 2000 is as follows (amounts, except per share data, in thousands):

                                                                                           Quarter ended
                                                                                           -------------
                                                   2001            March 31            June 30        September 30       December 31
                                                   ----            --------            -------        ------------       -----------
Interest income ........................................         $    5,055         $    5,181         $    5,128         $    4,849
Interest expense .......................................              2,786              2,849              2,620              2,059
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              2,269              2,332              2,508              2,790
Provision for loan losses ..............................                133                119                149                491
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              2,136              2,213              2,359              2,299
Noninterest income .....................................              1,214              1,292              1,281              1,480
Noninterest expenses ...................................              2,239              2,396              2,382              2,550
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,111              1,109              1,258              1,229
Provision for income taxes .............................                399                397                452                390
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $      712         $      712         $      806         $      839
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.22         $     0.22         $     0.25         $     0.26
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.22         $     0.22         $     0.25         $     0.25
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          3,168,046          3,168,046          3,168,937          3,182,094
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          3,255,229          3,247,522          3,264,417          3,268,879
                                                                 ==========         ==========         ==========         ==========

                                                                                            Quarter ended
                                                                                            -------------
                                                                   March 31            June 30      September 30         December 31
                                                                   --------            -------      ------------         -----------
                                         2000
                                         ----
Interest income ........................................         $    4,251         $    4,646         $    4,914         $    5,024
Interest expense .......................................              1,977              2,273              2,430              2,594
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              2,274              2,373              2,484              2,430
Provision for loan losses ..............................                163                155                180                183
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              2,111              2,218              2,304              2,247
Noninterest income .....................................                465                628                764                774
Noninterest expenses ...................................              1,787              1,952              2,007              2,057
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................                789                894              1,061                964
Provision for income taxes .............................                263                312                365                337
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $      526         $      582         $      696         $      627
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.17         $     0.19         $     0.23         $     0.19
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.16         $     0.17         $     0.22         $     0.19
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          3,137,822          3,145,753          3,014,996          3,218,616
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          3,257,821          3,381,771          3,099,781          3,308,138
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "EXECUTIVE  OFFICERS" under
Part I, Item 1 of this report on Form 10-K, and the information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

                  (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 2001 and 2000

         Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements - December 31, 2001

         (a) (3) Listing of Exhibits:

Exhibit No.            Description of Exhibit
-----------            ----------------------

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

21.               Subsidiaries of the Registrant


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Peoples Bancorporation, Inc.


Dated:  March 19, 2002                By:  s/Robert E. Dye
                                           -------------------------------------
                                               Robert E. Dye
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer


Dated:  March 19, 2002                 By: s/William B. West
                                           -------------------------------------
                                               William B. West
                                               Senior Vice President
                                               (Principal Financial and
                                               Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                     Title                          Date
       ---------                                     -----                          ----


s/ F. Davis Arnette, Jr.                             Director                   March 19, 2002
--------------------------------------------
F. Davis Arnette, Jr.

s/ Garnet A. Barnes                                  Director                   March 19, 2002
--------------------------------------------
Garnet A. Barnes

s/ James A. Black, Jr.                               Director                   March 19, 2002
--------------------------------------------
James A. Black, Jr.

s/ William A. Carr                                   Director                   March 19, 2002
--------------------------------------------
William A. Carr

s/ Charles E. Dalton                                 Director                   March 19, 2002
--------------------------------------------
Charles E. Dalton






s/ Robert E. Dye                                     President, Chief           March 19, 2002
--------------------------------------------
Robert E. Dye                                        Executive Officer
                                                     and Director

s/ Robert E. Dye, Jr.                                Director                   March 19, 2002
--------------------------------------------
Robert E. Dye, Jr.


s/ W. Rutledge Galloway                              Director                   March 19, 2002
--------------------------------------------
W. Rutledge Galloway

s/ David C. King                                     Director                   March 19, 2002
--------------------------------------------
David C. King

s/ Andrew M. McFall, III                             Director                   March 19, 2002
--------------------------------------------
Andrew M. McFall, III

s/ E. Smyth McKissick, III                           Director                   March 19, 2002
--------------------------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.                            Director                   March 19, 2002
--------------------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                             Director                   March 19, 2002
--------------------------------------------
George B. Nalley, Jr.

s/ Larry D. Reeves                                   Director                   March 19, 2002
--------------------------------------------
Larry D. Reeves

s/ R. Riggie Ridgeway                                Secretary,                 March 19, 2002
--------------------------------------------
R. Riggie Ridgeway                                   Treasurer and
                                                     Director

s/ Nell W. Smith                                     Director                   March 19, 2002
--------------------------------------------
Nell W. Smith

                                                     Director
--------------------------------------------
A. J. Thompson, Jr., M. D.

s/ William B. West                                   Director                   March 19, 2002
--------------------------------------------
William B. West

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit
-----------                ----------------------


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