Form 10-Q
period 2002-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2002-05-10
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                Commission file
        March 31, 2002                                           000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

        South Carolina                                      57-09581843
----------------------------------                  ----------------------------
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

                                 Yes [X] No [ ]

     The number of outstanding shares of the issuer's $1.67 par value common stock as of March 31, 2002 was 3,328,609.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                          March 31, 2002           December 31, 2001
                                                                                             Unaudited                  Audited
                                                                                             ---------                  -------
ASSETS
CASH AND DUE FROM BANKS ..............................................................         $ 11,164               $  5,199
INTEREST-BEARING DEPOSITS IN OTHER BANKS .............................................               49                     24
FEDERAL FUNDS SOLD ...................................................................           20,255                  7,203
                                                                                               --------               --------
     Total cash and cash equivalents .................................................           31,468                 12,426
SECURITIES
     Available for sale ..............................................................           39,668                 30,339
     Held for investment (market value
          of $2,849, and $3,417) .....................................................            2,761                  3,339
     Other investments, at cost ......................................................            1,884                  1,815
LOANS-less allowance for loan losses
         of $2,587 and $2,288 ........................................................          216,874                210,248
MORTGAGE LOANS HELD FOR SALE .........................................................           21,931                 40,925
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...................................................            8,240                  7,961
ACCRUED INTEREST RECEIVABLE ..........................................................            1,692                  1,683
OTHER ASSETS .........................................................................            3,165                  3,430
                                                                                               --------               --------
         TOTAL ASSETS ................................................................         $327,683               $312,166
                                                                                               ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .............................................................         $ 38,108               $ 34,579
     Interest-bearing ................................................................          229,079                202,223
                                                                                               --------               --------
         Total deposits ..............................................................          267,187                236,802
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ......................................................................           23,615                 20,646
FEDERAL FUNDS PURCHASED ..............................................................                0                      0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..............................................            5,000                 23,985
ACCRUED INTEREST PAYABLE .............................................................            1,161                  1,218
OTHER LIABILITIES ....................................................................            1,353                    964
                                                                                               --------               --------
         Total Liabilities ...........................................................          298,316                283,615
                                                                                               --------               --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,328,609 shares outstanding ...............................            5,559                  5,559
Additional paid-in capital ...........................................................           22,786                 22,786
Retained Earnings ....................................................................            1,015                     32
Accumulated other comprehensive income ...............................................                7                    174
                                                                                               --------               --------
         Total Shareholders' Equity ..................................................           29,367                 28,551
                                                                                               --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................................         $327,683               $312,166
                                                                                               ========               ========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Amounts in thousands except share data)

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                      2002                    2001
                                                                                                      ----                    ----
INTEREST INCOME
   Interest and fees on loans ......................................................              $    4,379              $    4,418
   Interest on securities
       Taxable .....................................................................                     465                     531
       Tax-exempt ..................................................................                      37                      44
   Interest on federal funds .......................................................                      59                      62
                                                                                                  ----------              ----------
Total interest income ..............................................................                   4,940                   5,055
                                                                                                  ----------              ----------

INTEREST EXPENSE
   Interest on deposits ............................................................                   1,531                   2,445
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................................                     124                     179
Interest on notes payable Federal Home Loan Bank ...................................                      71                     162
                                                                                                  ----------              ----------
Total interest expense .............................................................                   1,726                   2,786
                                                                                                  ----------              ----------

Net interest income ................................................................                   3,214                   2,269

PROVISION FOR LOAN LOSSES ..........................................................                     313                     133
                                                                                                  ----------              ----------

Net interest income after provision for loan losses ................................                   2,901                   2,136

NON-INTEREST INCOME
   Service fees and other income ...................................................                     523                     434
   Mortgage banking ................................................................                     879                     780
                                                                                                  ----------              ----------
                                                                                                       1,402                   1,214

NON-INTEREST EXPENSES
   Salaries and benefits ...........................................................                   1,484                   1,274
   Occupancy .......................................................................                     123                     123
   Equipment .......................................................................                     152                     145
   Other operating expenses ........................................................                     749                     697
                                                                                                  ----------              ----------
             Total noninterest expenses ............................................                   2,508                   2,239
                                                                                                  ----------              ----------
   Income before income taxes ......................................................                   1,795                   1,111

PROVISION FOR INCOME TAXES .........................................................                     645                     399
                                                                                                  ----------              ----------

   Net income ......................................................................              $    1,150              $      712
                                                                                                  ==========              ==========

INCOME PER COMMON SHARE:
   BASIC ...........................................................................              $     0.34              $     0.21
                                                                                                  ==========              ==========
   DILUTED .........................................................................              $     0.34              $     0.21
                                                                                                  ==========              ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC ...........................................................................               3,328,609               3,326,448
                                                                                                  ==========              ==========
   DILUTED .........................................................................               3,430,487               3,417,990
                                                                                                  ==========              ==========

DIVIDENDS PAID PER COMMON SHARE ....................................................              $     0.05              $     0.04
                                                                                                  ==========              ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2002 and 2001

                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                                                       Accumulated
                                                   Common stock           Additional                      other            Total
                                                   ------------             paid-in        Retained   comprehensive    shareholders'
                                               Shares         Amount        capital        earnings      income           equity
                                               ------         ------        -------        --------      ------           ------
Balance, December 31, 2000 * .............    3,168,046    $    5,290    $   20,587     $        0   $         (62)   $     25,815
Net Income ...............................                                                     712                             712
Other comprehensive income, net of
tax: .....................................
   Unrealized holding gains on
   securities available for sale                                                                               194             194
   Less reclassification
   adjustments for gains
   included in net income ...............                                                                        0               0
                                                                                                                       -----------
Comprehensive income ....................                                                                                      906
Cash Dividends ..........................                                                     (127)                           (127)
Proceeds from stock options .............                                                                                        0
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 2001 .................     3,168,046    $    5,290    $   20,587     $      585   $         132    $     26,594
                                            ===========    ==========    ==========     ==========   =============    ============

Balance, December 31, 2001 * ............     3,328,609    $    5,559    $   22,786     $       32   $         174    $     28,551
Net Income ..............................                                                    1,150                           1,150
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ........                                                                    (167)            (167)
   Less reclassification
   adjustments for gains
   included in net income ...............                                                                       0                0
                                                                                                                       -----------
Comprehensive income ....................                                                                                      983
Cash Dividends ..........................                                                     (167)                           (167)
Proceeds from stock options .............                                                                                        0
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 2002 .................     3,328,609    $    5,559    $   22,786     $    1,015   $           7    $     29,367
                                            ===========    ==========    ==========     ==========   =============    ============


* 5% stock dividends issued in January 2001 and 2002 are reflected in December 31, 2000 and 2001 data.

            Peoples Bancorporation, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                        (Amounts in thousands)

                                                                                                               (Unaudited)
                                                                                                           Three months Ended
                                                                                                                March 31,
                                                                                                         2002                  2001
                                                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   1,150             $     712
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Provision for loan losses ...........................................................                  313                   133
   Depreciation and amortization .......................................................                  144                   132
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                   11                   (16)
    Origination of mortgage loans held for sale ........................................              (85,234)              (93,913)
    Sale of mortgage loans held for sale ...............................................              104,228                84,693
   (Increase)decrease in accrued interest receivable ...................................                   (9)                  108
   Increase in other assets ............................................................                   36                (1,119)
   Increase (decrease) in accrued interest payable .....................................                  (57)                  279
   Increase (decrease) in other liabilities ............................................                  390                   571
                                                                                                    ---------             ---------
     Net cash provided (used) by operating activities ..................................               20,972                (8,420)
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ..........................................              (11,968)               (8,575)
   Proceeds from the maturity of securities available for sale .........................                1,885                 1,246
   Proceeds from the call of securities available for sale .............................                1,000                10,700
   Net increase in loans ...............................................................               (6,626)                  132
   Purchase of premises and equipment ..................................................                 (422)                  (63)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (16,131)                3,440
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               30,384                24,567
   Net increase in securities sold under repurchase
     agreements ........................................................................                2,969                 1,286
    Net increase(decrease) in Federal funds purchased ..................................                    0                (3,660)
   Net decrease in notes payable Federal Home Loan Bank ................................              (18,985)               (1,900)
   Proceeds from stock options exercised ...............................................                    0                     0
   Cash dividend .......................................................................                 (167)                 (127)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................               14,201                20,166
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................               19,042                15,186
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               12,426                10,685
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  31,468             $  25,871
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   1,717             $   2,505
                                                                                                    =========             =========
     Income Taxes ......................................................................            $     140             $      67
                                                                                                    =========             =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2001 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 22, payable April 5, 2002.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,328,609 at March 31, 2002 and 3,326,448 at March 31, 2001. The weighted average number of common shares outstanding for diluted net income per common share was 3,430,487 and 3,417,990 for the three months ended March 31, 2002 and 2001.

      The Company issued a five-percent common stock dividend in January 2002. Per share data in 2001 has been restated to reflect this transaction.

MANAGEMENT'S OPINION

     The accompanying unaudited financial statements of Peoples Bancorporation, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q according to guidelines set forth by the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2001
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month period ending March 31, 2002 are not necessarily indicative of the results to be attained for any other period.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the consolidated statements of income for the periods covered. Actual results could differ from those estimates.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2002 was $1,150,000 or $0.34 per diluted share compared to $712,000 or $0.21 per diluted share for the first quarter of 2001. Return on average equity for the three months ended March 31, 2002 was 16.13% compared to 11.03% for the three months ended March 31, 2001. Return on average assets for the three months ended March 31, 2002 was 1.47% compared to 1.07% for the three months ended March 31, 2001. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2002 are attributable to increased earnings at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $859,000 for the quarter ended March 31, 2002 compared to net earnings of $633,000 for the quarter ended March 31, 2001. Bank of Anderson, N. A. recorded net earnings of $210,000 for the quarter ended March 31, 2002 compared to net earnings of $75,000 for the quarter ended March 31, 2001. Seneca National Bank recorded net earnings of $77,000 for the quarter ended March 31, 2002 compared to a net loss of $7,000 for the quarter ended March 31, 2001.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $945,000 or 41.6% to $3,214,000 in the quarter ended March 31, 2002 compared to $2,269,000 in the quarter ended March 31, 2001. The Company's net interest margin was 4.39% for the quarter ended March 31, 2002 compared to 3.52% for the quarter ended March 31, 2001. The increases in the net interest income and in the net interest margin resulted primarily from decreases in rates paid on interest-bearing liabilities at the Banks. This resulted from steeply falling market interest rates beginning in January 2001. The increase in average balances among earning assets also contributed to the Company's increase in the dollar amount of net interest income.

     The Company's total interest income for the first quarter of 2002 was $4,940,000 compared to $5,055,000 for the first quarter of 2001, a decrease of $115,000 or 2.3%. Interest and fees on loans, the largest component of total interest income, decreased $39,000 in the first quarter of 2002 to $4,379,000 compared to $4,418,000 for the first quarter of 2001, a decrease of 0.9%. The decrease in interest and fees on loans, as well as the decrease in total interest income, resulted primarily from the lower market interest rates that were experienced at the Company's bank subsidiaries during the first quarter of 2002 when compared to the first quarter of 2001.

     The Company's total interest expense for the first quarter of 2002 was $1,726,000 compared to $2,786,000 for the first quarter of 2001, a decrease of $1,060,000 or 38.1%. Interest expense on deposits, the largest component of total interest expense, decreased $914,000 in the first quarter of 2002 to $1,531,000 compared to $2,445,000 for the first quarter of 2001, a decrease of 37.4%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $55,000 or 30.7% to $124,000 in the first quarter of 2002 compared to $179,000 for the first quarter of 2001. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, decreased $91,000 or 56.2% to $71,000 in the first quarter of 2002 compared to $162,000 for the first quarter of 2001. The significant decrease in interest expense among each of deposits, federal funds purchased, securities sold under repurchase agreements, and notes payable to the Federal Home Loan Bank is largely attributable to decreases in market rates since the beginning of 2001.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months ended March 31, 2002 was $313,000 compared to $133,000 for the three months ended March 31, 2001, an increase of $180,000 or 135.3%. The increase in the Company's provision for loan losses for the first quarter of 2002 is based on management's perception of continued weakness in the economy. The increase is also attributable to the strong loan growth experienced by the Company's banking subsidiaries. During the first quarter of 2002, The Peoples National Bank made provisions of $250,000 compared to provisions of $105,000 in the first quarter of 2001. Bank of Anderson, N. A. made provisions of $40,000 for the first quarter of 2002 compared to $10,000 for the first quarter of 2001. Seneca National Bank made provisions of $23,000 during the first quarter of 2002 compared to $18,000 for the first quarter of 2001.

Non-interest Income

     Non-interest income increased $188,000 or 15.5% to $1,402,000 for the first quarter of 2002 compared to 1,214,000 for the first quarter of 2001. The increase is partly attributable to an increase of $99,000 or 12.7% in fees generated from the Company's mortgage loan operations, which were $879,000 for the three months ended March 31, 2002 compared to $780,000 for the three months ended March 31, 2001. Another factor contributing to the increase in non-interest income is additional fee income of $89,000 recorded in the first quarter of 2002 associated with a relatively new overdraft privilege product, which was implemented late during the third quarter of 2000 at Peoples National Bank, during March 2001 at Bank of Anderson, N. A., and at Seneca National Bank in February 2001. No gain or loss was realized on the sale of securities during the first three months of either 2002 or 2001.

Non-interest Expense

     Total non-interest expense increased $269,000 or 12.0% for the first quarter of 2002 over the first quarter of 2001. Salaries and benefits, the largest component of non-interest expense, increased $210,000 or 16.5% in the first quarter of 2002 compared to the first quarter of 2001. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's overall growth and normal salary increases throughout the Company. Occupancy and equipment expenses increased $7,000 or 2.6% in the first quarter of 2002 over the first quarter of 2001. Other operating expenses increased $52,000 or 7.5% for the first quarter of 2002 over the first quarter of 2001 due primarily to increases in various expenses associated with the Company's overall growth.

BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 71.7% of total earning assets. As of March 31, 2002, the Company held total gross loans outstanding of $219,461,000. Gross loans increased $6,925,000 or 3.3% from $212,536,000 in total gross outstanding loans at December 31, 2001 and increased $34,620,000 or 18.7% from $184,841,000 in total gross loans outstanding at March 31, 2001. The increase resulted from new loans generated by Bank of Anderson and Seneca National Bank and continued strong loan growth experienced by The Peoples National Bank.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the quarter ended March 31, 2002 was 7.44% compared to 8.17% for the quarter ended March 31, 2001. Approximately 40.5% of the Company's loans are tied to the prime interest rate.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio.

     The Banks employ mortgage loan personnel who originate and package loans that are pre-sold at origination to third parties and are classified as mortgage loans held for sale for reporting purposes. At March 31, 2002 the Company held $21,931,000 of mortgage loans held for sale compared to $40,925,000 at December 31, 2001 and $26,212,000 at March 31, 2001. The substantial swings in the level of mortgage loans held for sale are due to wide fluctuations in the demand for residential mortgages from time to time. During the first quarter of 2002, the Company originated $85,234,000 and sold $104,228,000 in residential mortgages.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2002 approximately $10,315,000 or 6.4% of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit.

     Management believes that the loan portfolio is adequately diversified. The Company has no foreign loans or loans for highly leveraged transactions. The Company has few agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2002 was $2,587,000 or 1.18% of loans outstanding (which excludes mortgage loans held for sale) compared to $2,288,000 or 1.08% of loans outstanding at December 31, 2001 and to $2,102,000 or 1.14% of loans outstanding at March 31, 2001. The allowance for loan losses is based upon management's continuing evaluation of the collectability of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At March 31, 2002 the Company had $789,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $723,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $8,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $950,000 in other real estate owned at December 31, 2001. At March 31, 2001 the Company had $904,000 in non-accruing loans, no restructured loans, $177,000 in loans more than ninety days past due and still accruing interest, and $1,065,000 in other real estate owned. Non-performing loans at March 31, 2002 consisted of $8,000 in commercial loans, $759,000 in mortgage loans, and $22,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.64%, 0.77%, and 1.01% at March 31, 2002, December 31, 2001, and March 31, 2001,
respectively.

     Net charge-offs during the first three months of 2002 were $14,000 compared to net charge-offs of $54,000 for the first three months 2001 and net charge-offs of $627,000 for the year ended December 31, 2001. The allowance for loan losses as a percentage of non-performing loans was 328%, 228%, and 194% as of March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of March 31, 2002, March 31, 2001, and December 31, 2001 the Company had no impaired loans.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2002 securities totaled $44,313,000. Securities increased $8,820,000 or 24.8% from $35,493,000 invested as of December 31, 2001 and
$10,858,000  or 32.5%  from  $33,455,000  invested  as of March  31,  2001.  The increase in securities is primarily attributable to the investment of excess liquidity resulting from an increase in deposits at the Company's bank subsidiaries.

         At March 31, 2002, the Company's total investments classified as available for sale had an amortized cost of $39,658,000 and a market value of $39,668,000 for an unrealized gain of $10,000. This compares to an amortized cost of $28,097,000 and a market value of $28,295,000 for an unrealized gain of $198,000 on the Company's investments classified as available for sale at March 31, 2001. At December 31, 2001 the Company's total investments classified as available for sale had an amortized cost of $30,076,000 and a market value of $30,339,000 for an unrealized gain of $263,000.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Total deposits grew $30,385,000 or 12.8% to $267,187,000 at March 31, 2002 from $236,802,000 at December 31, 2001 and $36,986,000 or 16.07% from
$230,201,000 at March 31, 2001. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first three months of 2002, interest-bearing deposits averaged $216,275,000 compared to $184,051,000 for the first three months of 2001. Some of the increase in interest-bearing deposits is attributable to the receipt by Peoples National Bank of certificates of deposit from various sources as obtained through brokers and through a program designed to seek deposits via the Internet. This was done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. The outstanding certificates garnered through the Internet totaled $8,960,000, and brokered deposits totaled $8,400,000 at March 31, 2002. There were no Internet or brokered deposits at March 31, 2001.

         The average interest rate paid on interest-bearing deposits was 2.87% for the first quarter of 2002 compared to 5.38% for the first quarter of 2001. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2002 interest-bearing deposits comprised 85.7% of total deposits compared to 87.8% at March 31, 2001.

         The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of funds. Core deposits as a percentage of total deposits averaged approximately 75.5% and 75.6% for the three months ended March 31, 2002 and March 31, 2001, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2002 short-term borrowings totaled $23,615,000 and were comprised entirely of securities sold under repurchase agreements. At December 31, 2001 short-term borrowings totaled $39,631,000 and were comprised of $20,646,000 in securities sold under repurchase agreements and $18,985,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2001 short-term borrowings totaled $16,542,000 and were comprised of $15,442,000 in securities sold under repurchase agreements and $1,100,000 in short-term advances from the Federal Home Loan Bank of Atlanta. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at March 31, 2002, December 31, 2001 and March 31, 2001.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At March 31, 2002 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to twenty percent (20%) of its total assets or approximately $42,923,000. The unused portion of this line of credit was $37,923,000 at March 31, 2002. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each bank's total assets or approximately $7,213,000 and $3,836,000 respectively, all of which was unused. At March 31, 2002 the Banks had unused federal funds lines of credit totaling $17,750,000 with various correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During the first three months of 2002, the Company had a capital expenditure of approximately $350,000 towards the purchase of a new core data processing system. During the remainder of 2002, the Company plans to spend approximately $750,000 more on the purchase of this system. Management is also considering other capital expenditures that may be made, in whole or in part, during the remainder of 2002. These include the possible purchase of land and subsequent construction of a branch banking facility for approximately $1,200,000 and the possible renovation and expansion of the main office of Bank of Anderson for approximately $800,000. The Company may additionally make other lesser capital expenditures through the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2002, the Banks had issued commitments to extend credit and letters of credit of $58,320,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if the Banks' customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,527,000 at March 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor the subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2002:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                                 Well                 Adequately
                                                                                             Capitalized             Capitalized
                                                                         Actual              Requirement             Requirement
                                                                  Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                                  ------       -----      ------       -----      ------       -----
Company:
Total Risk-based Capital ...............................     $ 31,947        13.34%   $ 23,948       10.00%   $ 19,159        8.00%
Tier 1 Risk-based Capital ..............................       29,360        12.27      14,357        6.00       9,571        4.00
Leverage Ratio .........................................       29,360         9.30      15,785        5.00      12,628        4.00

Peoples National Bank:
Total Risk-based Capital ...............................     $ 18,408        11.84%   $ 15,547       10.00%   $ 12,438        8.00%
Tier 1 Risk-based Capital ..............................       16,842        10.83       9,331        6.00       6,220        4.00
Leverage Ratio .........................................       16,842         7.92      10,633        5.00       8,506        4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............................     $  6,565        12.64%   $  5,194       10.00%   $  4,155        8.00%
Tier 1 Risk-based Capital ..............................        5,916        11.39       3,116        6.00       2,078        4.00
Leverage Ratio .........................................        5,916         9.02       3,279        5.00       2,624        4.00

Seneca National Bank:
Total Risk-based Capital ...............................     $  3,805        12.99%   $  2,929       10.00%   $  2,343        8.00%
Tier 1 Risk-based Capital ..............................        3,456        11.80       1,757        6.00       1,172        4.00
Leverage Ratio .........................................        3,456         9.86       1,753        5.00       1,402        4.00

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

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $59,757,000. This liability-sensitive position is largely attributable to the Company's Certificates of Deposits, Money Market accounts and NOW accounts, which totaled $124,502,000, $37,500,000 and $32,035,000, respectively, at March
31, 2002, and will reprice or mature within one year.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         No Exhibits

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEOPLES BANCORPORATION, INC.


Dated:  May 6, 2002                      By: /s/ Robert E. Dye
                                            ------------------------------------
                                             Robert E. Dye
                                             President and Chairman of the Board


Dated:  May 6, 2002                      By:/s/ William B. West
                                            ------------------------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)