Form 10-Q
period 2002-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2002-08-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                               Commission file
        June 30, 2002                                           000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

   South Carolina                                            57-09581843
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

                             Yes [X]  No  [ ]

                     The number of outstanding shares of the
                    issuer's $1.67 par value common stock as
                         of June 30, 2002 was 3,341,370.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                         June 30, 2002        December 31, 2001
                                                                                          Unaudited                Audited
                                                                                          ---------                -------
ASSETS
CASH AND DUE FROM BANKS .........................................................          $ 13,882               $  5,199
INTEREST-BEARING DEPOSITS IN OTHER BANKS ........................................                19                     24
FEDERAL FUNDS SOLD ..............................................................            38,454                  7,203
                                                                                           --------               --------
     Total cash and cash equivalents ............................................            52,355                 12,426
SECURITIES
     Available for sale .........................................................            56,419                 30,339
     Held for investment (market value
       of $3,177, and $3,417) ...................................................             3,059                  3,339
     Other investments, at cost .................................................             1,884                  1,815
LOANS-less allowance for loan losses
       of $2,785 and $2,288 .....................................................           225,228                210,248
MORTGAGE LOANS HELD FOR SALE ....................................................            13,100                 40,925
PREMISES AND EQUIPMENT, net of accumulated
       depreciation and amortization ............................................             8,816                  7,961
ACCRUED INTEREST RECEIVABLE .....................................................             1,788                  1,683
OTHER ASSETS ....................................................................             3,081                  3,430
                                                                                           --------               --------
         TOTAL ASSETS ...........................................................          $365,730               $312,166
                                                                                           ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ........................................................          $ 39,341               $ 34,579
     Interest-bearing ...........................................................           265,381                202,223
                                                                                           --------               --------
         Total deposits .........................................................           304,722                236,802
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .................................................................            22,776                 20,646
FEDERAL FUNDS PURCHASED .........................................................                 0                      0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .........................................             5,000                 23,985
ACCRUED INTEREST PAYABLE ........................................................             1,191                  1,218
OTHER LIABILITIES ...............................................................             1,320                    964
                                                                                           --------               --------
         Total Liabilities ......................................................           335,009                283,615
                                                                                           --------               --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,341,370 shares and 3,328,607
       shares outstanding, respectively  ........................................             5,580                  5,559
Additional paid-in capital ......................................................            22,855                 22,786
Retained Earnings ...............................................................             1,756                     32
Accumulated other comprehensive income ..........................................               530                    174
                                                                                           --------               --------
         Total Shareholders' Equity .............................................            30,721                 28,551
                                                                                           --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................          $365,730               $312,166
                                                                                           ========               ========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                              Three Months Ended                  Six Months Ended
                                                                                   June 30,                            June 30,
                                                                            2002            2001             2002              2001
                                                                            ----            ----             ----              ----
INTEREST INCOME
Interest and fees on loans .....................................       $    4,228       $    4,512       $    8,607       $    8,930
Interest on securities
     Taxable ...................................................              624              446            1,088              977
     Tax-exempt ................................................               35               42               72               86
Interest on federal funds ......................................              139              181              198              243
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,026            5,181            9,965           10,236

INTEREST EXPENSE
Interest on deposits ...........................................            1,875            2,611            3,405            5,056
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................              120              170              244              349
Interest on notes payable Federal Home
     Loan Bank .................................................               62               68              133              230
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,057            2,849            3,782            5,635

Net interest income ............................................            2,969            2,332            6,183            4,601
PROVISION FOR LOAN LOSSES ......................................              198              119              511              252
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................            2,771            2,213            5,672            4,349

NON-INTEREST INCOME
Service fees and other income ..................................              627              451            1,150              885
Mortgage banking income ........................................              759              841            1,638            1,621
                                                                       ----------       ----------       ----------       ----------
                                                                            1,386            1,292            2,788            2,506

NON-INTEREST EXPENSE
Salaries and benefits ..........................................            1,517            1,395            3,001            2,669
Occupancy ......................................................              122              125              245              248
Equipment ......................................................              180              164              332              309
Other operating expenses .......................................              871              712            1,620            1,409
                                                                       ----------       ----------       ----------       ----------
                                                                            2,690            2,396            5,198            4,635
Income before income taxes .....................................            1,467            1,109            3,262            2,220

PROVISION FOR INCOME TAXES .....................................              526              397            1,171              796
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $      941       $      712       $    2,091       $    1,424
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.28       $     0.21       $     0.63       $     0.43
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.27       $     0.21       $     0.61       $     0.42
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC ......................................................        3,337,116        3,326,448        3,332,863        3,326,448
                                                                       ==========       ==========       ==========       ==========
    DILUTED ....................................................        3,445,871        3,409,898        3,434,066        3,414,225
                                                                       ==========       ==========       ==========       ==========
DIVIDENDS PAID PER COMMON
     SHARE .....................................................       $     0.06       $     0.04       $     0.11       $     0.08
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 for the six months ended June 30, 2001 and 2002

                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                                                                          Accumulated
                                                             Common stock       Additional                   other          Total
                                                             ------------         paid-in      Retained  comprehensive shareholders'
                                                         Shares         Amount    capital      earnings      income        equity
                                                         ------         ------    -------      --------      ------        ------
Balance, December 31, 2000* .......................    3,168,046    $    5,290    $   20,587   $        0   $      (62)  $   25,815
Net Income ........................................                                                 1,424                     1,424
Other comprehensive income,
net of  tax:
   Unrealized holding gains on
   securities available for sale ..................                                                                171          171
   Less reclassification
   adjustments for gains
   included in net income .........................                                                                 0             0
                                                                                                                         ----------
Comprehensive income ..............................                                                                           1,595
Cash Dividends ....................................                                                  (254)                     (254)
Proceeds from stock options .......................                                                                               0
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balance, June 30, 2001 ............................    3,168,046    $    5,290    $   20,587   $    1,170   $      109   $   27,156
                                                      ==========    ==========    ==========   ==========   ==========   ==========

Balance, December 31, 2001* .......................    3,328,609    $    5,559    $   22,786   $       32   $      174   $   28,551
Net Income ........................................                                                 2,091                     2,091
Other comprehensive income, net
of tax:
   Unrealized holding losses on
   securities available for sale ..................                                                                356          356
   Less reclassification
   adjustments for gains
   included in net income .........................                                                                  0            0
                                                                                                                         ----------
Comprehensive income ..............................                                                                           2,447
Cash Dividends ....................................                                                  (367)                     (367)
Proceeds from stock options .......................       12,761            21            69                                     90
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balance, June 30, 2002 ............................    3,341,370    $    5,580    $   22,855   $    1,756   $      530   $   30,721
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

                  Peoples Bancorporation, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                             (Unaudited)
                                                                                                            Six months Ended
                                                                                                                June 30,
                                                                                                       2002                  2001
                                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   2,091             $   1,424
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Provision for loan losses ...........................................................                  511                   252
   Depreciation and amortization .......................................................                  296                   274
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                   46                   (48)
   Origination of mortgage loans held for sale .........................................             (159,071)             (179,229)
   Sale of mortgage loans held for sale ................................................              186,896               174,843
   (Increase) decrease in accrued interest receivable ..................................                 (105)                  266
   Increase in other assets ............................................................                 (415)                 (782)
   Increase (decrease) in accrued interest payable .....................................                  (27)                   37
   Increase in other liabilities .......................................................                  356                    89
                                                                                                    ---------             ---------
     Net cash provided by (used in) by operating activities ............................               30,578                (2,874)
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ..........................................              (33,680)              (16,319)
   Proceeds from the maturity of securities available for sale .........................                2,975                 2,736
   Proceeds from the call of securities available for sale .............................                5,400                19,800
   Net increase in loans ...............................................................              (14,980)              (10,869)
   Purchase of premises and equipment ..................................................               (1,152)                 (145)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (41,437)               (4,797)
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               67,920                32,153
   Net increase in securities sold under repurchase
     agreements ........................................................................                2,130                 4,253
    Net increase(decrease) in Federal funds purchased ..................................                    0                (3,660)
   Net decrease in notes payable Federal Home Loan Bank ................................              (18,985)               (3,000)
   Proceeds from stock options exercised ...............................................                   90                     0
   Cash dividend .......................................................................                 (367)                 (254)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................               50,788                29,492
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................               39,929                21,821
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               12,426                10,685
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  52,355             $  32,506
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   3,809             $   5,598
                                                                                                    =========             =========
     Income Taxes ......................................................................            $     776             $     726
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

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 22, 2002, payable April 5, 2002, and $0.06 per common share to shareholders of record June 21, 2002, payable July 5, 2002.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2002 and 2001 was 3,332,863 and 3,326,448, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 3,434,066 and 3,414,225 for the six months ended June 30, 2002 and 2001.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2001
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the six-month period ending June 30, 2002 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the second quarter of 2002 was $941,000 or $0.27 per diluted share compared to $712,000 or $0.21 per diluted share for the second quarter of 2001, an increase of 32.2%. Net income for the six months ended June 30, 2002 was $2,091,000, or $0.61 per diluted share compared to $1,424,000, or $0.42 per diluted share for the six months ended June 30, 2001, an increase of 46.8%. Return on average equity for the six months and three months ended June 30, 2002 was 14.36% and 12.65% compared to 10.84% and 10.67% for the six months and three months ended June 30, 2001. Return on average assets for the six months and three months ended June 30, 2002 was 1.27% and 1.08% compared to 1.04% and 1.00% for the six months and three months ended June 30, 2001. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2002 are attributable to increased earnings at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $1,595,000 for the six months ended June 30, 2002 compared to net earnings of $1,261,000 for the six months ended June 30, 2001, an increase of 26.5%. Bank of Anderson, N. A. recorded net earnings of $354,000 for the six months ended June 30, 2002 compared to net earnings of $157,000 for the six months ended June 30, 2001, an increase of 125.5%. Seneca National Bank recorded net earnings of $149,000 for the six months ended June 30, 2002 compared to net earnings of $22,000 for the six months ended June 30, 2001, an increase of 577.3%.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $637,000 or 27.3% to $2,969,000 in the quarter ended June 30, 2002 compared to $2,332,000 in the quarter ended June 30, 2001. For the six months ended June 30, 2002 net interest income before provision for loan losses increased $1,582,000 or 34.4% to $6,183,000 compared to $4,601,000 for the six months ended June 30, 2001. The Company's net interest margin for the six months and three months ended June 30, 2002 was 3.99% and 3.65%, respectively, compared to 3.60% and 3.49%, respectively, for the six months and three months ended June 30, 2001. The increases in the net interest income and in the net interest margin resulted primarily from decreases in rates paid on interest-bearing liabilities at the Banks. This resulted from steeply falling market interest rates beginning in January 2001. The increase in average balances among earning assets also contributed to the Company's increase in the dollar amount of net interest income.

     The Company's total interest income for the second quarter of 2002 was $5,026,000 compared to $5,181,000 for the second quarter of 2001, a decrease of $155,000 or 3.0%. Total interest income for the six months ended June 30, 2002 was $9,965,000 compared to $10,236,000 for the six months ended June 30, 2001, a decrease of $271,000 or 2.6%. Interest and fees on loans, the largest component of total interest income, decreased $284,000 in the second quarter of 2002 to $4,228,000 compared to $4,512,000 for the second quarter of 2001, a decrease of 6.3%. Interest and fees on loans decreased $323,000 for the six months ended June 30, 2002 to $8,607,000 compared to $8,930,000 for the six months ended June 30, 2001, a decrease of 3.6%. The decrease in interest and fees on loans, as well as the decrease in total interest income, resulted primarily from the lower market interest rates that were experienced at the Company's bank subsidiaries during the first half of 2002 when compared to the first half of 2001, and was partially offset by the higher average balances in the various types of earning assets.

     The Company's total interest expense for the second quarter of 2002 was $2,057,000 compared to $2,849,000 for the second quarter of 2001, a decrease of $792,000, or 27.8%. Total interest expense for the six months ended June 30, 2002 was $3,782,000 compared to $5,635,000 for the six months ended June 30, 2001, a decrease of $1,853,000, or 32.9%. Interest expense on deposits, the largest component of total interest expense, decreased $736,000 in the second quarter of 2002 to $1,875,000 compared to $2,611,000 for the second quarter of 2001, a decrease of 28.2%. Interest expense on deposits decreased $1,651,000 for the six months ended June 30, 2002 to $3,405,000 compared to $5,056,000 for the six months ended June 30, 2001, a decrease of 32.6%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $50,000 or 29.4% to $120,000 in the second quarter of 2002 compared to $170,000 for the second quarter of 2001. Interest on federal funds purchased and securities sold under repurchase agreements decreased $105,000 or 30.1% to $244,000 in the first half of 2002 compared to $349,000 for the first half of 2001. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, decreased $6,000 or 8.8% to $62,000 in the second quarter of 2002 compared to $68,000 for the second quarter of 2001. Interest on notes payable to the Federal Home Loan Bank decreased $97,000 or 42.2% to $133,000 in the first half of 2002 compared to $230,000 for the first half of 2001. The significant decrease in interest expense among each of deposits, federal funds purchased, securities sold under repurchase agreements, and notes payable to the Federal Home Loan Bank is largely attributable to lower market interest rates experienced at the Company's bank subsidiaries during the first half of 2002 when compared to the first half of 2001, and was partially offset by the higher average balances in some of the accounts.

Provision for Loan Losses

     The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

     The provision for loan losses charged to operations during the three months and six months ended June 30, 2002 was $198,000 and $511,000, respectively, compared to $119,000 and $252,000, respectively, for the three months and six months ended June 30, 2001. The increase in the Company's provision for loan losses for the second quarter and first half of 2002 is largely attributable to an increase in the volume of outstanding loans during 2002 when compared to 2001 and to management's view of current and future economic conditions.

     Subsequent to June 30, 2002, one of the Company's subsidiary banks was informed of a potential problem with one of its credits. At this time, management feels it is difficult to determine the exact amount of probable loss, but feels that the allowance for loan losses is adequate to absorb the maximum loss of $250,000, should it occur.

Non-interest Income

     Non-interest income increased $94,000 or 7.3% to $1,386,000 for the second quarter of 2002 compared to $1,292,000 for the second quarter of 2001. Non-interest income increased $282,000 or 11.3% to $2,788,000 for the first half of 2002 compared to $2,506,000 for the first half of 2001. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees associated with a relatively new overdraft privilege product, which was implemented during the third quarter of 2000 at Peoples National Bank and during the first quarter of 2001 at Bank of Anderson, N. A., and at Seneca National Bank. No gain or loss was realized on the sale of securities during the first six months of either 2002 or 2001.

Non-interest Expense

     Total non-interest expense increased $294,000 or 12.3% to $2,690,000 for the second quarter of 2002 from $2,396,000 for the second quarter of 2001. Total non-interest expense increased $563,000 or 12.1% to $5,198,000 for the first half of 2002 from $4,635,000 for the first half of 2001. Salaries and benefits, the largest component of non-interest expense, increased $122,000, or 8.7%, to $1,517,000 for the second quarter of 2002 from $1,395,000 for the second quarter of 2001. Salaries and benefits increased $332,000, or 12.4%, to $3,001,000 for the first half of 2002 from $2,669,000 for the first half of 2001. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's continued growth and normal salary increases throughout the Company.


BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 66.6% of total earning assets. As of June 30, 2002, the Company held total gross loans outstanding of $228,013,000. Gross loans increased $15,477,000 or 7.3% from $212,536,000 in total gross outstanding loans at December 31, 2001 and increased $32,062,000 or 16.4% from $195,951,000 in total gross loans outstanding at June 30, 2001. The increase resulted from new loans generated by the company's three banking subsidiaries.

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2002 was 7.20% and 7.07%, respectively, compared to 8.92% and 8.20%, respectively, for the six months and three months ended June 30, 2001. Approximately 41.7% of the Company's loans are tied to the prime interest rate.

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

     The Banks employ mortgage loan personnel who originate and package loans that are pre-sold at origination to third parties and are classified as mortgage loans held for sale for reporting purposes. At June 30, 2002 the Company held $13,100,000 of mortgage loans held for sale compared to $40,925,000 at December 31, 2001 and $21,378,000 at June 30, 2001. The substantial swings in the level of mortgage loans held for sale are due to wide fluctuations in the demand for residential mortgages from time to time. During the three months ended June 30, 2002, the Company originated $73,837,000 and sold $82,668,000 in residential mortgages. During the six months ended June 30, 2002, the Company originated $159,071,000 and sold $186,896,000 in residential mortgages.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2002 approximately $9,508,000 or 5.7% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2002 was $2,785,000 or 1.22% of loans outstanding (which excludes mortgage loans held for sale) compared to $2,288,000 or 1.08% of loans outstanding at December 31, 2001 and to $2,176,000 or 1.11% of loans outstanding at June 30, 2001. The allowance for loan losses is based upon management's continuing evaluation of the collectability of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2002 the Company had $691,000 in non-accruing loans, no restructured loans, $20,000 in loans more than ninety days past due and still accruing interest, and $723,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $8,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $950,000 in other real estate owned at December 31, 2001. At June 30, 2001, the Company had $1,003,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $941,000 in Other Real Estate Owned. Non-performing loans at June 30, 2002 consisted of $54,000 in commercial loans, $631,000 in mortgage loans, and $6,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.59%, 0.77%, and 0.89% at June 30, 2002, December 31, 2001, and June 30, 2001,
respectively.

     Net charge-offs during the first six months of 2002 were $14,000 compared to net charge-offs of $98,000 for the first six months of 2001 and net charge-offs of $627,000 for the year ended December 31, 2001. The allowance for loan losses as a percentage of non-performing loans was 392%, 228%, and 217% as of June 30, 2002, December 31, 2001, and June 30, 2001, respectively.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of June 30, 2002, June 30, 2001, and December 31, 2001 the Company had no impaired loans.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2002 securities totaled $61,362,000, which represents 18.1% of total earning assets. Securities increased $25,869,000 or 72.9% from $35,493,000 invested as of December 31, 2001 and $30,756,000 or 100.5% from
$30,606,000 invested as of June 30, 2001. The increase in securities is primarily attributable to the investment of excess liquidity resulting from an increase in deposits at the Company's bank subsidiaries.

         At June 30, 2002 the Company's total investments classified as available for sale had an amortized cost of $55,615,000 and a market value of $56,419,000 for an unrealized gain of $804,000. This compares to an amortized cost of $25,282,000 and a market value of $25,448,000 for an unrealized gain of $166,000 on the Company's investments classified as available for sale at June 30, 2001. At December 31, 2001 the Company's total investments classified as available for sale had an amortized cost of $30,076,000 and a market value of $30,339,000 for an unrealized gain of $263,000.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $39,929,000 or 321.3% to $52,355,000 at June 30, 2002 from $12,426,000 at December 31, 2001 and
$19,849,000  or 61.1% from  $32,506,000  at June 30, 2001.  This increase is the result of increased deposits coupled with slightly lower loan demand. The Company's intent is to employ these funds in higher yielding assets as opportunities arise.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Total deposits grew $67,920,000 or 28.7% to $304,722,000 at June 30, 2002 from $236,802,000 at December 31, 2001 and $66,935,000 or 28.2% from
$237,787,000 at June 30, 2001. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first six months of 2002, interest-bearing deposits averaged $233,008,000 compared to $192,544,000 for the first six months of 2001. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. On June 30, 2002 the outstanding certificates garnered through the Internet totaled $4,450,000, and brokered deposits totaled $1,900,000. At
December 31, 2001 Internet certificates of deposits totaled $7,681,000 and brokered deposits totaled $5,100,000. At June 30, 2001 Peoples National Bank had $10,809,000 in Internet certificates of deposits and no brokered deposits

         The average interest rate paid on interest-bearing deposits was 2.90% for the first six months of 2002 compared to 5.25% for the first six months of 2001. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2002 interest-bearing deposits comprised 87.1% of total deposits compared to 85.6% at June 30, 2001.

         The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of funds. Core deposits as a percentage of total deposits averaged approximately 76.8% and 72.6% for the six months ended June 30, 2002 and June 30, 2001, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2002 short-term borrowings totaled $22,776,000 and were comprised entirely of securities sold under repurchase agreements. At December 31, 2001 short-term borrowings totaled $39,631,000 and were comprised of $20,646,000 in securities sold under repurchase agreements and $18,985,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2001 short-term borrowings totaled $18,409,000 and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. During 2002 the Company repaid short-term borrowings from the Federal Home Loan Bank of Atlanta from funds generated from the sale of mortgage loans held for sale and from an increase in core deposits. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of June 30, 2002, December 31, 2001, and June 30, 2001.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2002 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to twenty percent (20%) of its total assets or approximately $42,656,000. The unused portion of this line of credit was $37,656,000 at June 30, 2002. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each bank's total assets or approximately $10,260,000 and $4,727,000 respectively, all of which was unused. At June 30, 2002 the Banks had unused federal funds lines of credit totaling $12,750,000 with various correspondent banks.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During the first six months of 2002, the Company had capital expenditures of approximately $927,000 associated with the purchase of a new core data processing system. During the remainder of 2002, the Company expects to spend approximately $180,000 more on the purchase of this system. In July of 2002 Bank of Anderson acquired a lot in Anderson to be used for a future branch office at a cost of $444,000. The Company is also considering other capital expenditures that may be made, in whole or in part, during the remainder of 2002. These include the possible construction of a branch banking facility for Bank of Anderson for approximately $800,000 and the possible renovation and expansion of the main office of Bank of Anderson for approximately $800,000. The Company may additionally make other lesser capital expenditures through the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At June 30, 2002, the Banks had issued commitments to extend credit and letters of credit of $59,805,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if the Banks' customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,482,000 at June 30, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Most of the standby letters of credit are secured by various types of collateral. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio

         Neither the Company nor the subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2002:

                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                         Well                      Adequately
                                                                                      Capitalized                 Capitalized
                                                            Actual                    Requirement                 Requirement
                                                  Amount           Ratio        Amount           Ratio       Amount           Ratio
                                                  ------           -----        ------           -----       ------           -----
Company:
Total Risk-based Capital ...............         $32,976           13.08%      $25,211           10.00%      $20,169           8.00%
Tier 1 Risk-based Capital ..............          30,191           11.98        15,121            6.00        10,080           4.00
Leverage Ratio .........................          30,191            8.65        17,451            5.00        13,961           4.00

Peoples National Bank:
Total Risk-based Capital ...............         $19,100           12.09%      $15,798           10.00%      $12,639           8.00%
Tier 1 Risk-based Capital ..............          17,377           11.00         9,478            6.00         6,319           4.00
Leverage Ratio .........................          17,377            8.22        10,570            5.00         8,456           4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 6,762           11.31%      $ 5,979           10.00%      $ 4,783           8.00%
Tier 1 Risk-based Capital ..............           6,060           10.13         3,589            6.00         2,393           4.00
Leverage Ratio .........................           6,060            6.72         4,509            5.00         3,607           4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 3,888           12.24%      $ 3,176           10.00%      $ 2,541           8.00%
Tier 1 Risk-based Capital ..............           3,528           11.10         1,907            6.00         1,271           4.00
Leverage Ratio .........................           3,528            8.30         2,125            5.00         1,700           4.00

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

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $75,363,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $119,159,000, $73,582,000 and $33,058,000, respectively, at June 30, 2002, and may reprice or mature within one year.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the period ended June 30, 2002 the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1997 Non-Employee Directors Stock Option Plan. The securities were issued pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                      Aggregate
                                  Class of         # of Shares        Exercise
              Date Issued        Purchasers          Issued             Price
              -----------        ----------          ------             -----
               05/07/02           Director           12,761            $90,000


Item 4.  Submission to a Vote of Security Holders

On May 21, 2002, the Company held its Annual Meeting of Shareholders. The result of the 2002 Annual Meeting of Shareholders is as follows:

The following persons were elected as Directors to serve for the terms set forth below with 2,285,623 shares voted, representing 68.7% of the total voting shares:

                               For         Withheld     Against    Term (years)
                               ---         --------     -------    ------------
    F. Davis Arnette, Jr.     2,267,489     18,137          0            3
    Garnet A. Barnes          2,278,914      6,709          0            3
    Charles E. Dalton         2,281,466      4,157          0            3
    Robert E. Dye, Sr.        2,267,873     17,750          0            3
    Larry D. Reeves           2,281,708      3,915          0            3
    R. Riggie Ridgeway        2,267,873     17,750          0            3

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

         No Exhibits

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEOPLES BANCORPORATION, INC.


Dated:  August 6, 2002                By:    /s/ Robert E. Dye, Sr.
                                           ------------------------
                                             Robert E. Dye, Sr.
                                             President and Chairman of the Board


Dated:  August 6, 2002                By:   /s/ William B. West
                                          ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)