Form 10-Q
period 2002-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2002-11-07
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                Commission file
    September 30, 2002                                           000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

        South Carolina                                      57-09581843
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

               1818 East Main Street, Easley, South Carolina 29640
               --------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

                             Yes [X]  No [ ]

               Indicate by check mark whether the registrant is an
                  accelerated filer (as defined in Rule 12 b-2
                              of the Exchange Act).

                             Yes [ ]  No [X]

                     The number of outstanding shares of the
                      issuer's $1.67 par value common stock
                     as of September 30, 2002 was 3,341,370.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Amounts in thousands except share data)

                                                                                            September 30, 2002    December 31, 2001
                                                                                                 Unaudited              Audited
ASSETS
CASH AND DUE FROM BANKS ..................................................................        $ 17,234             $  5,199
INTEREST-BEARING DEPOSITS IN OTHER BANKS .................................................              25                   24
FEDERAL FUNDS SOLD .......................................................................          16,852                7,203
                                                                                                  --------             --------
     Total cash and cash equivalents .....................................................          34,111               12,426
SECURITIES
     Available for sale ..................................................................          76,948               30,339
     Held for investment (market value of $3,534, and $3,417) ............................           3,371                3,339
     Other investments, at cost ..........................................................           1,884                1,815
LOANS-less allowance for loan losses of $2,804 and $2,288 ................................         234,537              210,248
MORTGAGE LOANS HELD FOR SALE .............................................................          32,913               40,925
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization .......................................................           9,498                7,961
ACCRUED INTEREST RECEIVABLE ..............................................................           2,011                1,683
OTHER ASSETS .............................................................................           2,775                3,430
                                                                                                  --------             --------
         TOTAL ASSETS ....................................................................        $398,048             $312,166
                                                                                                  ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .................................................................        $ 45,531             $ 34,579
     Interest-bearing ....................................................................         285,500              202,223
                                                                                                  --------             --------
         Total deposits ..................................................................         331,031              236,802
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..........................................................................          23,225               20,646
FEDERAL FUNDS PURCHASED ..................................................................           4,363                    0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..................................................           5,000               23,985
ACCRUED INTEREST PAYABLE .................................................................           1,372                1,218
OTHER LIABILITIES ........................................................................           1,297                  964
                                                                                                  --------             --------
         Total Liabilities ...............................................................         366,288              283,615
                                                                                                  --------             --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,341,370 shares and 3,328,607
       shares outstanding, respectively ..................................................           5,580                5,559
Additional paid-in capital ...............................................................          22,855               22,786
Retained Earnings ........................................................................           2,630                   32
Accumulated other comprehensive income ...................................................             695                  174
                                                                                                  --------             --------
         Total Shareholders' Equity ......................................................          31,760               28,551
                                                                                                  --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................................        $398,048             $312,166
                                                                                                  ========             ========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                           2002            2001              2002           2001
                                                                           ----            ----              ----           ----
INTEREST INCOME
Interest and fees on loans .....................................       $    4,400       $    4,453       $   13,007       $   13,383
Interest on securities
     Taxable ...................................................              773              475            1,862            1,452
     Tax-exempt ................................................               36               41              108              127
Interest on federal funds ......................................              135              159              333              402
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,344            5,128           15,310           15,364

INTEREST EXPENSE
Interest on deposits ...........................................            1,975            2,373            5,381            7,429
Interest on federal funds purchased and securities
     sold under repurchase agreements ..........................              112              185              356              534
Interest on notes payable Federal Home
     Loan Bank .................................................               62               62              195              292
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,149            2,620            5,932            8,255

Net interest income ............................................            3,195            2,508            9,378            7,109
PROVISION FOR LOAN LOSSES ......................................              143              149              654              401
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
     loan losses ...............................................            3,052            2,359            8,724            6,708

NON-INTEREST INCOME
Service fees and other income ..................................              627              561            1,777            1,446
Mortgage banking income ........................................              885              720            2,523            2,341
                                                                       ----------       ----------       ----------       ----------
                                                                            1,512            1,281            4,300            3,787
NON-INTEREST EXPENSE
Salaries and benefits ..........................................            1,721            1,399            4,722            4,068
Occupancy ......................................................              154              135              399              383
Equipment ......................................................              217              159              549              468
Other operating expenses .......................................              791              689            2,411            2,098
                                                                       ----------       ----------       ----------       ----------
                                                                            2,883            2,382            8,081            7,017
Income before income taxes .....................................            1,681            1,258            4,943            3,478

PROVISION FOR INCOME TAXES .....................................              607              452            1,778            1,248
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $    1,074       $      806       $    3,165       $    2,230
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
     BASIC .....................................................       $     0.32       $     0.24       $     0.95       $     0.67
                                                                       ==========       ==========       ==========       ==========
     DILUTED ...................................................       $     0.32       $     0.24       $     0.93       $     0.65
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC ......................................................        3,341,370        3,327,384        3,335,698        3,326,760
                                                                       ==========       ==========       ==========       ==========
    DILUTED ....................................................        3,402,755        3,427,638        3,420,524        3,413,198
                                                                       ==========       ==========       ==========       ==========
DIVIDENDS PAID PER COMMON  SHARE ...............................       $     0.06       $     0.04       $     0.17       $     0.12
                                                                       ==========       ==========       ==========       ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
             for the nine months ended September 30, 2001 and 2002

                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                                                       Accumulated
                                                   Common stock            Additional                      other            Total
                                                   ------------             paid-in        Retained   comprehensive    shareholders'
                                               Shares         Amount        capital        earnings      income           equity
                                               ------         ------        -------        --------      ------           ------
Balance, December 31, 2000* ...............   3,168,046    $    5,290    $   20,587     $        0   $         (62)   $     25,815
Net Income ................................                                                  2,230                           2,230
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale .......                                                                     431             431
   Less reclassification
     adjustments for gains
     included in net income ..............                                                                       0               0
                                                                                                                       -----------
Comprehensive income ....................                                                                                    2,661
Cash Dividends ..........................                                                     (412)                           (412)
Proceeds from stock options .............         2,672             5             6                                             11
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, September 30, 2001 .............     3,170,718     $   5,295    $   20,593     $    1,818   $         369    $     28,075
                                            ===========    ==========    ==========     ==========   =============    ============

Balance, December 31, 2001* .............     3,328,609    $    5,559    $   22,786     $       32   $         174    $     28,551
Net Income ..............................                                                    3,165                           3,165
Other comprehensive income,
 net of tax:
   Unrealized holding losses on
     securities available for sale ......                                                                      521             521
   Less reclassification
     adjustments for gains
     included in net income .............                                                                        0               0
                                                                                                                       -----------
Comprehensive income ....................                                                                                    3,686
Cash Dividends ..........................                                                     (567)                           (567)
Proceeds from stock options .............        12,761            21            69                                             90
                                            -----------    ----------    ----------     ----------   -------------    ------------
Balance, September 30, 2002 .............     3,341,370    $    5,580    $   22,855     $    2,630   $         695    $     31,760
                                            ===========    = ========    ==========     ==========   =============    ============


* 5% stock dividends issued in January 2001 and 2002 are reflected in December 31, 2000 and 2001 data.

                  Peoples Bancorporation, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                               (Unaudited)
                                                                                                             Nine months Ended
                                                                                                               September 30,
                                                                                                         2002                  2001
                                                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   3,165             $   2,230
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Provision for loan losses ...........................................................                  654                   401
   Depreciation and amortization .......................................................                  356                   421
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                   82                   (19)
    Origination of mortgage loans held for sale ........................................             (263,913)             (232,297)
    Sale of mortgage loans held for sale ...............................................              271,925               228,056
   (Increase) decrease in accrued interest receivable ..................................                 (328)                   86
   Increase in other assets ............................................................                 (147)                 (765)
   Increase (decrease) in accrued interest payable .....................................                  154                   (77)
   Increase (decrease) in other liabilities ............................................                  212                   (81)
                                                                                                    ---------             ---------
     Net cash provided by (used in) operating activities ...............................               12,160                (2,045)
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ..........................................              (73,701)              (28,343)
   Proceeds from the maturity of securities available for sale .........................                5,299                 3,769
   Proceeds from the sale of securities available for sale .............................                5,750                     0
   Proceeds from the call of securities available for sale .............................               16,650                23,600
   Net increase in loans ...............................................................              (24,289)              (23,887)
   Purchase of premises and equipment ..................................................               (1,893)                 (251)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (72,184)              (25,112)
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               94,229                33,471
   Net increase in securities sold under repurchase
     agreements ........................................................................                2,579                 5,219
   Net increase (decrease) in Federal funds purchased ..................................                4,363                (3,531)
   Net decrease in notes payable Federal Home Loan Bank ................................              (18,985)               (1,500)
   Proceeds from stock options exercised ...............................................                   90                    11
   Cash dividend .......................................................................                 (567)                 (412)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................               81,709                33,258
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................               21,685                 6,101
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               12,426                10,685
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  34,111             $  16,786
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   5,778             $   8,334
                                                                                                    =========             =========
     Income Taxes ......................................................................            $   1,597             $   1,204
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

COMMON STOCK

         The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 22, 2002 payable April 5, 2002, and $0.06 per common share to shareholders of record June 21, 2002 and September 20, 2002, payable July 5, 2002 and October 4, 2002, respectively.

         SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2002 and 2001 was 3,335,698 and 3,326,760, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 3,420,524 and 3,413,198 for the nine months ended September 30, 2002 and 2001.

         The Company issued a five-percent common stock dividend in January 2002. Per share data in 2001 has been restated to reflect this transaction.

MANAGEMENT'S OPINION

         The accompanying unaudited financial statements of Peoples Bancorporation, Inc. have been prepared in accordance with accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q according to guidelines set forth by the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by accounting principles in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2001 Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the nine-month period ending September 30, 2002 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net income for the third quarter of 2002 was $1,074,000 or $0.32 per diluted share compared to $806,000 or $0.24 per diluted share for the second quarter of 2001, an increase of 33.3%. Net income for the nine months ended September 30, 2002 was $3,165,000 or $0.93 per diluted share compared to $2,230,000 or $0.65 per diluted share for the nine months ended September 30, 2001, an increase of 41.9%. Return on average equity for the nine months and three months ended September 30, 2002 was 14.20% and 14.02% compared to 11.13% and 11.76% for the nine months and three months ended September 30, 2001. Return on average assets for the nine months and three months ended September 30, 2002 was 1.21% and 1.12% compared to 1.06% and 1.10% for the nine months and three months ended September 30, 2001. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2002 are attributable to increased earnings at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $2,386,000 for the nine months ended September 30, 2002 compared to net earnings of $1,981,000 for the nine months ended September 30, 2001, an increase of 20.4%. Bank of Anderson, N. A. recorded net earnings of $578,000 for the nine months ended September 30, 2002 compared to net earnings of $255,000 for the nine months ended September 30, 2001, an increase of 126.7%. Seneca National Bank recorded net earnings of $229,000 for the nine months ended September 30, 2002 compared to net earnings of $37,000 for the nine months ended September 30, 2001, an increase of 518.9%.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's net income is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $687,000 or 27.4% to $3,195,000 for the quarter ended September 30, 2002 compared to $2,508,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 net interest income before provision for loan losses increased $2,269,000 or 31.9% to $9,378,000 compared to $7,109,000 for the nine months ended September 30, 2001. The increases in the net interest income resulted primarily from an increase in interest earning assets, as well as, a decrease in interest expense associated with interest bearing liabilities. The Company's net interest margin for the nine months and three months ended September 30, 2002 was 3.84% and 3.57% respectively, compared to 3.62% and 3.66% respectively for the nine months and three months ended September 30, 2001.

         The Company's total interest income for the third quarter of 2002 was $5,344,000 compared to $5,128,000 for the third quarter of 2001, an increase of

$216,000 or 4.2%. Total interest income for the nine months ended September 30, 2002 was $15,310,000 compared to $15,364,000 for the nine months ended September 30, 2001, a decrease of $54,000 or 0.4%. Interest and fees on loans, the largest component of total interest income, decreased $53,000 in the third quarter of 2002 to $4,400,000 compared to $4,453,000 for the third quarter of 2001, a decrease of 1.2%. Interest and fees on loans decreased $376,000 for the nine months ended September 30, 2002 to $13,007,000 compared to $13,383,000 for the nine months ended September 30, 2001, a decrease of 2.8%. The decrease in interest and fees on loans resulted primarily from the lower market interest rates that were experienced at the Company's bank subsidiaries during the first half of 2002 compared to the first half of 2001, and was partially offset by the higher average balances in the various types of earning assets.

         The Company's total interest expense for the third quarter of 2002 was $2,149,000 compared to $2,620,000 for the third quarter of 2001, a decrease of $471,000 or 18.0%. Total interest expense for the nine months ended September 30, 2002 was $5,932,000 compared to $8,255,000 for the nine months ended September 30, 2001, a decrease of $2,323,000 or 28.1%. Interest expense on deposits, the largest component of total interest expense, decreased $398,000 in the third quarter of 2002 to $1,975,000 compared to $2,373,000 for the third quarter of 2001, a decrease of 16.8%. Interest expense on deposits decreased $2,048,000 for the nine months ended September 30, 2002 to $5,381,000 compared to $7,429,000 for the nine months ended September 30, 2001, a decrease of 27.6%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $73,000 or 39.5% to $112,000 in the third quarter of 2002 compared to $185,000 for the third quarter of 2001. Interest on federal funds purchased and securities sold under repurchase agreements decreased $178,000 or 33.3% to $356,000 for the nine months ended September 30, 2002 compared to $534,000 for the same period in 2001. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, remained unchanged at $62,000 in the third quarter of 2002 compared to the third quarter of 2001. Interest on notes payable to the Federal Home Loan Bank decreased $97,000 or 33.2% to $195,000 for the nine months ended September 30, 2002 compared to $292,000 for the nine months ended September 30, 2001. The significant decrease in interest expense among each of deposits, federal funds purchased, and securities sold under repurchase agreements for the three-month and nine-month periods ending September 30, 2002 compared to the same periods in 2001 is largely attributable to lower market interest rates experienced at the Company's banks, and was partially offset by the higher average balances in certain of the accounts.



Provision for Loan Losses

         The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

         The provision for loan losses charged to operations during the three months and nine months ended September 30, 2002 was $143,000 and $654,000 respectively, compared to $149,000 and $401,000 respectively, for the three months and nine months ended September 30, 2001. The increase in the Company's provision for loan losses for the nine months ended September 30, 2002 is largely attributable to an increase in the volume of outstanding loans during 2002 when compared to 2001 and to management's view of current and future economic conditions.

         During the quarter ended September 30, 2002, one of the Company's subsidiary banks was informed of a potential problem with one of its credits. As a result, management took a partial charge of $57,000 against the allowance for loan losses during the quarter. While it is difficult to determine at this time the exact amount of any additional loss associated with this credit, management feels that the allowance for loan loss remains adequate to absorb the maximum loss potential on this one credit of $205,000 should it occur in any future reporting period.

Non-interest Income

         Non-interest income increased $231,000 or 18.0% to $1,512,000 for the third quarter of 2002 compared to $1,281,000 for the third quarter of 2001. Non-interest income increased $513,000 or 13.5% to $4,300,000 for the nine months ended September 30, 2002 compared to $3,787,000 for the nine months ended September 30, 2001. The increase in non-interest income for the two comparative periods resulted largely from an increase in fees associated with a relatively new overdraft privilege product, which was implemented during the third quarter of 2000 at Peoples National Bank and during the first quarter of 2001 at Bank of Anderson, N. A., and at Seneca National Bank. Also contributing substantially to the increase in non-interest income was an increase in fees associated with the origination of residential mortgages. A gain of $40,000 was realized on the sale of available-for-sale securities during the third quarter of 2002. No gain or loss was realized on the sale of securities during the three months and nine months ended September 30, 2001.

Non-interest Expense

         Total non-interest expense increased $501,000 or 21.0% to $2,883,000 for the third quarter of 2002 from $2,382,000 for the third quarter of 2001. Total non-interest expense increased $1,064,000 or 15.2% to $8,081,000 for the nine months ended September 30, 2002 from $7,017,000 for nine months ended September 30, 2001. Salaries and benefits, the largest component of non-interest expense, increased $322,000 or 23.0% to $1,721,000 for the third quarter of 2002 from $1,399,000 for the third quarter of 2001. Salaries and benefits increased $654,000 or 16.1% to $4,722,000 for the nine months ended September 30, 2002 from $4,068,000 for the nine months ended September 30, 2001. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's continued growth and normal salary increases throughout the Company. The increase in other non-interest expense items resulted from continued growth experienced by the Company during the comparable periods.

BALANCE SHEET REVIEW

Loans

         Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 64.3% of total earning assets. As of September 30, 2002, the Company held total gross loans outstanding of $237,341,000. Gross loans increased $24,805,000 or 11.7% from $212,536,000 in total gross outstanding loans at December 31, 2001 and increased $28,310,000 or 13.5% from $209,031,000 in total gross loans outstanding at September 30, 2001. The increase resulted from new loans generated by the Company's three banking subsidiaries.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2002 was 7.03% and 6.86% respectively, compared to 8.27% and 7.99% respectively, for the nine months and three months ended September 30, 2001. Approximately 41.3% of the Company's loans are tied to the prime interest rate.

         The Company's loan portfolio consists principally of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

         The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not predominantly pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio.

         The Banks employ mortgage loan personnel who originate and package loans that are pre-sold at origination to third parties and are classified as mortgage loans held for sale for reporting purposes. At September 30, 2002 the Company held $32,913,000 of mortgage loans held for sale compared to $40,925,000 at December 31, 2001 and $21,232,000 at September 30, 2001. The substantial swings in the level of mortgage loans held for sale are due to wide fluctuations in the demand for residential mortgages from time to time. During the three months ended September 30, 2002 the Company originated $104,842,000 and sold $85,209,000 in residential mortgage loans. During the nine months ended September 30, 2002, the Company originated $263,913,000 and sold $271,925,000 in residential mortgage loans.

         The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2002 approximately $13,225,000 or 8.7% of commercial loans were unsecured.

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

Allowance for Loan Losses

         The allowance for loan losses at September 30, 2002 was $2,804,000 or 1.18% of loans outstanding (which excludes mortgage loans held for sale) compared to $2,288,000 or 1.08% of loans outstanding at December 31, 2001 and to $2,282,000 or 1.09% of loans outstanding at September 30, 2001. The allowance for loan losses is based upon management's continuing evaluation of the collectability of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         At September 30, 2002 the Company had $691,000 in non-accruing loans, no restructured loans, $190,000 in loans more than ninety days past due and still accruing interest, and $193,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $8,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $950,000 in other real estate owned at December 31, 2001. At September 30, 2001, the Company had $1,207,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $957,000 in Other Real Estate Owned. Non-performing loans at September 30, 2002 consisted of $231,000 in commercial loans, $452,000 in mortgage loans, and $8,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.40%, 0.77%, and 0.94% at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

         Net charge-offs during the nine months ended September 30, 2002 were $138,000 compared to net charge-offs of $142,000 for the nine months ended September 30, 2001. The allowance for loan losses as a percentage of non-performing loans was 318%, 228%, and 189% as of September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of September 30, 2002, September 30, 2001, and December 31, 2001 the Company had no impaired loans.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2002 securities totaled $82,203,000, which represents 22.3% of total earning assets. Securities increased $46,710,000 or 131.6% from $35,493,000 invested as of December 31, 2001 and $44,044,000 or 115.4% from
$38,159,000 invested as of September 30, 2001. The increase in securities is primarily the result of the investment of excess liquidity resulting from an increase in deposits at the Company's bank subsidiaries.

         At September 30, 2002 the Company's total investments classified as available for sale had an amortized cost of $75,895,000 and a market value of $76,948,000 for an unrealized gain of $1,053,000. This compares to an amortized cost of $32,458,000 and a market value of $33,017,000 for an unrealized gain of $559,000 on the Company's investments classified as available for sale at September 30, 2001. At December 31, 2001 the Company's total investments classified as available for sale had an amortized cost of $30,076,000 and a market value of $30,339,000 for an unrealized gain of $263,000.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $21,685,000 or 174.5% to $34,111,000 at September 30, 2002 from $12,426,000 at December 31, 2001 and
$17,325,000 or 103.2% from  $16,786,000 at September 30, 2001.  This increase is the result of increased deposits coupled with slightly lower loan demand. The Company's intent is to deploy these funds into higher yielding assets as opportunities arise.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Total deposits grew $94,229,000 or 39.8% to $331,030,000 at September 30, 2002 from $236,802,000 at December 31, 2001 and $91,926,000 or 38.4% from
$239,105,000 at September 30, 2001. The increase resulted from deposits generated by each of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the nine months ended September 30, 2002, interest-bearing deposits averaged $247,208,000 compared to $196,222,000 for the same period of 2001. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. On September 30, 2002 the outstanding certificates garnered through the Internet totaled $1,486,000, and brokered deposits totaled $100,000. At December 31, 2001 the Internet certificates of deposit totaled $7,681,000, and brokered deposits totaled $5,100,000. At September 30, 2001 Peoples National Bank had $4,358,000 in Internet certificates of deposit and no brokered deposits.

         The average interest rate paid on interest-bearing deposits was 2.86% during the nine months ended September 30, 2002 compared to 5.04% for the same period of 2001. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2002 interest-bearing deposits comprised 86.3% of total deposits compared to 83.9% at September 30, 2001.

         The Company's core deposit base consists largely of consumer time deposits, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.8% and 76.0% for the nine months ended September 30, 2002 and 2001 respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered to be less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2002 short-term borrowings totaled $27,588,000 and were comprised of $4,363,000 in Federal Funds Purchased and $23,225,000 in securities sold under repurchase agreements. At December 31, 2001 short-term borrowings totaled $39,631,000 and were comprised of $20,646,000 in securities sold under repurchase agreements and $18,985,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2001 short-term borrowings totaled $21,004,000 and were comprised of $129,000 in Federal Funds Purchased, $19,376,000 in securities sold under repurchase agreements, and $1,500,000 in sort-term advances from the Federal Home Loan Bank of Atlanta. Short-term borrowings are used primarily for the immediate cash needs of the Company. During 2002 the Company repaid short-term borrowings from the Federal Home Loan Bank of Atlanta from funds generated from the sale of mortgage loans held for sale and from an increase in core deposits. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of September 30, 2002, December 31, 2001, and September 30, 2001.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2002, The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to twenty percent (20%) of its total assets or approximately
$47,260,000. The unused portion of this line of credit was $42,260,000 at September 30, 2002. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank totaling ten percent (10%) of each bank's total assets, or approximately $11,749,000 and $4,756,000 respectively, all of which was unused. At September 30, 2002, the Banks had unused federal funds lines of credit with various correspondent banks totaling $13,387,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         The Company is considering capital expenditures that may be made in part during the remainder of 2002. The Company may begin incurring costs for these projects during the fourth quarter of 2002. These include the possible construction of a branch banking facility for Bank of Anderson for approximately $800,000 when completed and the possible renovation and expansion of the main office of Bank of Anderson for approximately $800,000 when completed. The Company may additionally make other lesser capital expenditures through the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At

September 30, 2002, the Banks had issued commitments to extend credit and letters of credit of $64,472,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if the Banks' customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,602,000 at September 30, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Most of the standby letters of credit are secured by various types of collateral. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio

         Neither the Company nor the subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2002:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                                Well                 Adequately
                                                                                            Capitalized             Capitalized
                                                                        Actual              Requirement             Requirement
                                                                 Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                                 ------       -----      ------       -----      ------       -----
Company:
Total Risk-based Capital                                    $    33,870     12.56%   $   26,945     10.00%   $   21,556      8.00%
Tier 1 Risk-based Capital                                        31,065     11.52        16,166      6.00        10,777      4.00
Leverage Ratio                                                   31,065      8.19        18,965      5.00        15,172      4.00

Peoples National Bank:
Total Risk-based Capital                                    $    19,725     11.59%   $   17,019     10.00%   $   13,615      8.00%
Tier 1 Risk-based Capital                                        17,968     10.55        10,209      6.00         6,806      4.00
Leverage Ratio                                                   17,968      8.11        11,078      5.00         8,862      4.00

Bank of Anderson, N. A:
Total Risk-based Capital                                    $     7,749     11.50%   $    6,738     10.00%   $    5,391      8.00%
Tier 1 Risk-based Capital                                         7,034     10.44         4,043      6.00         2,695      4.00
Leverage Ratio                                                    7,034      6.40         5,495      5.00         4,396      4.00

Seneca National Bank:
Total Risk-based Capital                                    $     3,941     12.31%   $    3,201     10.00%   $    2,561      8.00%
Tier 1 Risk-based Capital                                         3,608     11.27         1,921      6.00         1,281      4.00
Leverage Ratio                                                    3,608      7.55         2,389      5.00         1,912      4.00

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

         The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $119,944,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $115,560,000, $77,289,000 and $32,197,000, respectively, at September 30, 2002, and may reprice or mature within one year.

Item 4.  CONTROLS AND PROCEDURES

     (a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

     (b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

During the period ended September 30, 2002 the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1997 Non-Employee Directors Stock Option Plan. The securities were issued pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

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


Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.

               No Exhibits

(b)      Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEOPLES BANCORPORATION, INC.


Dated:  November 6, 2002              By:    /s/ Robert E. Dye, Sr.
                                           ------------------------
                                             Robert E. Dye, Sr.
                                             President and Chairman of the Board


Dated:  November 6, 2002              By:   /s/ William B. West
                                          ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

                                 CERTIFICATIONS

     I, Robert E Dye, Sr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorporation, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 6, 2002              By:    /s/ Robert E. Dye, Sr.
                                           ------------------------
                                             Robert E. Dye, Sr.
                                             President and Chairman of the Board

                                 CERTIFICATIONS

     I, William B. West., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorporation, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 6, 2002                    By:   /s/ William B. West
                                                ---------------------
                                                   William B. West
                                                   Sr. Vice President & CFO
                                                   (principal financial officer)