Form 10-K
period 2002-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2003-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

               1818 East Main Street, Easley, South Carolina 29640
          (Address of Principal Executive Offices, Including Zip Code)
       Registrant's Telephone Number, Including Area Code: (864) 859-2265

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [   ]      No [ X ]

The aggregate  market value of the voting and  non-voting  common equity held by nonaffiliates  of the  Registrant  (2,405,478  shares)  on  June  30,  2002  was approximately $45,102,713. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (2,512,567 shares) on March 1, 2003 was approximately $48,366,915. As of such dates, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2003: 3,507,911 shares of $1.67 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

                                     PART I

ITEM 1.           BUSINESS

Forward Looking Statements

         This Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate,"
"project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Peoples Bancorporation's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

Territory Served and Competition

         The Peoples National Bank serves its customers from four locations; two offices in the city of Easley and one office in the city of Pickens, South
Carolina, which are located in Pickens County, and one office in the unincorporated community of Powdersville, South Carolina, which is located in the northeast section of Anderson County, South Carolina. Easley, South Carolina is located approximately 10 miles west of Greenville, South Carolina. Pickens, South Carolina is located approximately 8 miles north of Easley, and Powdersville, South Carolina is located approximately 12 miles southeast of Easley.

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

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are twenty-eight (28) competitor bank branches, one (1) savings institution branch, and two (2) credit union branches. In Anderson County there are fifty-nine (59) competitor bank branches and six (6) credit union branches. In Oconee County, there are sixteen
(16) competitor bank branches,  four (4) savings institution  branches,  and one
(1) credit union branch. The Peoples National Bank has approximately 13.87% of the FDIC insured deposits in Pickens County. The Peoples National Bank and Bank of Anderson, combined, have approximately 6.64% of the FDIC insured deposits in Anderson County. Seneca National Bank has approximately 5.09% of the FDIC insured deposits in Oconee County.

         Many competitor institutions have substantially greater resources and higher lending limits than the Banks, and they perform certain functions for their customers, including trust services and investment banking services, which none of the Banks is equipped to offer directly. However, the Banks do offer some of these services through correspondent banks. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to, mortgage companies, captive finance companies, money market mutual funds, brokerage firms, insurance companies, governmental and corporation bonds and other securities. Several of these non-bank competitors are not subject to the same regulatory restrictions as the Company and its subsidiaries and many have substantially greater resources than the Company.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2002, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                    AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                           (dollars in thousands)
                                                                                      For the years ended December 31,
                                                                                      --------------------------------
                                                                                 2002                  2001                  2000
                                                                                 ----                  ----                  ----
Assets
Cash and Due from Banks .......................................               $ 11,721               $  8,768               $  7,451

Taxable Securities ............................................                 57,915                 31,873                 33,794
Tax-Exempt Securities .........................................                  3,419                  3,468                  3,972
Federal Funds Sold ............................................                 20,454                  9,274                  6,252
Mortgage loans held for sale ..................................                 28,572                 26,167                 12,777
Gross Loans ...................................................                229,523                197,098                166,621
Less:  Loan Loss Reserve ......................................                  2,649                  2,184                  1,816
                                                                              --------               --------               --------
Net Loans .....................................................                226,874                194,914                164,805
                                                                              --------               --------               --------

Other Assets ..................................................                 13,807                 12,790                 11,034
                                                                              --------               --------               --------
Total Assets ..................................................               $362,762               $287,254               $240,085
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 40,778               $ 32,765               $ 26,997
Interest-bearing Deposits:
    Interest Checking .........................................                 32,657                 28,638                 24,738
    Savings Deposits ..........................................                  7,487                  5,726                  5,149
    Money Market ..............................................                 57,897                 23,714                 26,085
    Certificates of Deposit ...................................                140,730                124,605                 96,162
    Individual Retirement Accounts ............................                 17,732                 14,355                 12,391
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                256,503                197,038                164,525
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 27,150                 22,871                 21,194
Long-term Borrowings ..........................................                  5,000                  5,000                    833
Other Liabilities .............................................                  3,079                  2,445                  1,690
                                                                              --------               --------               --------
    Total Liabilities .........................................                332,510                260,119                215,239
                                                                              --------               --------               --------

Common Stock ..................................................                  5,615                  5,273                  4,997
Additional paid-in capital ....................................                 23,275                 20,455                 18,736
Retained earnings .............................................                  1,362                  1,407                  1,113
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 30,252                 27,135                 24,846
                                                                              --------               --------               --------

Total Liabilities and Shareholders' Equity ....................               $362,762               $287,254               $240,085
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2002, 2001 and 2000 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:


                                                                                          Year Ended December 31, 2002
                                                                                             (dollars in thousands)
                                                                              Average                Interest              Average
Assets                                                                        Amount               Earned/Paid            Yield/Rate
                                                                              ------               -----------            ----------

Securities - Taxable ............................................             $ 57,915               $  2,647               4.57%
             Tax-Exempt .........................................                3,419                    151               6.69%*

Federal Funds Sold ..............................................               20,454                    375               1.83%

Mortgage loans held for sale ....................................               28,572                  1,069               3.74%

Gross Loans .....................................................              229,523                 16,364               7.13%
                                                                              --------               --------

    Total Earning Assets ........................................             $339,883               $ 20,606               6.09%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 32,657               $    231               0.71%
Savings Deposits ................................................                7,487                     43               0.57%
Money Market ....................................................               57,897                  1,422               2.46%
Certificates of Deposit .........................................              140,730                  4,777               3.39%
Individual Retirement Accounts ..................................               17,732                    751               4.24%
                                                                              --------               --------
                                                                               256,503                  7,224

Short-term Borrowings ...........................................               27,150                    532               1.96%
Long-term Borrowings ............................................                5,000                    241               4.82%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $288,653               $  7,997               2.77%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 51,230
                                                                              ========
Net interest income .............................................                                   $ 12,609
                                                                                                    ========
Interest rate spread ............................................                                                           3.32%*
Net yield on earning assets .....................................                                                           3.73%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                                                          Year Ended December 31, 2001
                                                                                             (dollars in thousands)
                                                                               Average               Interest             Average
Assets                                                                         Amount              Earned/Paid           Yield/Rate
                                                                               ------              -----------           ----------

Securities - Taxable ............................................             $ 31,873               $  1,918                6.02%
             Tax-Exempt .........................................                3,468                    167                7.30%*

Federal Funds Sold ..............................................                9,274                    420                4.53%

Mortgage loans held for sale ....................................               26,167                  1,292                4.94%

Gross Loans .....................................................              197,098                 16,416                8.33%
                                                                              --------               --------

    Total Earning Assets ........................................             $267,880               $ 20,213                7.58%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 28,638               $    430                1.50%
Savings Deposits ................................................                5,726                     80                1.40%
Money Market ....................................................               23,714                    770                3.25%
Certificates of Deposit .........................................              124,605                  7,074                5.68%
Individual Retirement Accounts ..................................               14,355                    872                6.07%
                                                                              --------               --------
                                                                               197,038                  9,226

Short-term Borrowings ...........................................               22,871                    847                3.70%
Long-term Borrowings ............................................                5,000                    241                4.82%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $224,909               $ 10,314                4.59%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 42,971
                                                                              ========
Net interest income .............................................                                    $  9,899
                                                                                                     ========
Interest rate spread ............................................                                                            2.99%*
Net yield on earning assets .....................................                                                            3.73%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                                                           Year Ended December 31, 2000
                                                                                              (dollars in thousands)
                                                                               Average               Interest           Average
Assets                                                                          Amount              Earned/Paid         Yield/Rate
                                                                                ------              -----------         ----------

Securities - Taxable ............................................             $ 33,794               $  2,086              6.17%
             Tax-Exempt .........................................                3,972                    195              7.44%*

Federal Funds Sold ..............................................                6,252                    397              6.35%

Mortgage loans held for sale ....................................               12,777                    659              5.16%

Gross Loans .....................................................              166,621                 15,498              9.30%
                                                                              --------               --------

    Total Earning Assets ........................................             $223,416               $ 18,835              8.48%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 24,738               $    519              2.10%
Savings Deposits ................................................                5,149                     92              1.79%
Money Market ....................................................               26,085                  1,136              4.35%
Certificates of Deposit .........................................               96,162                  5,772              6.00%
Individual Retirement Accounts ..................................               12,391                    737              5.95%
                                                                              --------               --------
                                                                               164,525                  8,256

Short-term Borrowings ...........................................               21,194                    984              4.64%
Long-term Borrowings ............................................                  833                     34              4.08%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $186,552               $  9,274              4.97%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 36,864
                                                                              ========
Net interest income .............................................                                    $  9,561
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

                                                                                            Year Ended December 31,
                                                                                             2002 compared to 2001
                                                                                             (dollars in thousands)

                                                                              Change in              Change in              Total
                                                                               Volume                  Rate                 Change
                                                                               ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $ 1,276                $  (547)               $   729
     Tax-Exempt ...............................................                    (2)                   (14)                   (16)

Federal Funds Sold ............................................                   305                   (350)                   (45)

Net Loans .....................................................                 2,552                 (2,828)                  (276)
                                                                              -------                -------                -------

Total Interest Income .........................................                 4,131                 (3,739)                   392
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    54                   (253)                  (199)
     Savings Deposits .........................................                    19                    (56)                   (37)
     Money Market .............................................                   879                   (227)                   652
     Certificates of Deposit ..................................                   826                 (3,123)                (2,297)
     Individual Retirement Accounts ...........................                   178                   (299)                  (121)
                                                                              -------                -------                -------
                                                                                1,956                 (3,958)                (2,002)
Short-term Borrowings .........................................                   137                   (452)                  (315)
Long-term Borrowings ..........................................                     0                      0                      0
                                                                              -------                -------                -------

Total Interest Expense ........................................                 2,093                 (4,410)                (2,317)
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 2,038                $   671                $ 2,709
                                                                              =======                =======                =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, most of the increase in 2002 net interest income of $2,709,000 was primarily due to the change in volume. Substantially all the $392,000 increase in interest income was related to the volume growth in the loan portfolios. In reviewing the Company's deposits, substantially all the $2,317,000 decrease in interest expense was due to the decrease in rates paid on Certificates of Deposits.

                                                                                             Year Ended December 31,
                                                                                              2001 compared to 2000
                                                                                              (dollars in thousands)

                                                                               Change in              Change in              Total
                                                                                Volume                  Rate                 Change
                                                                                ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $  (113)               $   (55)               $  (168)
     Tax-Exempt ...............................................                   (24)                    (4)                   (28)

Federal Funds Sold ............................................                   157                   (134)                    23

Net Loans .....................................................                 3,634                 (2,083)                 1,551
                                                                              -------                -------                -------

Total Interest Income .........................................                 3,654                 (2,276)                 1,378
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    73                   (162)                   (89)
     Savings Deposits .........................................                    10                    (21)                   (11)
     Money Market .............................................                  (118)                  (248)                  (366)
     Certificates of Deposit ..................................                 1,629                   (327)                 1,302
     Individual Retirement Accounts ...........................                   120                     15                    135
                                                                              -------                -------                -------
                                                                                1,714                   (743)                   971
Short-term Borrowings .........................................                    73                   (211)                  (138)
Long-term Borrowings ..........................................                   202                      5                    207
                                                                              -------                -------                -------

Total Interest Expense ........................................                 1,989                   (949)                 1,040
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 1,665                $(1,327)               $   338
                                                                              =======                =======                =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, most of the increase in 2001 net interest income of $338,000 was primarily due to the change in volume. Substantially all the $1,378,000 increase in interest income was related to the volume growth in the loan portfolios. In reviewing the Company's deposits, substantially all the $1,040,000 increase in interest expense was due to the increases in the volume of Certificates of Deposits.

LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2002, approximately $16,225,000, or 46%, of commercial loans were unsecured compared to approximately $12,482,000 or 46% at December 31, 2001.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. The Company also purchases mortgage loans through a wholesale mortgage loan division of The Peoples National Bank that are also pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In 2002, the Company originated $400,545,000, and sold $386,444,000 in mortgage loans held for sale.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $190,631,000 or 62% of total loans at December 31, 2002, compared to $162,425,000 or 64% at year end 2001. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2002, 2001, 2000, 1999 and 1998.

                                                                                  Loan Portfolio Composition
                                                                                    (dollars in thousands)
                                                                                         December 31,
                                                                                         ------------
Type of Loan                                                   2002           2001            2000            1999           1998
                                                               ----           ----            ----            ----           ----
Commercial and Industrial ..........................        $ 35,548        $ 26,997        $ 24,084        $ 25,677        $ 13,812
Real Estate ........................................         190,631         162,425         141,516         101,276          62,099
Consumer Loans .....................................          24,308          23,114          19,426          14,964          12,106
Mortgage loans held for sale .......................          55,026          40,925          16,992           6,662               0
                                                            --------        --------        --------        --------        --------
     Subtotal ......................................         305,513         253,461         202,018         148,579          88,017
   Less allowance for loan losses ..................           2,850           2,288           2,023           1,581           1,093
                                                            --------        --------        --------        --------        --------
Net Loans ..........................................        $302,663        $251,173        $199,995        $146,998        $ 86,924
                                                            ========        ========        ========        ========        ========

                                                                       Percentage of Loans in Category

                                                           2002             2001             2000             1999             1998
                                                           ----             ----             ----             ----             ----
Commercial and Industrial .....................           11.64%           10.65%           11.92%           17.28%           15.69%
Real Estate ...................................           62.40%           64.08%           70.05%           68.16%           70.55%
Consumer Loans ................................            7.96%            9.12%            9.62%           10.07%           13.76%
Mortgage loans held for sale ..................           18.00%           16.15%            8.41%            4.49%            0.00%
                                                         ------           ------           ------           ------           ------
     Total ....................................          100.00%          100.00%          100.00%          100.00%          100.00%

         The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

                                                                           Loan Maturity and Interest Sensitivity
                                                                                     (dollars in thousands)

                                                                                   Due After 1
                                                                Due in 1           Year up to           Due after
Type of Loans                                                 Year or less           5 years             5 years              Total
                                                              ------------           -------             -------              ----

Commercial and Industrial ..........................            $ 12,953            $ 18,348            $  4,247            $ 35,548
Real Estate ........................................              69,461              98,396              22,774             190,631
Consumer Loans .....................................               8,857              12,547               2,904              24,308
Mortgage Loans Held for Sale .......................              55,026                   0                   0              55,026
                                                                --------            --------            --------            --------
    Total ..........................................            $146,297            $129,291            $ 29,925            $305,513

         All loans are recorded according to original terms, and demand loans, overdrafts, mortgage loans held for sale and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2002, the amount of loans due after one year with predetermined interest rates totaled approximately $102,270,000 while the amount of loans due after one year with floating interest rates totaled approximately $56,946,000.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:


                                                                             December 31,
                                                                             ------------
                                                                         (dollars in thousands)

Non-performing Assets                                     2002              2001           2000             1999              1998
                                                          ----              ----           ----             ----              ----

Non-performing loans:
  Non-accrual loans ...........................          $  926           $  993           $  993           $  628           $  617
  Past due 90 days or more ....................               5                0              108                0                0
  Other restructured loans ....................               0                8               67              150                8
                                                         ------           ------           ------           ------           ------
Total non-performing loans ....................          $  931           $1,001           $1,168           $  778           $  625
Real estate acquired in
  settlement of loans .........................             193              950              478              219              101
                                                         ------           ------           ------           ------           ------
Total non-performing assets ...................          $1,124           $1,951           $1,646           $  997           $  726
                                                         ======           ======           ======           ======           ======
Non-performing assets as a
  Percentage of loans and
  other real estate ...........................            0.37%            0.77%            0.82%            0.68%            0.83%
Allowance for loan losses as
  a percentage of non-
  performing loans ............................             306%             229%             173%             203%             175%

         In an effort to more accurately reflect the status of the Company's loan portfolio, accrual of interest is discontinued on a loan that displays certain problem indications, which might jeopardize full and timely collection of principal and/or interest. The Company's Loan Policy drives the administration of problem loans. Through daily review by credit managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, economic and business factors, loan monitoring is managed. Credit management activities, including specific reviews of new large credits, are reviewed by the Directors' Loan Committees of each banking subsidiary, which meet monthly.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $76,000 for the year ended December 31, 2002. The amount of interest on those loans that was included in net income for 2002 amounts to $27,000.

         As of December 31, 2002, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No.114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. At December 31, 2002 and 2001, there was no recorded investment in impaired loans.

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

         The allowance for loan losses represents management's estimate of the amount of future losses inherent in the loan portfolios of its bank subsidiaries. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are inherent losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because the state of the economy, industry trends, and conditions affecting individual borrowers may affect the amount of such losses, management's estimate of the appropriate amount of the allowance is necessarily approximate and imprecise. The Company and its bank subsidiaries are also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes the services of an outside consultant to perform quality reviews of its loan portfolio. The review considers the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including the Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios.

         Management does not segregate the allowance by loan category and the entire allowance is available to absorb losses from all loan categories.

         At December 31, 2002 the allowance for loan losses was $2,850,000, or 1.14% of gross outstanding loans (excluding mortgage loans held for sale), compared to $2,288,000, or 1.08% of gross outstanding loans (excluding mortgage loans held for sale), at December 31, 2001. During fiscal 2002, the Company experienced net charge-offs of $382,000, or 0.15% of average loans, compared to net charge-offs of $627,000, or 0.28% of average loans in fiscal 2001. Consumer loan net charge-offs were $69,000 in 2002 compared to net charge-offs of $105,000 in 2001. Commercial loan net charge-offs were $272,000 in 2002 compared to net charge-offs of $403,000 in 2001. Mortgage loan net charge-offs were $41,000 in 2002 compared to net charge-offs of $119,000 in 2001.

         The Company made provisions for loan losses of $944,000 in fiscal 2002 compared to $892,000 for fiscal 2001.

         In fiscal 2002 and 2001, The Peoples National Bank made provisions for loan losses of $550,000 and $621,000, respectively. In fiscal 2002 and 2001, The Peoples National Bank recorded net charge-offs of $97,000 and $590,000, respectively. In fiscal 2002, Bank of Anderson made provisions for loan losses of $130,000 compared to $150,000 in 2001. In fiscal 2002 and 2001, Bank of Anderson recorded net charge-offs of $12,000 and $30,000, respectively. Seneca National Bank made provisions for loan losses of $264,000 in fiscal 2002 compared to $121,000 in 2001. In fiscal 2001 and 2000 Seneca National Bank recorded net charge-offs of $273,000 and $7,000 respectively. The substantial increase in charge-offs at Seneca National Bank was primarily due to a problem with one of its credits. Management took total charges of approximately $245,000 during 2002 due to the apparent uncollectibility of this single credit.

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

         The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

                                                                             Analysis of the Allowance for Loan Losses
                                                                                      (dollars in thousands)
                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                               2002            2001            2000            1999            1998
                                                               ----            ----            ----            ----            ----
Balance at beginning of year .......................          $2,288          $2,023          $1,581          $1,093          $  987
Charge-offs:
     Commercial and industrial .....................             277             406             104              15              30
     Real estate ...................................              47             120              17              50              56
     Consumer ......................................              86             129             127              80              53
                                                              ------          ------          ------          ------          ------
                                                                 410             655             248             145             139
Recoveries:
     Commercial and industrial .....................               5               3               3              17               3
     Real estate ...................................               6               1               1               0               0
     Consumer ......................................              17              24               5              45              48
                                                              ------          ------          ------          ------          ------
                                                                  28              28               9              62              51
                                                              ------          ------          ------          ------          ------
Net Charge-offs ....................................             382             627             239              83              88

Provision for loan losses ..........................             944             892             681             571             194
                                                              ------          ------          ------          ------          ------
Balance at end of year .............................          $2,850          $2,288          $2,023          $1,581          $1,093
                                                              ======          ======          ======          ======          ======

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                              2002            2001            2000           1999             1998
                                                              ----            ----            ----           ----             ----
Net charge-offs to average loans ...................          0.17%           0.32%           0.14%           0.07%           0.11%
   outstanding during the year
Net charge-offs to total loans .....................          0.15%           0.30%           0.13%           0.06%           0.10%
   outstanding at end of year
Allowance for loan losses to .......................          1.24%           1.16%           1.21%           1.38%           1.38%
   average loans
Allowance for loan losses to .......................          1.14%           1.08%           1.09%           1.11%           1.24%
    total loans
Net charge-offs to allowance for ...................         13.40%          27.40%          11.81%           5.25%           8.07%
    loan losses
Net charge-offs to provision for ...................         40.47%          70.29%          35.10%          14.54%          45.40%
    loan losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2002. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2002, 2001 and 2000.

                                                                                   Securities Composition
                                                                                   (dollars in thousands)
                                                                2002                         2001                        2000
                                                                ----                         ----                        ----
                                                     Amortized       Market        Amortized       Market      Amortized      Market
                                                       Cost           Value           Cost         Value         Cost         Value
                                                       ----           -----           ----         -----         ----         -----
AVAILABLE FOR SALE
Obligations of U.S. Treasury and
    other U.S. Government agencies .............       $79,125       $80,163       $30,076       $30,339       $31,767       $31,673
State and Political Subdivisions ...............             -             -             -             -             -             -
                                                       -------       -------       -------       -------       -------       -------
Total Available for Sale .......................       $79,125       $80,163       $30,076       $30,339       $31,767       $31,673
                                                       -------       -------       -------       -------       -------       -------
HELD FOR INVESTMENT
State and Political Subdivisions ...............       $ 4,123       $ 4,248       $ 3,339       $ 3,417       $ 3,754       $ 3,794
                                                       -------       -------       -------       -------       -------       -------

Other Investments ..............................         1,884         1,884         1,815         1,815         1,088         1,088
                                                       -------       -------       -------       -------       -------       -------
         Total .................................       $85,132       $86,295       $35,230       $35,571       $36,609       $36,555
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

         At  December  31,  2002  the  Company's  total   investment   portfolio
classified as available for sale had a book value of $79,125,000 and a market value of $80,163,000 for an unrealized net gain of $1,038,000.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 2002:

                                                                                                 Securities Maturity Schedule
                                                                                                    (dollars in thousands)
                                                                                                Amortized               Weighted
                                                                                                   Cost              Average Yield**
                                                                                                   ----              ---------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year ........................................................................       $ 4,422                     4.85%
         1-5 Years .......................................................................        53,059                     3.42%
         5-10 Years ......................................................................        11,225                     4.47%
         Greater than 10 Years ...........................................................        10,419                     5.77%
                                                                                                 -------
                                                                                                 $79,125                     4.00%
                                                                                                 =======
 HELD FOR INVESTMENT
State and political subdivisions:
         0-1 Year ........................................................................       $   375                     7.58%*
         1-5 Years .......................................................................         2,327                     6.23%*
         5-10 Years ......................................................................         1,321                     4.76%*
         Greater than 10 Years ...........................................................           100                     6.35%*
                                                                                                 -------
                  Total ..................................................................       $ 4,123                     6.01%*
                                                                                                 =======

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These brokered deposits are generally more volatile than deposits acquired in the local market areas. At December 31, 2002 and 2001, Internet deposits totaled approximately $990,000 and $7,681,000, respectively. Brokered deposits totaled $5,100,000 at December 31, 2001 and there were no brokered deposits at December 31, 2002. During 2002 the Company reduced its dependence on these nontraditional deposits replacing them with core deposits obtained through several deposit gathering campaigns. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2002 were $297,281,000 compared to $229,803,000 the prior year, an increase of $67,478,000 or 29%. The increase in average deposits in 2002 is attributable to new deposits generated by all Banks, but particularly to aggressive deposit campaigns at Bank of Anderson and Seneca National Bank.

         In 2002 the average noninterest-bearing deposits increased approximately $8,013,000 or 24%, average interest-bearing checking accounts increased $4,019,000 or 14%, average savings accounts increased $1,761,000 or 31%, average money market accounts increased $34,183,000 or 144%, average certificates of deposit increased $16,125,000 or 13%, and individual retirement accounts increased $3,377,000 or 24%. The significant growth in deposits is attributable to new deposits generated by Bank of Anderson and Seneca National Bank in 2002, coupled with continued internal deposit growth at The Peoples National Bank. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2002, 2001 and 2000, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                                 Average Amount                           Average Rate Paid
                                                                 --------------                           -----------------
                                                              (dollars in thousands)
                                                          2002           2001          2000            2002       2001        2000
                                                          ----           ----          ----            ----       ----        ----
Noninterest-bearing Deposits ......................    $ 40,778       $ 32,765       $ 26,977            -           -           -

Interest-bearing Deposits
    Interest Checking .............................      32,657         28,638         24,738         0.71%       1.50%       2.10%
    Savings Deposits ..............................       7,487          5,726          5,149         0.57%       1.40%       1.79%
    Money Market ..................................      57,897         23,714         26,085         2.46%       3.25%       4.35%
    Certificates of Deposit .......................     140,730        124,605         96,162         3.39%       5.68%       6.00%
    Individual Retirement Accounts ................      17,732         14,355         12,391         4.24%       6.07%       5.95%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 78% in 2002 compared to approximately 76% in 2001. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. Virtually all of the certificates of deposit over $100,000 are held by local customers. In 2001 the Company had $5,100,000 in brokered deposits included in total certificates of deposits. There were no brokered deposits at December 31, 2002.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2002:

                                                Time Certificates of Deposit
                                                ----------------------------
                                                    (dollars in thousands)
            3 months or less ................     $            27,441
            4-6 months ......................                   7,900
            7-12 months .....................                  16,408
            Over 12 months ..................                  27,650
                                                  -------------------
                     Total ..................     $            79,399
                                                  ===================


RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                     2002       2001       2000
                                                    -----       ----       ----
Return on average assets ......................      1.21%      1.07%      1.01%
Return on average equity ......................     14.49%     11.31%      9.78%
Average equity to average assets ratio ........      8.34%      9.45%     10.35%
Dividend payout ratio (1) .....................     17.98%     18.89%     18.26%

(1) Includes cash-in-lieu of fractional shares paid on 5% stock dividend.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2002, 2001 and 2000. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                              Maximum
                                                            Outstanding         Annual          Average                    Interest
                                                               at any          Average         Interest    Year End        Rate at
                  Year Ended December 31,                    Month End         Balance           Rate       Balance        Year End
                                                             ---------         -------           ----       -------        --------
2002:
Federal funds purchased ..............................     $ 4,363,000       $   364,000         1.67%    $         0         1.64%
Securities sold under repurchase agreements ..........     $35,331,000       $25,597,000         2.44%    $35,331,000         1.52%
2001:
Federal funds purchased ..............................     $ 2,000,000       $   479,000         3.82%    $         0         2.14%
Securities sold under repurchase agreements ..........     $20,646,000       $17,165,000         3.84%    $20,646,000         2.49%
2000:
Federal funds purchased ..............................     $ 3,660,000       $   888,000         4.08%    $ 3,660,000         6.85%
Securities sold under repurchase agreements ..........     $32,613,000       $17,435,000         4.36%    $14,157,000         4.27%

MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rate and equity prices. The Company's primary risk is interest rate risk.

         The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive earning liabilities. The relationship of rate-sensitive earning assets to rate-sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2002, approximately 40% of the Company's interest-earning assets were scheduled to reprice or to mature within one year compared to approximately 82% of interest-bearing liabilities.

         The following table shows the Company's rate-sensitive position at December 31, 2002 as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $120.5 million more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, at December 31, 2002 the ratio of rate-sensitive assets to rate-sensitive liabilities within the one-year time frame was 57%, indicating a "liability-sensitive" position.

         The following table sets forth the Company's interest sensitivity position as of December 31, 2002.

                          Interest Sensitivity Analysis
                             (dollars in thousands)


                                                            Within 3           4-12                           Over 5
                                                             Months           months         1-5 years        Years           Total
                                                             ------           ------         ---------        -----           -----
INTEREST-EARNING ASSETS:
  Federal Funds Sold ................................      $   2,635        $       0        $       0      $       0      $   2,635
  Investment Securities .............................            275            6,845           54,718         24,457         86,295
  Interest Bearing Deposits in Other Banks ..........             33                0                0              0             33
  Total loans .......................................        110,176           38,407          126,939         29,991        305,513
                                                           ---------        ---------        ---------      ---------      ---------

Total Interest-Earning Assets .......................      $ 113,119        $  45,252        $ 181,657      $  54,448      $ 394,476
                                                           ---------        ---------        ---------      ---------      ---------
INTEREST-BEARING LIABILITIES:
    Interest Checking ...............................              0           34,631                0              0         34,631
    Savings Deposits ................................              0            8,545                0              0          8,545
    Money Market ....................................         67,002                0                0              0         67,002
    Time Deposits ...................................         57,596           63,773           55,792            221        177,382
    Other Borrowings ................................         47,331                0            5,000              0         52,331
                                                           ---------        ---------        ---------      ---------      ---------

Total Interest-Bearing Liabilities ..................        171,929          106,949           60,792            221        339,891
                                                           ---------        ---------        ---------      ---------      ---------

Interest sensitive gap ..............................      $ (58,810)       $ (61,697)       $ 120,865      $  54,227
Cumulative interest sensitive gap ...................      $ (58,810)       $(120,507)       $     358      $  54,585
RSA/RSL .............................................             66%              42%
Cumulative RSA/RSL ..................................             66%              57%

RSA - rate sensitive assets; RSL - rate sensitive liabilities

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest sensitivity, it is not, in management's opinion, the best indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, a liability-sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Other significant incremental borrowing cost and the volume and mix of earning asset growth would also impact net interest income. Accordingly, the Company's banking subsidiaries also use an asset/liability simulation model that estimates balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.

         It is the responsibility of the Committees to establish parameters for various interest risk measures, to set strategies to control interest rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving their objectives.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2002 the Banks, in aggregate, had unused federal funds lines of credit totaling $17,750,000 with correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2002 The Peoples National Bank had $5,000,000 in long-term borrowings and $12,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2002, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $51,214,000. At December 31, 2002, Bank of Anderson, N. A. had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $13,186,000. Seneca National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $4,530,000 at December 31, 2002. The Federal Home Loan Bank requires that investment securities, qualifying single-family mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity currently available assumes that the Banks' $1,432,600 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries. Peoples Bancorporation requires liquidity to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

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

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2002 the Banks had outstanding commitments to extend credit of $64,267,000 through various types of arrangements, described further in the table on the following page.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

                                                               December 31, 2002
                                                               -----------------
Unused Commitments
  Lines of credit secured by residential properties ...........  $     25,394
  Lines of credit secured by commercial properties ............        14,061
  Other unused commitments ....................................        24,812
                                                                   ----------
     Total ....................................................  $     64,267
                                                                   ==========
         In addition to commitments to extend credit, the Banks also issue standby letters of credit which are assurances to a third party that it will not suffer a loss if the bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,248,000 at December 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2002. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for discussion on commitments and contingencies and financial instruments with off-balance sheet risk.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is evaluated on a consolidated basis. The Company's banking subsidiaries must separately meet regulatory capital requirements. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 7.93% at December 31, 2002 compared to 9.55% at December 31, 2001. The leverage capital ratio for The Peoples National Bank was 7.73% at December 31, 2002 compared to 8.06% at December 31, 2001. Bank of Anderson's leverage capital ratio was 6.43% at December 31, 2002 compared to 8.99% at December 31, 2001. Seneca National Bank's leverage capital ratio was 7.90% at December 31, 2002 compared to 10.11% at December 31, 2001. The decreases in the Company's and Banks' leverage capital ratios resulted from the growth in assets experienced during 2002.

         The Federal Reserve Board has adopted a risk-based capital rule that requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 11.96% and its Tier 1 capital to risk weighted assets ratio was 10.98% at December 31, 2002, compared to 12.88% and 11.91%, respectively, at December 31, 2001. The Peoples National Bank's risk-based capital ratio was 10.97% and its Tier 1 capital to risk weighted assets ratio was 10.02% at December 31, 2002, compared to 11.08% and 10.24%, respectively, at December 31, 2001. Bank of Anderson's risk-based capital ratio was 11.69% and its Tier 1 capital to risk weighted assets ratio was 10.70% at December 31, 2002 compared to 12.31% and 11.09%, respectively at December 31, 2001. Seneca National Bank's risk-based capital ratio was 12.18% and its Tier 1 capital to risk weighted assets ratio was 11.16% at December 31, 2002 compared to 13.95% and 12.70%, respectively at December 31, 2001. The decreases in the Company's and the Banks' risk-based capital ratios and their Tier 1 capital to risk-weighted assets ratios in 2002 resulted from growth in assets experienced during 2002. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation).

         During 2002 and 2001, the retention of earnings net of dividends paid increased the Company's capital by $3,595,000 and $2,489,000 respectively. Capital expenditures in the near future are expected to be funded by internally generated funds.

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

         The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2002 The Peoples National Bank paid dividends of $777,869 to the Company, which in turn paid those dividends to its shareholders, compared to $570,515 in 2001. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2002 or 2001

MONETARY POLICIES and EFFECT OF INFLATION

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

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principals which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike companies in most other industries, virtually all of the assets and liabilities of financial institutions are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance that does the effect of inflation. Interest rates do not necessarily change in the same magnitude as do the prices of goods and services.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have some effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank, which cannot provide that service for itself, or chooses not to, from an economic, regulatory or practical standpoint. The Banks purchase correspondent services offered by larger banks, including check collections, the sale and purchase of federal funds, security safekeeping, investment services, over-line and liquidity loan participations and sales of loans to or participations with correspondent banks.

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

DATA PROCESSING

         The Company has a data-processing department, which performs a full range of data-processing services for the Banks. Such services include an automated general ledger, deposit accounting, loan accounting and data processing. In February of 2002 the Company made a decision to replace its current data processing system with a new system. The new system was installed during 2002 at a cost of approximately $1,250,000.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Although the Company elected to become a financial holding company as of June 23, 2000, neither the Company nor the Banks has yet made a decision as to how to adapt the new legislation to their use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

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

         A bank holding company is generally prohibited from acquiring control of any company that is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto, and are thus permissible for bank holding companies, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

         As discussed below under "Gramm-Leach-Bliley Act", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

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

         The Banks are required to pay semiannual assessments to the FDIC. Since January 1997, the assessments imposed on all FDIC deposits for deposit insurance has an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed both BIF-insured and SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examination of the Company and any subsidiaries.

         The scope of regulation and permissible activities of the Company and the Banks are subject to change by future federal and state legislation.

Gramm-Leach-Bliley Act

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

         Under provisions of the legislation, which became effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how financial institutions may use personal financial information. The privacy provisions of the Act have been implemented by regulations of various federal agencies.

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

EMPLOYEES

         The Company  and the Banks  presently  employ one hundred  twenty-eight
(128) full-time and twenty-six (26) part-time persons. Management believes that its employee relations are good.

EXECUTIVE OFFICERS

         The executive officers of the Company are Robert E. Dye, Chairman, President and Chief Executive Officer; R. Riggie Ridgeway, Executive Vice President, Secretary and Treasurer; William B. West, Senior Vice President and Chief Financial Officer; and Patricia A. Jensen, Vice President. Information about all of the executive officers except Patricia A. Jensen is set forth in
Item 10, part III of this report on Form 10-K.

         Patricia A. Jensen, age 49, has served as Vice President of the Company since its formation in 1992. Mrs. Jensen has served as Vice President and Cashier of The Peoples National Bank since August 1986. Prior to joining The Peoples National Bank, Mrs. Jensen served as Vice President of First Union National Bank.

ITEM 2.  PROPERTIES

         The Company's corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by the Company. This building houses some of the Company's support functions, including administration, accounting, financial reporting, human resources, training, marketing, internal audit, compliance, and purchasing. It also houses the residential mortgage department of The Peoples National Bank. The Company also owns an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by the Company. This building houses some of the Company's support functions including operations, data processing, and information technology.

         The main office of The Peoples National Bank is located at 1800 East Main Street in Easley, South Carolina. The property consists of a two-story brick building of approximately 10,412 square feet, which is constructed on 1.75 acres of land owned by The Peoples National Bank. Improvements include a three-lane drive-through teller installation, vault, night depository, safe-deposit facilities, and a drive-through automated teller machine.

         The Peoples National Bank owns and operates three branch facilities: one in Powdersville, South Carolina located approximately seven miles east of the Bank's main office containing approximately 3,158 square feet in a one-story brick building situated on 0.812 acres of land; a second branch office in Pickens, South Carolina located approximately ten miles west of the Bank's main office containing approximately 6,688 square feet in a two-story building on
0.925 acres of land; and a third branch office in Easley located approximately 2 miles west of the Bank's main office containing approximately 3,523 square feet in a one and one-half story building situated on l.077 acres of land. All branch facilities have improvements including drive-through teller installations, drive-through automated teller machines, vault, night depository, and safe deposit facilities.

         Bank of Anderson, National Association operates out of one location in Anderson, South Carolina. The two-story building contains approximately 6,992 square feet and is situated on 1.935 acres of land in Anderson, South Carolina, which is owned by Bank of Anderson. The bank has plans to expand this office by adding 4,704 square feet of office space, which addition will possibly begin in 2003.

         Bank of Anderson owns a parcel of 0.86 acres of land in Anderson, South Carolina located approximately five miles northwest of the Bank's main office, and plans to construct a branch office there, which construction has already begun in 2003. The branch facility will have improvements including drive-through teller installations, drive-through automated teller machines, vault, night depository, and safe deposit facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 2002 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board under the symbol PBCE.OB. The reported high and low bid prices for each quarter of 2002 and 2001 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                   Sales Price of the Company's Common Stock
          Quarter Ended                          Low            High
          -------------                          ---            ----
          March 31, 2001 ...................   $   16.50     $   16.50
          June 30, 2001 ....................   $   15.75     $   15.75
          September 30, 2001 ...............   $   16.50     $   16.50
          December 31, 2001 ................   $   14.91     $   14.91
          March 31, 2002 ...................   $   16.23     $   16.23
          June 30, 2002 ....................   $   17.75     $   17.75
          September 30, 2002 ...............   $   18.10     $   18.10
          December 31, 2002 ................   $   19.50     $   19.50


         As of March 1, 2003, the number of holders of record of the Company's common stock was 1,099 and the number of issued and outstanding shares was 3,507,911.

         During 2002 the Company paid four quarterly cash dividends. A cash dividend of $0.05 per common share was declared by the Company's Board of Directors to shareholders of record on March 22nd and cash dividends of $0.06 per common share were declared by the Company's Board of Directors to shareholders of record on each of June 21st, September 20th and December 13th. In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998, January 14, 2000, January 5, 2001, January 4, 2002 and November 18, 2002 the Company paid 5% stock dividends to shareholders. It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. Payment of dividends is also subject to regulatory restrictions (see
Item 1, "PAYMENT of DIVIDENDS").

         The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Form 10-K.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                 FIVE-YEAR FINANCIAL SUMMARY
                                                                      (All amounts, except per share data, in thousands)
                                                          2002             2001             2000          1999 (1)          1998 (2)
                                                          ----             ----             ----          --------          --------
INCOME STATEMENT DATA
  Net interest income .........................        $ 12,609         $  9,899         $  9,561         $  7,455         $  5,327
  Provision for loan losses ...................             944              892              681              571              194
  Other operating income ......................           6,564            5,267            2,631            1,768            1,224
  Other operating expenses ....................          11,380            9,567            7,803            6,534            4,475
  Net income ..................................           4,383            3,069            2,431            1,375            1,261

PER SHARE DATA (3)
  Net income per common share -
     Basic ....................................        $   1.30         $   0.92         $   0.73         $   0.40         $   0.47
     Diluted ..................................        $   1.26         $   0.89         $   0.70         $   0.38         $   0.45
  Cash dividends declared .....................        $   0.23         $   0.18         $   0.15         $   0.14         $   0.14

BALANCE SHEET DATA
  Total Assets ................................        $416,122         $312,166         $259,500         $213,913         $151,671
  Total Deposits ..............................         328,174          236,802          205,634          168,776          120,100
  Total Loans (Net) ...........................         302,663          251,173          199,995          146,998           86,924
  Investment Securities .......................          86,170           35,493           36,515           35,654           36,100
  Total Earning Assets ........................         394,351          296,181          239,851          198,480          142,097
  Shareholders' Equity ........................          32,747           28,551           25,815           23,346           22,471

OTHER DATA
  Return on average assets ....................            1.21%            1.07%            1.01%            0.74%            0.96%
  Return on average equity ....................           14.49%           11.31%            9.78%            5.91%            8.71%

(1)  Seneca National Bank opened for business in February 1999.
(2)  Bank of Anderson,  National  Association,  opened for business in September
     1998.
(3) Per share data has been restated to reflect 5% stock dividends in 1998, 1999, 2000, 2001 and 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the Consolidated Financial Statements.

         Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses, Loan Loss Experience section of this document for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total  assets  increased  $103,956,000  or 33.3% from  $312,166,000  at
December 31, 2001 to $416,122,000 at December 31, 2002.

         The Company experienced significant loan growth during 2002 as the total outstanding loans (excluding mortgage loans held for sale), the largest single category of assets, increased $37,951,000 or 17.9% from $212,536,000 at

December 31, 2001 to $250,487,000 at December 31, 2002, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at December 31, 2002 for The Peoples
National Bank amounted to $150,378,000, an $18,138,000 or 13.7% increase over the $132,240,000 held at December 31, 2001. Total loans outstanding at December 31, 2002 for Bank of Anderson amounted to $68,298,000, a $14,103,000 or 26.0%
increase  over the  $54,195,000  reported  at  December  31,  2001.  Total loans outstanding at December 31, 2002 for Seneca National Bank amounted to $31,811,000, a $5,710,000 or 21.9% increase over the $26,101,000 reported at
December 31, 2001. A significant portion of the loan growth at Bank of Anderson and Seneca National Bank is attributable to the fact that each commenced business relatively recently (September 1998 and February 1999, respectively). The Company also experienced significant growth in the pool of mortgage loans held for sale. Mortgage loans held for sale increased $14,101,000 or 34.5% from $40,925,000 at December 31, 2001 to $55,026,000 at December 31, 2002, as a
result of the increase in volume in the residential mortgage department. All of the Company's mortgage loans held for sale are at The Peoples National Bank.

         The Company's securities portfolio collectively, at amortized cost, increased $49,902,000 or 141.6% from $35,230,000 at December 31, 2001 to
$85,132,000 at December 31, 2002. The increase in securities is largely due to the deployment of increased levels of deposits at the subsidiary banks. Cash and due from banks balances increased $4,275,000 or 82.2% from $5,199,000 at December 31, 2001 to $9,474,000 at December 31, 2002. The increase was largely the result of additional uncollected funds in correspondent bank accounts at year-end. The amount of federal funds sold as of December 31, 2002 was $2,635,000, a decrease of $4,568,000 or 63.4% from the $7,203,000 of federal funds sold as of December 31, 2001. This decrease in federal funds sold is largely due to a reduction of excess funds available to be invested in this type of overnight funds.

         Other assets, comprised largely of cash surrender value on life insurance policies on key executives, prepaid expenses, other real estate owned, and deferred income taxes, increased $202,000 or 5.9% to $3,632,000 at December 31, 2002 from $3,430,000 at December 31, 2001. This increase is largely attributable to an additional purchase of paid-up life insurance policy on key executives in the amount of $808,000, a decrease of $757,000 or 79.7% in other real estate owned to $193,000 at December 31, 2002 from $950,000 at December 31, 2001, and a decrease in the deferred tax asset value of $15,000 or 0.02% to $706,000 at December 31, 2002 from $721,000 at December 31, 2001.

         Total liabilities increased $99,760,000 or 35.2% from $283,615,000 at December 31, 2001 to $383,375,000 at December 31, 2002 largely as a result of a $91,372,000, or 38.6%, increase in total deposits at the Company's bank subsidiaries. Of the $91,372,000 increase in total deposits, $85,337,000 or 93.4% is attributable to growth in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts, while the remaining $6,035,000 or 6.6% is due to growth in noninterest-bearing deposits.

         Other interest-bearing liabilities comprised of securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank borrowings, increased $7,700,000 or 17.3% from $44,631,000 at December 31, 2001 to $52,331,000 at December 31, 2002. Of the $7,700,000 increase, securities sold under repurchase agreements increased $14,685,000 or 71.1% and Federal Home Loan Bank borrowings decreased $6,985,000 or 29.1% during 2002 from December 31, 2001 levels. The overall increase in these other interest-bearing liabilities is largely attributable to the loan growth experienced at all three subsidiary banks as well as an increase of $14,101,000 or 34.5% in mortgage loans held for sale at Peoples National Bank.

         Shareholders' equity increased $4,196,000 or 14.7% from $28,551,000 at December 31, 2001 to $32,747,000 at December 31, 2002. This increase comes as a result of net earnings for the period of $4,383,000, an increase in the market value on the Company's "available for sale" securities portfolio of $511,000 during the period, and the exercise of stock options under the Company's Stock Option Plans in the amount of $90,000. These additions to shareholders equity were partially offset by the declaration and payment of $778,000 in cash dividends and the payment of $10,000 of cash in lieu of fractional shares for a stock dividend during 2002.

EARNINGS PERFORMANCE

2002 Compared to 2001

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2002 resulted in net income of $4,383,000 or $1.30 per basic share ($1.26 per diluted share), compared to $3,069,000 or $0.92 per basic share ($0.89 per diluted share) for the twelve months ended December 31, 2001. The increase in the Company's net income of $1,314,000 or 42.8% for 2002 resulted largely from a significant decrease in total interest expense, largely from deposits, coupled with a significant increase in non-interest income during 2002. This was partially offset by a corresponding decrease in interest income on loans as well as increases in non-interest expense and the provision for loan losses. In particular, both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve months ended December 31, 2002, Peoples National Bank recorded net income of $3,418,000, an increase of $772,000 or 29.2% over net income of $2,646,000 in 2001. For the twelve months ended December 31, 2002, Bank of Anderson recorded net income of $809,000, an increase of $425,000 or 110.7% over the $384,000 recorded in 2001.
For the twelve months ended December 31, 2002, Seneca National Bank recorded net income of $234,000, an increase of $144,000 or 160.0% over the $90,000 recorded in 2001.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $2,710,000 or 27.4% to $12,609,000 for the year ended December 31, 2002 compared to $9,899,000 for the year ended December 31, 2001.

         The Company's total interest income increased $393,000 or 1.9% to $20,606,000 in 2002 compared to $20,213,000 for 2001. This increase is largely attributable to an increase in interest income on taxable securities of $729,000 resulting from an increase in the average balances of those types of securities, partially offset by a decrease in interest income on loans of $275,000 resulting from lower market interest rates experienced at the Company's three bank subsidiaries during 2002 when compared to 2001.

         Total interest expense decreased $2,317,000 or 22.5% to $7,997,000 in 2002 compared to $10,314,000 for 2001. The decreases in the amount of interest paid on the various categories of interest-bearing liability accounts in 2002 are largely attributable to lower market interest rates experienced at the Company's three bank subsidiaries during 2002 when compared to 2001, partially offset by higher average balances in those types of accounts.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $944,000 in 2002 compared to $892,000 for 2001, a $52,000 or 5.8% increase. This increase is largely attributable to the increase in the volume of outstanding loans during 2002 when compared to 2001, coupled with a $245,000 decrease in net charged-off loans. The Peoples National Bank made provisions for loan losses of $550,000 in 2002 compared to $621,000 in 2001. Bank of Anderson made provisions for loan losses of $130,000 in 2002 compared to $150,000 in 2001. Seneca National Bank made provisions for loan losses of $264,000 in 2002 compared to $121,000 in 2001. During fiscal year 2002 the Company experienced net charge-offs of $382,000, or 0.17% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $627,000, or 0.32% of average outstanding loans in fiscal year 2001. The net charge-offs are attributable to $97,000 in net charge-offs at The Peoples National Bank, $12,000 in net charge-offs at Bank of Anderson, N. A., and $273,000 in net charge-offs at Seneca National Bank. At December 31, 2002 the allowance for loan losses was 1.14% as a percentage of outstanding loans compared to 1.08% at December 31, 2001.

         At December 31, 2002 the Company had $926,000 in non-accrual loans, no restructured loans, $5,000 in loans past due 90 days or more but still accruing interest, and $193,000 in real estate acquired in settlement of loans, compared to $993,000, $8,000, $0, and $950,000 respectively at December 31, 2001.
Non-performing assets as a percentage of all loans and other real estate owned were 0.37% and 0.77% at December 31, 2002 and 2001, respectively.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2002 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, increased $1,297,000, or 24.6% from $5,267,000 in 2001 to $6,564,000 in 2002.
This increase is largely attributable to an increase of $926,000, or 28.1%, in origination and service release fees on residential mortgage loans from $3,295,000 in 2001 to $4,221,000 in 2002; an increase of $321,000, or 23.2%, in services charges on deposit accounts from $1,381,000 in 2001 to $1,702,000 in 2002; and an increase of $9,000, or 1.5%, in other miscellaneous income from $591,000 in 2001 to $600,000 in 2002. The Company recorded a $41,000 gain on the sale of securities in 2002 and no gain or loss on the sale of securities in 2001.

Other Expenses

         Total consolidated other expenses increased $1,813,000 or 19.0% to $11,380,000 in 2002 compared to $9,567,000 in 2001. The increase in overall non-interest expense is indicative of the Company's continued growth and normal expense increases throughout the Company. Salaries and benefits, the largest component of non-interest expense, increased $1,190,000 or 21.3% to $6,768,000 in 2002 compared to $5,578,000 in 2001. The increase in salaries and benefits for the comparative periods is primarily attributable to the additional staffing associated with the Company's subsidiary banks during 2002, and normal additional staffing and salary increases throughout the Company.

         Occupancy expense increased $34,000 or 6.61% to $548,000 in 2002 compared to $514,000 in 2001. The increase in occupancy expense for the two comparative periods is partially attributable to the fact that the Company occupied some additional office space that it already owned during 2002. Equipment expense increased $177,000 or 27.5% to $820,000 in 2002 compared to $643,000 in 2001. The increase for the comparative periods is partially attributable to depreciation and other expenses associated with the conversion to a new data processing system during 2002.

         Miscellaneous other operating expenses increased $412,000 or 14.5% to $3,244,000 in 2002 compared to $2,832,000 in 2001. The increase in miscellaneous other operating expenses is attributable to the overall continued growth of the Company and its three subsidiary banks.

2001 Compared to 2000

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2001 resulted in net income of $3,069,000 or $0.92 per basic share ($0.89 per diluted share), compared to $2,431,000, or $0.73 per basic share ($0.70 per diluted share) for the twelve months ended December 31, 2000. The increase in the Company's net income of $638,000 or 26.2% for 2001 resulted largely from a significant increase in total interest income, largely from loans, coupled with a significant increase in non-interest income during 2001. This was partially offset by corresponding increases in interest expense, non-interest expense, and provision for loan losses. In particular, both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve months ended December 31, 2001, Peoples National Bank recorded net income of $2,646,000, an increase of $464,000 or 21.3% over net income of $2,182,000 in 2000. For the twelve months ended December 31, 2001, Bank of Anderson recorded net income of $384,000, an increase of $163,000 or 73.8% over the $221,000 recorded in 2000. For the twelve months ended December 31, 2001, Seneca National Bank recorded net income of $90,000, an increase of $49,000 or 119.5% over the $41,000 recorded in 2000.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $338,000 or 3.5% to $9,899,000 for the year-ended December 31, 2001 compared to $9,561,000 for the year-ended December 31, 2000.

         The Company's total interest income increased $1,378,000 or 7.3% to $20,213,000 in 2001 compared to $18,835,000 for 2000. This increase is largely attributable to an increase in loan interest income of $1,551,000 resulting from an increase in the average outstanding balances of permanent loans as well as loans held for sale, but somewhat diminished by lower market interest rates experienced at the Company's three bank subsidiaries during 2001 when compared to 2000.

         Total interest expense increased $1,040,000 or 11.2% to $10,314,000 in 2001 compared to $9,274,000 for 2000. The increases in the amount of interest paid on the various categories of interest-bearing liability accounts in 2001 are largely attributable to the increases in the average outstanding balances for these types of accounts, but they are somewhat offset by lower market interest rates experienced at the Company's three bank subsidiaries during 2001 when compared to 2000.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $892,000 in 2001 compared to $681,000 for 2000, a $211,000 or 31.0% increase. This increase is largely attributable to the increase in the volume of outstanding loans during 2001 when compared to 2000. The Peoples National Bank made provisions for loan losses of

$621,000 in 2001 compared to $403,000 in 2000. Bank of Anderson made provisions for loan losses of $150,000 in 2001 compared to $198,000 in 2000. Seneca
National Bank made provisions for loan losses of $121,000 in 2001 compared to $80,000 in 2000. During fiscal year 2001 the Company experienced net charge-offs of $627,000 or 0.32% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $239,000 or 0.14% of average outstanding loans in fiscal year 2000. The net charge-offs are attributable to $590,000 in net charge-offs at The Peoples National Bank, $30,000 in net charge-offs at Bank of Anderson, N. A., and $7,000 in net charge-offs at Seneca National Bank. At December 31, 2001 the allowance for loan losses was 1.08% as a percentage of outstanding loans (excluding mortgage loans held for sale) compared to 1.09% at December 31, 2000.

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

Other Income

         Total consolidated other income, including securities transactions, increased $2,636,000, or 100.2% from $2,631,000 in 2000 to $5,267,000 in 2001.
This increase is largely attributable to an increase of $1,961,000, or 147.0%, in origination and service release fees on residential mortgage loans from $1,334,000 in 2000 to $3,295,000 in 2001; an increase of $724,000, or 313.4%, in net overdraft privilege fees from $231,000 in 2000 to $955,000 in 2001; and an increase of $147,000, or 73.9%, in other miscellaneous income from $199,000 in 2000 to $346,000 in 2001. The Company did not record any gains or losses on the sale of securities in either of 2001 or 2000.

Other Expenses

         Total consolidated other expenses increased $1,764,000 or 22.6% to $9,567,000 in 2001 compared to $7,803,000 in 2000. The significant increase in overall non-interest expense is indicative of the significantly larger scale of operations for the Company. Salaries and benefits, the largest component of non-interest expense, increased $1,076,000 or 23.9% to $5,578,000 in 2001 compared to $4,502,000 in 2000. The increase in salaries and benefits for the comparative periods is primarily attributable to the additional staffing associated with the Company's mortgage lending activities during 2001 and normal additional staffing and salary increases throughout the Company.

         Occupancy expense increased $144,000 or 38.9% to $514,000 in 2001 compared to $370,000 in 2000. The increase in occupancy expense for the two comparative periods is partially attributable to an increase in depreciation, maintenance and utilities associated with the purchase of a corporate headquarters building late in the year 2000. Equipment expense increased $37,000 or 6.1% to $643,000 in 2001 compared to $606,000 in 2000. The increase for the comparative periods is attributable to increases in depreciation and maintenance expense associated with the Company's overall growth.

         Miscellaneous other operating expenses increased $507,000 or 21.8% to $2,832,000 in 2001 compared to $2,325,000 in 2000. The increase in miscellaneous other operating expenses is attributable to the overall continued growth of the Company and its three subsidiary banks.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLUSURES ABOUT MARKET RISK

         Reference is made to the section "Market Risk - Interest Rate Sensitivity" included in "Business" under Item 1 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Consolidated Balance Sheets as of December 31, 2002 and 2001.

- Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

- Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

- Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

-    Notes to Financial Statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                s/Elliott Davis, LLC


Greenville, South Carolina
January 31, 2003

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                  DECEMBER 31,
                                                                                                                  ------------
                                                                                                              2002             2001
                                                                                                              ----             ----
                                          ASSETS

CASH AND DUE FROM BANKS ..........................................................................         $  9,474         $  5,199

INTEREST - BEARING DEPOSITS IN OTHER BANKS .......................................................               33               24

FEDERAL FUNDS SOLD ...............................................................................            2,635            7,203
                                                                                                           --------         --------

         Total cash and cash equivalents .........................................................           12,142           12,426

SECURITIES
      Available for sale .........................................................................           80,163           30,339
      Held for investment (fair value of $4,248 (2002) and $3,417 ( 2001)) .......................            4,123            3,339
      Other investments, at cost .................................................................            1,884            1,815

MORTGAGE LOANS HELD FOR SALE .....................................................................           55,026           40,925

LOANS (less allowance for loan losses of $2,850 (2002) and $2,288 (2001)) ........................          247,637          210,248

PREMISES AND EQUIPMENT, net of accumulated depreciation ..........................................            9,539            7,961

ACCRUED INTEREST RECEIVABLE ......................................................................            1,976            1,683

OTHER ASSETS .....................................................................................            3,632            3,430
                                                                                                           --------         --------

                                                                                                           $416,122         $312,166
                                                                                                           ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing ..........................................................................         $ 40,614         $ 34,579
    Interest-bearing .............................................................................          287,560          202,223
                                                                                                           --------         --------

      Total deposits .............................................................................          328,174          236,802

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ......................................................           35,331           20,646

ADVANCES FROM FEDERAL HOME LOAN BANK .............................................................           17,000           23,985

ACCRUED INTEREST PAYABLE .........................................................................            1,575            1,218

OTHER LIABILITIES ................................................................................            1,295              964
                                                                                                           --------         --------

      Total liabilities ..........................................................................          383,375          283,615
                                                                                                           --------         --------

COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 10,000,000 shares authorized; $1.67 par value
      per share; 3,507,911 (2002) shares and 3,328,609 (2001) shares outstanding .................            5,858            5,559
    Additional paid-in capital ...................................................................           25,758           22,786
    Retained earnings ............................................................................              446               32
    Accumulated other comprehensive income .......................................................              685              174
                                                                                                           --------         --------

                                                                                                             32,747           28,551
                                                                                                           --------         --------

                                                                                                           $416,122         $312,166
                                                                                                           ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except share information)

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                            2002              2001            2000
                                                                                            ----              ----            ----
INTEREST INCOME
    Interest and fees on loans ..................................................          $17,433          $17,708          $16,157
    Interest on securities
      Taxable ...................................................................            2,647            1,918            2,086
      Tax-exempt ................................................................              151              167              195
    Interest on federal funds sold ..............................................              375              420              397
                                                                                           -------          -------          -------

         Total interest income ..................................................           20,606           20,213           18,835
                                                                                           -------          -------          -------

INTEREST EXPENSE
    Interest on deposits ........................................................            7,224            9,226            8,256
    Interest on federal funds purchased and securities sold
      under repurchase agreements ...............................................              511              679              789
    Interest on advances from Federal Home Loan Bank ............................              262              409              229
                                                                                           -------          -------          -------

         Total interest expense .................................................            7,997           10,314            9,274
                                                                                           -------          -------          -------

         Net interest income ....................................................           12,609            9,899            9,561

PROVISION FOR LOAN LOSSES .......................................................              944              892              681
                                                                                           -------          -------          -------

         Net interest income after provision for loan losses ....................           11,665            9,007            8,880
                                                                                           -------          -------          -------

NONINTEREST INCOME
    Service fees and other ......................................................            2,302            1,972            1,297
    Mortgage banking ............................................................            4,221            3,295            1,334
    Gain on sale of available for sale securities ...............................               41                -                -

                                                                                           -------          -------          -------

                                                                                             6,564            5,267            2,631
                                                                                           -------          -------          -------

NONINTEREST EXPENSES
    Salaries and benefits .......................................................            6,768            5,578            4,502
    Occupancy ...................................................................              548              514              370
    Equipment ...................................................................              820              643              606
    Marketing and advertising ...................................................              333              232              231
    Communications ..............................................................              235              223              241
    Printing and supplies .......................................................              275              199              155
    Bank paid loan costs ........................................................              620              576               91
    Other operating .............................................................            1,781            1,602            1,607
                                                                                           -------          -------          -------

                                                                                            11,380            9,567            7,803
                                                                                           -------          -------          -------

         Income before income taxes .............................................            6,849            4,707            3,708

PROVISION FOR INCOME TAXES ......................................................            2,466            1,638            1,277
                                                                                           -------          -------          -------

         Net income .............................................................          $ 4,383          $ 3,069          $ 2,431
                                                                                           =======          =======          =======

BASIC NET INCOME PER COMMON SHARE ...............................................          $  1.30          $  0.92          $  0.73
                                                                                           =======          =======          =======

DILUTED NET INCOME PER COMMON SHARE .............................................          $  1.26          $  0.89          $  0.70
                                                                                           =======          =======          =======

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2002, 2001 and 2000
                 (Amounts in thousands except share information)

                                                                                                               Accumulated
                                                                                                                 other
                                                                                                                 compre-    Total
                                                                Common stock         Additional                  hensive    share-
                                                           ---------------------      paid-in      Retained       income   holders'
                                                             Shares       Amount      Capital      earnings       (loss)    equity
                                                             ------       ------      -------      --------       ------    ------

BALANCE, DECEMBER 31, 1999 ..............................   2,987,627   $  4,989     $  18,867       $   -    $  (510)    $  23,346
                                                                                                                          ---------
    Net income ..........................................           -          -             -       2,431          -         2,431
    Other comprehensive income:
      Unrealized holding gains on securities available
      for sale, net of income taxes of $231 .............           -          -             -           -        448           448
                                                                                                                          ---------
  Comprehensive income ................................           -          -               -           -          -         2,879
    Stock dividend (5%) .................................     150,420        251         1,736      (1,987)         -             -
    Cash in lieu of fractional shares on stock dividend .           -          -             -          (8)         -            (8)
    Cash dividends ($.145 per share) ....................           -          -             -        (436)         -          (436)
    Proceeds from stock options exercised ...............      29,999         50           (16)          -          -            34
                                                            ---------    -------    ----------     -------      -----     ---------

BALANCE, DECEMBER 31, 2000 ..............................   3,168,046      5,290        20,587           -        (62)       25,815
                                                                                                                          ---------

    Net income ..........................................           -          -             -       3,069          -         3,069
    Other comprehensive income:
      Unrealized holding gains on securities available
      for sale, net  of income taxes of $122 ............           -          -             -           -        236           236
                                                                                                                          ---------
    Comprehensive income ................................           -          -             -           -          -         3,305
    Stock dividend (5%) .................................     157,891        264         2,193      (2,457)         -             -
    Cash in lieu of fractional shares on stock dividend .           -          -             -         (10)         -           (10)
    Cash dividends ($.18 per share) .....................           -          -             -        (570)         -          (570)
    Proceeds from stock options exercised ...............       2,672          5             6           -          -            11
                                                            ---------    -------    ----------     -------      -----     ---------

BALANCE, DECEMBER 31, 2001 ..............................   3,328,609      5,559        22,786          32        174        28,551
                                                                                                                          ---------

Net income ..............................................          -           -             -       4,383          -         4,383
Other comprehensive income:
     Unrealized holding gains on securities available
     for sale, net of income taxes of $277 ..............          -           -             -           -        537             -

      Less reclassification adjustment for gains
         included in net  income, net of income
         taxes of $14 ....................................         -           -             -           -        (26)            -

                                                                                                                -----


      Net unrealized holding gains on securities .........         -           -             -           -        511           511
                                                                                                                -----     ---------

Comprehensive income                                                                                                          4,894
Stock dividend (5%) ......................................    166,541        278         2,903      (3,181)         -             -
Cash in lieu of fractional shares on stock dividend ......          -          -             -         (10)         -           (10)
Cash dividends ($.23 per share) ..........................                                            (778)         -          (778)
Proceeds from stock options exercised ....................     12,761         21            69                                   90
                                                            ---------    -------    ----------     -------      -----     ---------

BALANCE, DECEMBER 31, 2002 ...............................  3,507,911    $ 5,858    $   25,758     $   446      $ 685     $  32,747
                                                            =========    =======    ==========     =======      =====     =========

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                 For the years ended December 31,
                                                                                                 --------------------------------
                                                                                               2002          2001             2000
                                                                                               ----          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................................     $   4,383      $   3,069      $   2,431
    Adjustments to reconcile net income to net cash
      used for operating activities
      Loss on sale of premises and equipment ..........................................            53              -              -
      Gain on sale of securities available for sale ...................................           (40)             -              -
      Provision for loan losses .......................................................           944            892            681
      Benefit from deferred income taxes ..............................................           (81)          (110)          (181)
      Depreciation ....................................................................           614            564            524
      Amortization and accretion (net) of premiums and discounts on securities ........           133             12             31
      Origination of mortgage loans held for sale .....................................      (400,545)      (182,276)      (112,367)
      Sale of mortgage loans held for sale ............................................       386,444        158,343        102,037
      (Increase) decrease in accrued interest receivable ..............................          (293)           133           (262)
      Increase in other assets ........................................................          (384)          (460)          (357)
      Increase (decrease) in accrued interest payable .................................           357           (503)           567
      Increase in other liabilities ...................................................           331            448            491
                                                                                            ---------      ---------      ---------

           Net cash used for operating activities .....................................        (8,084)       (19,888)        (6,405)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities held for investment .....................................          (784)             -              -
      Purchases of securities available for sale ......................................      (102,705)       (33,217)        (5,628)
      Purchase of other investments ...................................................           (69)             -              -
      Proceeds from principal pay downs on securities available for sale ..............         8,280          6,684          3,980
      Proceeds from the maturity of securities available for sale .....................        39,492         27,900          1,433
      Proceeds from the sale of securities available for sale .........................         5,790              -              -
      Net increase in loans ...........................................................       (38,333)       (28,764)       (43,587)
      Proceeds from the sale of premises and equipment ................................           113              -              -
      Purchase of premises and equipment ..............................................        (2,358)          (387)        (1,693)
                                                                                            ---------      ---------      ---------

           Net cash used for investing activities .....................................       (90,574)       (27,784)       (45,495)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits ........................................................        91,372         31,168         36,858
      Net increase (decrease) in federal funds purchased ..............................             -         (3,660)         3,660
      Net increase (decrease) in securities sold under repurchase agreements ..........        14,685          6,489         (1,277)
      Net increase (decrease) in advances from Federal Home Loan Bank .................        (6,985)        15,985          3,000
      Proceeds from the sale of stock and exercise of stock options ...................            90             11             34
      Cash dividends paid .............................................................          (778)          (570)          (436)
      Cash in lieu of fractional shares on stock dividends ............................           (10)           (10)            (8)
                                                                                            ---------      ---------      ---------

           Net cash provided by financing activities ..................................        98,374         49,413         41,831
                                                                                            ---------      ---------      ---------

           Net increase (decrease) in cash and cash equivalents .......................          (284)         1,741        (10,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................        12,426         10,685         20,754
                                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................................     $  12,142      $  12,426      $  10,685
                                                                                            =========      =========      =========

CASH PAID FOR
    Interest ..........................................................................     $   7,640      $  10,817      $   8,707
                                                                                            =========      =========      =========

    Income taxes ......................................................................     $   2,484      $   1,722      $   1,169
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

 Loans and allowance for loan losses
   Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest is calculated using the simple interest method on daily balances of the principal amounts outstanding. Loan origination and commitment fees and direct loan origination costs are deferred and amortized over the contractual life of the related loans or commitments as an adjustment of the related loan yields. An allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.
                                                                     (Continued)

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

   Non-performing assets

     Loans are placed in a non-accrual status when, in the opinion of management, the collection of interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

   Other real estate owned
     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2002 and 2001 real estate owned by the Company totaled $193,000 and $950,000, respectively, and is included in other assets. During 2002 and 2001, the Company transferred loans to real estate acquired in foreclosure of $146,000 and $714,000, respectively.

   Income taxes
     The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in SFAS No. 109, "Accounting for Income Taxes".


                                                                     (Continued)

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

   Risks and uncertainties
     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The
     Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale.

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

   Stock option compensation plans
     The Company has a stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring five to ten years from the date of grant. The Company also has a directors' stock option plan through which non-employee directors of the Company shall be granted options to purchase 500 shares of common stock for each year served on the board up to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's board service or ten years from the grant date.

     The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.













                                                                     (Continued)

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2002            2001               2000
                                                                                           ----            ----               ----

Net income, as reported .......................................................         $   4,383        $  3,069         $   2,431
Deduct:  total stock-based employee compensation expense
   determined under fair value based method for all awards,
   Net of related tax effects .................................................              (45)             (58)              (43)
                                                                                        --------         --------         ---------

Pro forma net income ..........................................................         $  4,338         $  3,011         $   2,388
                                                                                        ========         ========         =========

Net income per common share
   Basic - as reported ........................................................         $   1.30         $   0.92         $     0.73
                                                                                        ========         ========         =========

   Basic - pro forma ..........................................................         $   1.29         $   0.90         $     0.71
                                                                                        ========         ========         =========

   Diluted - as reported ......................................................         $   1.26         $   0.89         $     0.70
                                                                                        ========         ========         =========

   Diluted - pro forma ........................................................         $   1.25         $   0.87         $     0.69
                                                                                        ========         ========         =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000: dividend yields from $.15 to $.25 per share, expected volatility from 5 to 27 percent, risk-free interest rates from 4.50 to 6.50 percent and expected life of 10 years.

   Recently issued accounting standards
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Company.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion NO. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations.




                                                                     (Continued)

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions form the scope of SFAS No. 72, Accounting for Certain
     Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.



NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances at December 31, 2002 and 2001 were approximately $2,281,000 and $1,430,000, respectively.

NOTE 3 - SECURITIES
          Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                   2002
                                                                                                   ----
                                                                                              Unrealized holding
                                                                          Amortized           ------------------              Fair
                                                                            cost            Gains           Losses            value
                                                                            ----            -----           ------            -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF OTHER U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing within one year ..................................          $ 4,422          $    97          $     -          $ 4,519
     Maturing after one but within five years ..................           53,059              339                -           53,398
     Maturing after five but within ten years ..................           11,225              235                -           11,460
     Maturing after ten years ..................................           10,419              367                -           10,786
                                                                          -------          -------          -------          -------

                                                                          $79,125          $ 1,038                -          $80,163
                                                                          =======          =======          =======          =======

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................          $   375          $     3                -          $   378
     Maturing after one but within five years ..................            2,327              128                -            2,455
     Maturing after five but within ten years ..................            1,321                -                9            1,312
     Maturing after ten years ..................................              100                3                -              103
                                                                          -------          -------          -------          -------

                                                                          $ 4,123          $   134          $     9          $ 4,248
                                                                          =======          =======          =======          =======

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
                                                                          =======          =======          =======          =======


                                                                     (Continued)

OTHER INVESTMENTS, AT COST
  The Banks, as member institutions, own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB"), the Federal Reserve Bank, and the Bankers Bank. The stock is generally pledged against any borrowings from these institutions (see Note 8). No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value. The Company's investments in stock are carried at par value and are summarized below (tabular amounts in thousands):

                                                              December 31,
                                                              ------------
                                                          2002            2001
                                                          ----            ----

Federal Reserve Bank .......................            $  396            $  396
FHLB .......................................             1,433             1,364
Bankers Bank ...............................                55                55
                                                        ------            ------

                                                        $1,884            $1,815
                                                        ======            ======

            Securities with carrying amounts of $54,048,000 and $34,579,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                            2002             2001
                                                                                                            ----             ----
Commercial and industrial - not secured by real estate .......................................           $ 35,548           $ 26,997
Commercial and industrial - secured by real estate ...........................................             72,600             53,445
Residential real estate - mortgage ...........................................................             69,579             60,881
Residential real estate - construction .......................................................             48,452             48,099
Loans to individuals for household, family and other personal expenditures ...................             24,308             23,114
                                                                                                         --------           --------
                                                                                                          250,487            212,536
Less allowance for loan losses ...............................................................              2,850              2,288
                                                                                                         --------           --------

                                                                                                          247,637           $210,248
                                                                                                         ========           ========

            Changes in the allowance for loan losses were as follows:



                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                    2002                2001                  2000
                                                                                    ----                ----                  ----
BALANCE, BEGINNING OF YEAR ..........................................             $ 2,288              $ 2,023              $ 1,581
     Provision for loan losses ......................................                 944                  892                  681
     Loans charged off, net of recoveries ...........................                (382)                (627)                (239)
                                                                                  -------              -------              -------

BALANCE, END OF YEAR ................................................             $ 2,850              $ 2,288              $ 2,023
                                                                                  =======              =======              =======

            At December 31, 2002 and 2001 nonaccrual loans amounted to $926,000 and $993,000, respectively. Foregone interest income was approximately $76,000, $85,000 and $64,000 on nonaccrual loans for 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, there were no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts, except years, in thousands):

                                                                 December 31,
                                            Estimated            ------------
                                           useful lives       2002         2001
                                           ------------       ----         ----
Land ....................................                   $ 2,122      $ 1,678
Building and improvements ...............   15 - 40 years     5,555        5,630
Furniture, fixtures and equipment .......   3 - 10 years      5,479        3,834
                                                            -------      -------

                                                             13,156       11,142
Less accumulated depreciation ...........                     3,617        3,181
                                                            -------      -------

                                                            $ 9,539      $ 7,961
                                                            =======      =======

            Depreciation  expense  of  approximately   $614,000,   $564,000  and
$524,000 for 2002, 2001 and 2000, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS
            The amounts and scheduled maturities of deposits are as follows (tabular amounts in thousands):

                                                               December 31,
                                                               ------------
                                                          2002            2001
                                                          ----            ----
Time certificates maturing
     Within one year .............................       $121,115       $115,570
     After one but within two years ..............         35,522         19,483
     After two but within three years ............         13,768          1,562
     After three but within four years ...........          1,998            886
     After four years ............................          4,723            118
                                                         --------       --------

                                                          177,126        137,619

Transaction and savings accounts .................        151,048         99,183
                                                         --------       --------

                                                         $328,174       $236,802
                                                         ========       ========

            Certificates of deposit in excess of $100,000 totaled approximately $79,399,000 and $61,954,000 at December 31, 2002 and 2001, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $2,197,000 in 2002, $3,066,000 in 2001, and $2,735,000 in 2000.

            The Banks had approximately $990,000 and $12,781,000 in time certificates from customers outside their market area, at December 31, 2002 and 2001, respectively.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                             2002            2001
                                                                                                             ----            ----
U. S. Government securities with an amortized cost of $46,989,000
     ($48,138,000 fair value) and $18,671,000 ($18,786,000 fair value) at
     December 31, 2002 and 2001, respectively, collateralize the agreements ....................           $35,331           $20,646
                                                                                                           =======           =======

                                                                     (Continued)

            The  Banks  enter  into  sales of  securities  under  agreements  to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 2.44 percent and 3.84 percent at December 31, 2002 and 2001, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $25,597,000 and $17,165,000 during 2002 and 2001, respectively. The maximum amounts outstanding at any month-end were $35,331,000 and $20,646,000 during 2002 and 2001, respectively.

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

            The Banks had advances aggregating $17,000,000 and $23,985,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Banks had $12,000,000 and $18,985,000 of advances which bear interest at 1.30 and 1.83 percent, respectively, and mature daily. At December 31, 2002 and 2001, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. An advance outstanding at December 31, 2001 was called by the FHLB in the first quarter of 2002. At December 31, 2002 and 2001, the advances were collateralized by one to four family residential mortgage loans aggregating approximately $34,664,000 and $30,600,000, respectively, and by FHLB stock owned by all three Banks. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB.

NOTE 9 - UNUSED LINES OF CREDIT
            The Banks have unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,750,000 at December 31, 2002. These lines of credit are available on a one to seven day basis for general corporate purposes.

            The Peoples National Bank has the ability to borrow an additional $51,214,000 or 20 percent of total assets from the FHLB as of December 31, 2002. The Bank of Anderson, N.A. has the ability to borrow an additional $13,186,000 or 10 percent of total assets, and the Seneca National Bank has the ability to borrow an additional $4,530,000 or 10 percent of total assets. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 10 - INCOME TAXES

         Provision for income taxes consists of the following (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                  2002       2001         2000
                                                  ----       ----         ----
Current tax provision
    Federal ................................    $ 2,346     $ 1,531     $ 1,351
    State ..................................        201         217         107
                                                -------     -------     -------

           Total current taxes .............      2,547       1,748       1,458
    Deferred tax benefit ...................        (81)       (110)       (181)
                                                -------     -------     -------

           Provision for income taxes ......    $ 2,466     $ 1,638     $ 1,277
                                                =======     =======     =======

             Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                       2002               2001                2000
                                                                                       ----               ----                ----
Tax expense at statutory rate ..........................................            $ 2,328             $ 1,601             $ 1,261
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit .........................                129                 135                  71
    Tax-exempt interest income .........................................                (51)                (57)                  -
    Officer's life insurance ...........................................                (22)                (22)                (56)
    Other ..............................................................                 82                 (19)                  1
                                                                                    -------             -------             -------

      Provision for income taxes .......................................            $ 2,466             $ 1,638             $ 1,277
                                                                                    =======             =======             =======

             Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows:

                                                                                                                  December 31,
                                                                                                                  ------------
                                                                                                             2002              2001
                                                                                                             ----              ----
Allowance for loan losses ....................................................................             $ 969              $ 881
Tax depreciation in excess of book depreciation ..............................................              (391)              (207)
Deferred compensation ........................................................................                70                 63
Unrealized holding gains on securities available for sale ....................................              (165)               (90)
Tax deferral of business start-up costs ......................................................                 9                 24
Other ........................................................................................                49                (40)
                                                                                                           -----              -----
                                                                                                           $ 541              $ 631
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

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2002, unfunded commitments to extend credit were $64,267,000. Since many commitments will expire unfunded, the amount of unfunded commitments does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


                                                                     (Continued)

         At December 31, 2002, $5,248,000 was committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


NOTE 12 - LEGAL CONTINGENCIES

         The Company is, from time to time, a party to various lawsuits and claims arising from the conduct of its business. At December 31, 2002, no lawsuits or claims were pending that are expected to have any material adverse effect on the financial position or results of operations of the Company.


NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2002 and 2001, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $8,261,000 and $7,529,000, respectively. During 2002, $4,011,000 of new loans were made to this group and repayments of $3,279,000 were received. This same group had deposits in the Banks of $7,916,000.


NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 3,364,873 in 2002, 3,341,199 in 2001 and 3,455,235 in 2000. The
weighted average number of common shares outstanding for diluted net income per common share was 3,473,170 in 2002, 3,432,323 in 2001 and 3,443,107 in 2000.

            The Company declared or issued five percent common stock dividends in 2002, 2001, and 2000. Net income per common share in prior years has been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2002 the Banks' retained earnings were approximately $15,309,000.

         NOTE 16 - STOCK OPTION COMPENSATION PLANS

         A summary of the status of the plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends):

                                                     2002                            2001                         2000
                                                     ----                            ----                         ----
                                                            Weighted                       Weighted                       Weighted
                                                             average                        average                        average
                                           Shares         exercise price      Shares     exercise price     Shares    exercise price
                                           ------         --------------      ------     --------------     ------    --------------
Outstanding at beginning
   of year .........................       216,983           $ 7.97          200,084      $    7.19         235,982       $   6.28
Granted ............................        17,325            17.37           19,845          15.00           9,261          15.44
Exercised ..........................       (13,399)            6.70           (2,946)          3.89         (43,955)          4.19
Forfeited or expired ...............             -             -                   -              -          (1,204)         10.14
                                          --------                          --------                        -------

Outstanding at end of year .........       220,909             8.39          216,983           7.97         200,084           7.19
                                          ========                         =========                        =======

Options exercisable at
   year-end ........................       202,832                           197,265                        185,114

Weighted average fair
value of options granted
during the year ....................      $  17.37                         $   15.00                        $ 15.44

Shares available for grant .........       265,180                           282,505                        302,350


            The following table summarizes information at December 31, 2002:

                                                 Options outstanding                           Options exercisable
                                                 -------------------                           -------------------
                                                        Weighted
                                                        average           Weighted                            Weighted
      Range of                                         remaining           average                             average
      exercise                       Number           contractual         exercise           Number           exercise
       prices                      outstanding            life              price          Exercisable          price
----------------------           ----------------   ----------------   ---------------   ----------------   --------------

      $3.89                               45,621          1.5 years      $     3.89               45,621      $     3.89
       6.72                               87,086          4.3                  6.72               87,086            6.72
      10.22                                1,908          5.3                 10.22                1,908           10.22
      10.20                               19,132          5.6                 10.20               16,262           10.20
      10.19-10.20                         15,299          5.8                 10.19               13,004           10.19
      12.38                                5,454          6.3                 12.38                5,454           12.38
      15.57                                9,248          7.3                 15.57                9,248           15.57
      16.33                                6,061          8.1                 16.33                2,425           16.33
      14.75                                1,653          8.3                 14.75                  661           14.75
      14.52                                8,816          8.5                 14.52                8,816           14.52
      14.52                                1,102          8.6                 14.52                  441           14.52
      14.12                                2,204          8.8                 14.12                  882           14.12
      16.91                                8,925          9.5                 16.91                8,925           16.91
      17.86                                8,400          9.6                 17.86                2,099           17.86
                                 ---------------                                         ---------------

                                         220,909                                                 202,832
                                 ===============                                         ===============

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

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan for all eligible employees. Subject to ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first six percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $111,207, $85,089 and $73,155 were charged to operations during 2002, 2001 and 2000, respectively.

            Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $42,706, $42,705 and $42,705 in 2002, 2001, and 2000, respectively.


NOTE 18 - REGULATORY MATTERS

            The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Company and Banks meet all capital adequacy requirements to which they are subject.

            As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Company's and the Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                  To be well
                                                                                                              capitalized under
                                                                                     For capital              prompt corrective
                                                                                  adequacy purposes           action provisions
                                                                               -------------------------   -------------------------
                                                             Actual                    Minimum                     Minimum
                                                    -------------------------  -------------------------   -------------------------
                                                      Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                    ------------  -----------  -----------  ------------   ----------  -------------
                                                                                 (amounts in thousands)
Peoples Bancorporation, Inc.:

As of December 31, 2002
    Total Capital (to risk-weighted assets) ......     $ 34,912      11.96%    $   23,353        8.00%     $  29,191        10.00%
    Tier I Capital (to risk-weighted assets) .....       32,062      10.98         11,680        4.00         17,520         6.00
    Tier I Capital (to average assets) ...........       32,062       7.93         16,173        4.00         20,216         5.00

As of December 31, 2001
    Total Capital (to risk-weighted assets) ......  $    30,665      12.88%    $   19,047        8.00%     $  23,808        10.00%
    Tier I Capital (to risk-weighted assets) .....       28,377      11.91          9,530        4.00         14,296         6.00
    Tier I Capital (to average assets) ...........       28,377       9.55         11,886        4.00         14,857         5.00


                                                                     (Continued)

                                                                                                                  To be well
                                                                                                              capitalized under
                                                                                     For capital              prompt corrective
                                                                                  adequacy purposes           action provisions
                                                                               -------------------------   -------------------------
                                                             Actual                    Minimum                     Minimum
                                                    -------------------------  -------------------------   -------------------------
                                                       Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                    ------------  -----------  -----------  ------------   ----------  -------------
                                                                                (amounts in thousands)
The Peoples National Bank:

As of December 31, 2002
    Total Capital (to risk-weighted assets) .......  $20,564        10.97%       $14,997        8.00%       $18,746        10.00%
    Tier I Capital (to risk-weighted assets) ......   18,789        10.02          7,501        4.00         11,251         6.00
    Tier I Capital (to average assets) ............   18,789         7.73          9,723        4.00         12,153         5.00

As of December 31, 2001
    Total Capital (to risk-weighted assets) .......  $17,471        11.08%       $12,614        8.00%       $15,768        10.00%
    Tier I Capital (to risk-weighted assets) ......   16,149        10.24          6,308        4.00          9,462         6.00
    Tier I Capital (to average assets) ............   16,149         8.06          8,014        4.00         10,018         5.00

Bank of Anderson, N.A.:

As of December 31, 2002
    Total Capital (to risk-weighted assets) .......  $ 8,760        11.69%       $ 5,995        8.00%       $ 7,494        10.00%
    Tier I Capital (to risk-weighted assets) ......    8,015        10.70          2,996        4.00          4,494         6.00
    Tier I Capital (to average assets) ............    8,015         6.43          4,986        4.00          6,233         5.00

As of December 31, 2001
    Total Capital (to risk-weighted assets) .......  $ 6,333        12.31%       $ 4,116        8.00%       $ 5,145        10.00%
    Tier I Capital (to risk-weighted assets) ......    5,706        11.09          2,058        4.00          3,087         6.00
    Tier I Capital (to average assets) ............    5,706         8.99          2,539        4.00          3,174         5.00

Seneca National Bank:

As of December 31, 2002
    Total Capital (to risk-weighted assets) .......  $ 3,943        12.18%       $ 2,590        8.00%       $ 3,237        10.00%
    Tier I Capital (to risk-weighted assets) ......    3,613        11.16          1,295        4.00          1,942         6.00
    Tier I Capital (to average assets) ............    3,613         7.90          1,829        4.00          2,287         5.00

As of December 31, 2001
    Total Capital (to risk-weighted assets) .......  $ 3,712        13.95%       $ 2,129        8.00%       $ 2,661        10.00%
    Tier I Capital (to risk-weighted assets) ......    3,379        12.70          1,064        4.00          1,596         6.00
    Tier I Capital (to average assets) ............    3,379        10.11          1,337        4.00          1,671         5.00

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                    December 31,
                                                                                                    ------------
                                                                                        2002                          2001
                                                                                        ----                          ----
                                                                            Carrying           Fair         Carrying          Fair
                                                                             amount           value          amount           value
                                                                             ------           -----          ------           -----
Financial assets:
     Cash and due from banks .......................................        $  9,474           9,474        $  5,199        $  5,199
     Interest-bearing deposits in other banks ......................              33              33              24              24
     Federal funds sold ............................................           2,635           2,635           7,203           7,203
     Securities available for sale .................................          80,163          80,163          30,339          30,339
     Securities held for investment ................................           4,123           4,248           3,339           3,417
     Other investments .............................................           1,884           1,884           1,815           1,815
     Mortgage loans held for sale ..................................          55,026          55,026          40,925          40,925
     Loans (gross) .................................................         250,487         259,392         212,536         217,172

Financial liabilities:
     Deposits ......................................................         328,174         330,221         236,802         238,338
     Securities sold under repurchase agreements ...................          35,331          35,331          20,646          20,646
     Advances from Federal Home Loan Bank ..........................          17,000          17,000          23,985          23,985

Financial instruments with off-balance
     sheet risk:
     Commitments to extend credit ..................................          64,267          64,267        $ 49,529        $ 49,529
     Standby letters of credit .....................................           5,248           5,248           4,817           4,817

NOTE 20 - CONDENSED FINANCIAL INFORMATION


         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (amounts in thousands):

                            CONDENSED BALANCE SHEETS
                                                               December 31,
                                                               ------------
                                                          2002             2001
                                                          ----             ----
ASSETS
    Cash .........................................        $   620        $   666
    Due from subsidiaries ........................            212            191
    Investment in bank subsidiaries ..............         31,558         25,409
    Premises and equipment .......................              -          1,823
    Other assets .................................            594            785
                                                          -------        -------

                                                          $32,984        $28,874
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................        $   237        $   323
    Shareholders' equity .........................         32,747         28,551
                                                          -------        -------

                                                          $32,984        $28,874
                                                          =======        =======

                         CONDENSED STATEMENTS OF INCOME

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                     2002                 2001                2000
                                                                                     ----                 ----                ----
INCOME
    Fees and dividends from subsidiaries .............................             $ 3,199              $ 2,575              $ 2,225
    Other income .....................................................                  94                  107                   12
                                                                                   -------              -------              -------

                                                                                     3,293                2,682                2,237
                                                                                   -------              -------              -------

EXPENSES
    Salaries and benefits ............................................               1,692                1,376                1,164
    Occupancy ........................................................                  88                  111                   63
    Equipment ........................................................                 168                  125                  126
    Other operating ..................................................                 683                  570                  459
                                                                                   -------              -------              -------

                                                                                     2,631                2,182                1,812
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES .....................................................               3,683                2,550                2,007
                                                                                   -------              -------              -------

         Income before income taxes ..................................               4,345                3,050                2,432

INCOME TAX EXPENSE (BENEFIT) .........................................                 (38)                 (19)                   1
                                                                                   -------              -------              -------

         Net income ..................................................             $ 4,383              $ 3,069              $ 2,431
                                                                                   =======              =======              =======











                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                For the years ended December 31,
                                                                                                --------------------------------
                                                                                            2002             2001             2000
                                                                                            ----             ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 4,383          $ 3,069          $ 2,431
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (3,683)          (2,550)          (2,007)
         Depreciation ...........................................................              28               69               41
         Amortization ...........................................................               2                4                4
         (Increase) decrease in other assets ....................................            (198)            (720)               6
         Increase (decrease) in other liabilities ...............................              54              148              (62)
                                                                                          -------          -------          -------

           Net cash provided by operating activities ............................             586               20              413
                                                                                          -------          -------          -------

INVESTING ACTIVITIES
    Investment in bank subsidiaries .............................................          (1,500)               -                -
    Sale (purchase) of premises and equipment ...................................           1,823              (21)          (1,145)
                                                                                          -------          -------          -------

           Net cash provided by (used for) investing activities .................             323              (21)          (1,145)
                                                                                          -------          -------          -------

FINANCING ACTIVITIES
    Proceeds from the sale of stock and exercise of stock options ...............              80                1               26
    Cash dividends ..............................................................            (778)            (570)            (436)
    Proceeds (repayment) of advances from subsidiaries ..........................            (257)              33               40
                                                                                          -------          -------          -------

           Net cash provided by (used for) financing activities .................            (955)            (536)            (370)
                                                                                          -------          -------          -------

           Net decrease in cash .................................................             (46)            (537)          (1,102)

CASH, BEGINNING OF YEAR .........................................................             666            1,203            2,305
                                                                                          -------          -------          -------

CASH, END OF YEAR ...............................................................         $   620          $   666          $ 1,203
                                                                                          =======          =======          =======

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

               Unaudited condensed financial data by quarter for 2002 and 2001 is as follows (amounts, except share data, in thousands):

                                                                                          Quarter ended
                                                                                          -------------
                             2002                                 March 31            June 30        September 30       December 31
                                                                  --------            -------        ------------       -----------
Interest income ........................................         $    4,939         $    5,027         $    5,344         $    5,295
Interest expense .......................................              1,725              2,058              2,149              2,065
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              3,214              2,969              3,195              3,230
Provision for loan losses ..............................                313                198                143                290
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              2,901              2,771              3,052              2,940
Noninterest income .....................................              1,402              1,386              1,512              2,264
Noninterest expenses ...................................              2,508              2,690              2,883              3,299
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,795              1,467              1,681              1,905
Provision for income taxes .............................                645                526                607                687
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $    1,150         $      941         $    1,074         $    1,218
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.35               0.28               0.32               0.35
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.34               0.27               0.32               0.33
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          3,328,609          3,327,116          3,341,370          3,452,397
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          3,430,487          3,445,871          3,402,755          3,573,062
                                                                 ==========         ==========         ==========         ==========

                                                                                           Quarter ended
                                                                                           -------------
                                                                  March 31            June 30        September 30        December 31
                                                                  --------            -------        ------------        -----------
                             2001
Interest income ........................................         $    5,055         $    5,181         $    5,128         $    4,849
Interest expense .......................................              2,786              2,849              2,620              2,059
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              2,269              2,332              2,508              2,790
Provision for loan losses ..............................                133                119                149                491
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              2,136              2,213              2,359              2,299
Noninterest income .....................................              1,214              1,292              1,281              1,480
Noninterest expenses ...................................              2,239              2,396              2,382              2,550
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,111              1,109              1,258              1,229
Provision for income taxes .............................                399                397                452                390
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $      712         $      712         $      806         $      839
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.21         $     0.21         $     0.24         $     0.26
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.21         $     0.21         $     0.24         $     0.23
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          3,326,448          3,326,448          3,327,384          3,384,515
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          3,417,990          3,417,990          3,427,638          3,432,323
                                                                 ==========         ==========         ==========         ==========

(1)      Share data has been restated to reflect 5 percent stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "EXECUTIVE  OFFICERS" under
Part I, Item 1 of this report on Form 10-K, and the information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         With the exception of information set forth under the captions "Board Compensation Committee Report on Executive Compensation" and "Performance Graph," which sub-sections are not incorporated herein by reference, the information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

         The following table sets forth aggregated information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:


Plan category                  Number  of  securities  to  Weighted-average         Number of securities
                               be issued upon              exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
------------------                  ---------------            --------------           -----------------
Equity compensation
Plans approved by
Security holders                         220,909                     $ 8.39                   265,180

Equity compensation
Plans not approved
By security holders                            0                     $ 0.00                         0
                                         -------                     ------                   -------
Total                                    220,909                     $ 8.39                   265,180

         For further information about the Company's plans as set forth in the above table, see Note 16 of the financial statements set forth in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

         (b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

          Report of Independent Auditors

          Consolidated Statements of Condition - December 31, 2002 and 2001

          Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements - December 31, 2002

          (a)  (3) Listing of Exhibits:

Exhibit No.      Description of Exhibit

3(i) Articles of Incorporation as amended (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A).

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

10.3 Non-competition, Severance and Employment Agreement entered into between the Company and Robert E. Dye, Sr. (incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

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

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998, as amended (Original Agreement incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1998).

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (Original Agreement incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1998).

10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1999).

10.9      Split Dollar Agreement between the Company and Robert E. Dye

10.10     Split Dollar Agreement between the Company and Ralph R. Ridgeway

21.       Subsidiaries of the Registrant

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Peoples Bancorporation, Inc.


Dated:  March 18, 2003                   By:  s/Robert E. Dye
                                              ----------------------------------
                                                  Robert E. Dye
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer


Dated:  March 18, 2003                    By: s/William B. West
                                              ----------------------------------
                                                  William B. West
                                                  Senior Vice President
                                                  (Principal Financial and
                                                  Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                    Title                          Date


s/ F. Davis Arnette, Jr.           Director                   March 18, 2003
------------------------------
F. Davis Arnette, Jr.

s/ Garnet A. Barnes                Director                   March 18, 2003
------------------------------
Garnet A. Barnes

s/ James A. Black, Jr.             Director                   March 18, 2003
------------------------------
James A. Black, Jr.

s/ William A. Carr                 Director                   March 18, 2003
------------------------------
William A. Carr

s/ Charles E. Dalton               Director                   March 18, 2003
------------------------------
Charles E. Dalton
s/ Robert E. Dye                   President, Chief           March 18, 2003
------------------------------
Robert E. Dye                      Executive Officer
                                   and Director

s/ Robert E. Dye, Jr.              Director                   March 18, 2003
------------------------------
Robert E. Dye, Jr.


s/ W. Rutledge Galloway            Director                   March 18, 2003
------------------------------
W. Rutledge Galloway

s/ David C. King                   Director                   March 18, 2003
------------------------------
David C. King

s/ Andrew M. McFall, III           Director                   March 18, 2003
------------------------------
Andrew M. McFall, III

s/ E. Smyth McKissick, III         Director                   March 18, 2003
------------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.          Director                   March 18, 2003
------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.           Director                   March 18, 2003
------------------------------
George B. Nalley, Jr.

s/ Larry D. Reeves                 Director                   March 18, 2003
------------------------------
Larry D. Reeves

s/ R. Riggie Ridgeway              Secretary,                 March 18, 2003
------------------------------
R. Riggie Ridgeway                 Treasurer and
                                   Director

s/ Nell W. Smith                   Director                   March 18, 2003
------------------------------
Nell W. Smith

s/ A. J. Thompson, Jr., M.D.       Director                   March 18, 2003
------------------------------
A.       J. Thompson, Jr., M.

s/ William B. West                 Director                   March 18, 2003
------------------------------
William B. West

                                 CERTIFICATIONS

     I, Robert E Dye, Sr., certify that:

     1.  I  have   reviewed   this  annual   report  on  Form  10-K  of  Peoples
Bancorporation, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 18, 2003               By:    /s/ Robert E. Dye, Sr.
                                          ------------------------
                                            Robert E. Dye, Sr.
                                            President and Chairman of the Board

                                 CERTIFICATIONS

     I, William B. West., certify that:

     1.  I  have   reviewed   this  annual   report  on  Form  10-K  of  Peoples
Bancorporation, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 18, 2003                  By:   /s/ William B. West
                                            ---------------------
                                               William B. West
                                               Sr. Vice President & CFO
                                               (principal financial officer)

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

10.3 Noncompetition, Severance and Employment Agreement entered into between the Company and Robert E. Dye, Sr. (incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

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

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998, as amended (Original Agreement incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1998).

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (Original Agreement incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1998).

10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1999).

10.9      Split Dollar Agreement between the Company and Robert E. Dye

10.10     Split Dollar Agreement between the Company and Ralph R. Ridgeway

21.       Subsidiaries of the Registrant