Form 10-Q
period 2003-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2003-05-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                            March 31, 2003 000-20616

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

                             Yes [ ] No [X]

        The number of outstanding shares of the issuer's $1.67 par value common stock as of May 6, 2003 was 3,507,911.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                             March 31, 2003     December 31, 2002
                                                                                               Unaudited             Audited
                                                                                               ---------             -------
ASSETS
CASH AND DUE FROM BANKS ..................................................................      $ 14,616             $  9,474
INTEREST-BEARING DEPOSITS IN OTHER BANKS .................................................             8                   33
FEDERAL FUNDS SOLD .......................................................................         8,448                2,635
                                                                                                --------             --------
     Total cash and cash equivalents .....................................................        23,072               12,142
SECURITIES
     Available for sale ..................................................................        75,533               80,163
     Held for investment (market value of $4,723, and $4,248) ............................         4,545                4,123
       Other investments, at cost ........................................................         2,079                1,884
LOANS-less allowance for loan losses of $2,932 and $2,850 ................................       262,604              247,637
MORTGAGE LOANS HELD FOR SALE .............................................................        44,143               55,026
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization .......................................................         9,534                9,539
ACCRUED INTEREST RECEIVABLE ..............................................................         1,874                1,976
OTHER ASSETS .............................................................................         3,795                3,632
                                                                                                --------             --------
         TOTAL ASSETS ....................................................................      $427,179             $416,122
                                                                                                ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .................................................................      $ 65,041             $ 40,614
     Interest-bearing ....................................................................       287,026              287,560
                                                                                                --------             --------
         Total deposits ..................................................................       352,067              328,174
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..........................................................................        32,562               35,331
FEDERAL FUNDS PURCHASED ..................................................................           400                    0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..................................................         5,000               17,000
ACCRUED INTEREST PAYABLE .................................................................         1,476                1,575
OTHER LIABILITIES ........................................................................         1,606                1,295
                                                                                                --------             --------
         Total Liabilities ...............................................................       393,111              383,375
                                                                                                --------             --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,507,911 shares outstanding,
       respectively ......................................................................         5,858                5,858
Additional paid-in capital ...............................................................        25,758               25,758
Retained Earnings ........................................................................         1,858                  446
Accumulated other comprehensive income ...................................................           594                  685
                                                                                                --------             --------
         Total Shareholders' Equity ......................................................        34,068               32,747
                                                                                                --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................................      $427,179             $416,122
                                                                                                ========             ========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Dollars in thousands except share data)

                                                                                                                (Unaudited)
                                                                                                              Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                        2003                    2002
                                                                                                        ----                    ----
INTEREST INCOME
   Interest and fees on loans ......................................................              $    4,527              $    4,379
   Interest on securities
       Taxable .....................................................................                     730                     465
       Tax-exempt ..................................................................                      42                      37
   Interest on federal funds .......................................................                      26                      59
                                                                                                  ----------              ----------
Total interest income ..............................................................                   5,325                   4,940
                                                                                                  ----------              ----------

INTEREST EXPENSE
   Interest on deposits ............................................................                   1,728                   1,531
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................................                     133                     124
Interest on notes payable Federal Home Loan Bank ...................................                      75                      71
                                                                                                  ----------              ----------
Total interest expense .............................................................                   1,936                   1,726
                                                                                                  ----------              ----------

Net interest income ................................................................                   3,389                   3,214

PROVISION FOR LOAN LOSSES ..........................................................                     129                     313
                                                                                                  ----------              ----------

Net interest income after provision for loan losses ................................                   3,260                   2,901

NON-INTEREST INCOME
   Service fees and other income ...................................................                     622                     523
   Mortgage banking ................................................................                   2,111                     879
    Gain on sale of available for sale securities ..................................                       1                       0
                                                                                                  ----------              ----------
                                                                                                       2,734                   1,402
NON-INTEREST EXPENSES
   Salaries and benefits ...........................................................                   2,053                   1,484
   Occupancy .......................................................................                     149                     123
   Equipment .......................................................................                     252                     152
   Marketing and advertising .......................................................                      64                      74
   Communications ..................................................................                      63                      58
   Printing and supplies ...........................................................                      65                      53
   Bank paid loan costs ............................................................                     114                     154
   Other operating expenses ........................................................                     634                     410
                                                                                                  ----------              ----------
             Total noninterest expenses ............................................                   3,394                   2,508
                                                                                                  ----------              ----------
   Income before income taxes ......................................................                   2,600                   1,795

PROVISION FOR INCOME TAXES .........................................................                     943                     645
                                                                                                  ----------              ----------

   Net income ......................................................................              $    1,657              $    1,150
                                                                                                  ==========              ==========

INCOME PER COMMON SHARE:
   BASIC ...........................................................................              $     0.47              $     0.33
                                                                                                  ==========              ==========
   DILUTED .........................................................................              $     0.46              $     0.32
                                                                                                  ==========              ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC ...........................................................................               3,507,911               3,495,039
                                                                                                  ==========              ==========
   DILUTED .........................................................................               3,631,417               3,602,011
                                                                                                  ==========              ==========

DIVIDENDS PAID PER COMMON SHARE ....................................................              $     0.07              $     0.05
                                                                                                  ==========              ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2002 and 2003

                    (Dollars in thousands except share data)
                                  (Unaudited)

                                                                                                        Accumulated
                                                    Common stock           Additional                      other           Total
                                                    ------------             paid-in        Retained   comprehensive   shareholders'
                                                Shares         Amount        capital        earnings      income          equity
                                                ------         ------        -------        --------      ------          ------
Balance, December 31, 2001 * ...............   3,328,609    $    5,559    $   22,786     $       32    $       174     $     28,551
Net Income .................................                                                  1,150                           1,150
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale ...........                                                                   (167)           (167)
   Less reclassification
   adjustments for gains
   included in net income ..................                                                                      0               0
                                                                                                                        -----------
Comprehensive income .......................                                                                                    983
Cash Dividends .............................                                                   (167)                           (167)
Proceeds from stock options ................           0             0           0                                                0
                                             -----------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 2002 ....................   3,328,609     $   5,559    $   22,786     $    1,015   $           7    $     29,367
                                             ===========    ==========    ==========     ==========   =============    ============

Balance, December 31, 2002 * ...............   3,507,911    $    5,858    $   25,758     $      446   $         685    $     32,747
Net Income                                                                                    1,657                           1,657
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale ...........                                                                   (91)             (91)
   Less reclassification
   adjustments for gains
   included in net income ..................                                                                      0               0
                                                                                                                        -----------
Comprehensive income .......................                                                                                  1,566
Cash Dividends .............................                                                   (245)                           (245)
Proceeds from stock options ................           0             0             0                                              0
                                             -----------    ----------    ----------     ----------   -------------    ------------
Balance, March 31, 2003 ....................   3,507,911    $    5,858    $   25,758     $    1,858   $         594    $     34,068
                                             ===========    = ========    ==========     ==========   =============    ============

* Share data has been restated to reflect 5% stock dividends issued in January 2002 and November 2002.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                            Three months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                         2003                 2002
                                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   1,657             $   1,150
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Gain on sale of premises and equipment ..............................................                  (13)                    0
   Gain on sale of securities available for sale .......................................                   (1)                    0
   Provision for loan losses ...........................................................                  129                   313
   Depreciation and amortization .......................................................                  210                   144
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                   78                    11
    Origination of mortgage loans held for sale ........................................             (117,650)              (85,234)
    Sale of mortgage loans held for sale ...............................................              128,533               104,228
   (Increase) decrease in accrued interest receivable ..................................                  102                    (9)
   (Increase) decrease in other assets .................................................                 (164)                   36
   Decrease in accrued interest payable ................................................                  (99)                  (57)
   Increase in other liabilities .......................................................                  373                   390
                                                                                                    ---------             ---------
     Net cash provided by (used in) operating activities ...............................               13,155                20,972
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ..........................................              (21,896)              (11,900)
   Purchase of other investments .......................................................                 (195)                  (68)
   Proceeds from the maturity of securities held to maturity ...........................                  275                 1,310
   Proceeds from the sale of securities available for sale .............................                1,000                     0
   Proceeds from the call of securities available for sale .............................               21,150                 1,000
   Proceeds from principal pay downs ...................................................                3,463                   575
   Net increase in loans ...............................................................              (15,096)               (6,626)
   Proceeds from the sale of premises and equipment ....................................                   39                     0
   Purchase of premises and equipment ..................................................                 (244)                 (422)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (11,504)              (16,131)
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               23,893                30,384
   Net increase (decrease) in securities sold under repurchase
     agreements ........................................................................               (2,769)                2,969
    Net increase in Federal funds purchased ............................................                  400                     0
   Net decrease in notes payable Federal Home Loan Bank ................................              (12,000)              (18,985)
   Cash dividend .......................................................................                 (245)                 (167)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................                9,279                14,201
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................               10,930                19,042
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               12,142                12,426
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  23,072             $  31,468
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   2,035             $   1,717
                                                                                                    =========             =========
     Income Taxes ......................................................................            $     492             $     140
                                                                                                    =========             =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2002 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared cash dividends of $0.07 per common share to shareholders of record March 21, 2003 payable April 4, 2003.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2003 and 2002 was 3,507,911 and 3,495,039, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 3,631,417 and 3,602,011 for the three months ended March 31, 2003 and 2002.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        Quarter ended March 31,
                                                           2003          2002
                                                           ----          ----

Net income, as reported ............................   $      1,657  $    1,150
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects .......            (11)        (15)
                                                       ------------   ---------
Pro forma net income ...............................   $      1,646  $    1,135
                                                       ============   =========
Net income per common share
  Basic - as reported ..............................   $       0.47   $    0.33
                                                       ============   =========
  Basic - pro forma ................................   $       0.47   $    0.32
                                                       ============   =========
  Diluted - as reported ............................   $       0.46   $    0.32
                                                       ============   =========
  Diluted - pro forma ..............................   $       0.45   $    0.32
                                                       ============   =========


      The Company issued a five-percent common stock dividend in January 2002 and November 2002. Per share data in 2002 has been restated to reflect these transactions.

MANAGEMENT'S OPINION

     The accompanying unaudited financial statements of Peoples Bancorporation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q according to guidelines set forth by the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2002
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month period ending March 31, 2003 are not necessarily indicative of the results to be attained for any other period.

Critical Accounting Policies

         The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the Consolidated Financial Statements in the 2002 Annual Report of Peoples Bancorporation, Inc. on Form 10-K.

         Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses, Loan Loss Experience section of the Company's 2002 Annual Report on Form 10-K and the Allowance for Loan Losses and Provision for Loan Losses sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

Overview

       The Company is a bank holding company with three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from six banking offices located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2003 was $1,657,000 or $0.46 per diluted share compared to $1,150,000 or $0.32 per diluted share for the first quarter of 2002, an increase of $507,000 or 44.1%. Return on average equity for the three months ended March 31, 2003 was 20.46% compared to 16.13% for the three months ended March 31, 2002. Return on average assets for the three months ended March 31, 2003 was 1.60% compared to 1.47% for the three months ended March 31, 2002. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2003 are attributable to increased earnings at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $1,243,000 for the three months ended March 31, 2003 compared to net earnings of $859,000 for the three months ended March 31, 2002, an increase of $384,000 or 44.7%. Bank of Anderson, N. A. recorded net earnings of $300,000 for the three months ended March 31, 2003 compared to net earnings of $210,000 for the three months ended March 31, 2002, an increase of $90,000 or 42.9%. Seneca National Bank recorded net earnings of $123,000 for the three months ended March 31, 2003 compared to net earnings of $77,000 for the three months ended March 31, 2002, an increase of $46,000 or 59.7%. Earnings in the Banks are presented before inter-bank elimination entries.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $175,000 or 5.4% to $3,389,000 for the quarter ended March 31, 2003 compared to $3,214,000 for the quarter ended March 31, 2002. The increases in the net interest income resulted primarily from an increase in interest income attributable to a larger volume of interest earning assets in the 2003 period. The Company's net interest margin was 3.47% for the quarter ended March 31, 2003 compared to 4.39% for the quarter ended March 31, 2002.

     The Company's total interest income for the first quarter of 2003 was $5,325,000 compared to $4,940,000 for the first quarter of 2002, an increase of $385,000 or 7.8%. Interest and fees on loans, the largest component of total interest income, increased $148,000 in the first quarter of 2003 to $4,527,000 compared to $4,379,000 for the first quarter of 2002, an increase of 3.4%. The increase in interest and fees on loans is attributable to a larger base of outstanding loans and mortgage loans held for sale for the first quarter of 2003 when compared to the same period in 2002. Interest income on taxable investment securities increased $265,000, or 56.99% to $730,000 in the 2003 period, as a result of an increase in the volume of outstanding taxable securities.

     The Company's total interest expense for the first quarter of 2003 was $1,936,000 compared to $1,726,000 for the first quarter of 2002, an increase of $210,000 or 12.2%. Interest expense on deposits, the largest component of total interest expense, increased $197,000 in the first quarter of 2003 to $1,728,000 compared to $1,531,000 for the first quarter of 2002, an increase of 12.9%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $9,000 or 7.3% to $133,000 in the first quarter of 2003 compared to $124,000 for the first quarter of 2002. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, increased $4,000 or 5.6% to $75,000 in the first quarter of 2003 compared to $71,000 for the same period of 2002. The increase in interest expense among each of deposits, federal funds purchased and securities sold under repurchase agreements, and notes payable to the Federal Home Loan Bank for the three-months ending March 31, 2003 is largely attributable to higher average balances in those types of accounts.

Provision for Loan Losses

      The Company's provision for loan losses during the three months ended March 31, 2003 was $129,000 compared to $313,000 for the three months ended March 31, 2002, a decrease of $184,000 or 58.8%. The decrease in the Company's provision for loan losses for the first quarter of 2003 is based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. During the first quarter of 2003, The Peoples National Bank made provision of $75,000 compared to provision of $250,000 in the first quarter of 2002. Bank of Anderson, N. A. made provision of $30,000 for the first quarter of 2003, compared to $40,000 for the first quarter of 2002. Seneca National Bank made provision of $24,000 during the first quarter of 2003, compared to $23,000 for the first quarter of 2002.

Non-interest Income

     Non-interest income increased $1,331,000 or 95.0% to $2,734,000 for the first quarter of 2003 compared to $1,402,000 for the first quarter of 2002. The increase in non-interest income resulted largely from a $1,232,000 or 140.2% increase in fees associated with the origination of residential mortgages to $2,111,000 for the quarter ended March 31, 2003, compared to $879,000 for the quarter ended March 31, 2002. A $99,000 or 18.9% increase in service fees on deposits also contributed to the increase in non-interest income. A gain of $1,000 was realized on the sale of available-for-sale securities during the first quarter of 2003. No gain or loss was realized on the sale of securities during the first three months of 2002.

Non-interest Expense

     Total non-interest expense increased $886,000 or 35.3% to $3,394,000 for the first quarter of 2003 from $2,508,000 for the first quarter of 2002. Salaries and benefits, the largest component of non-interest expense, increased $569,000 or 38.3% to $2,053,000 for the first quarter of 2003 from $1,484,000 for the first quarter of 2002. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's continued growth and normal salary increases throughout the Company. Occupancy expense increased $26,000 or 21.1% to $149,000 in the first quarter of 2003 compared to $123,000 in the first quarter of 2002. The increase in building expense is partially attributable to the opening of a new mortgage origination office in Greenville, South Carolina by Peoples National Bank. Equipment expense increased $100,000 or 65.8% to $252,000 in the first quarter of 2003 compared to $152,000 in the first quarter of 2002. The increase is due largely to the depreciation and other expenses associated with the conversion to a new data processing system during the third quarter of 2002. The increase in other non-interest expense items resulted from continued growth experienced by the Company during the period.

BALANCE SHEET REVIEW

Loans

         Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 66.3% of total earning assets. As of March 31, 2003, the Company held total gross loans outstanding of $265,536,000. Gross loans increased $15,049,000 or 6.0% from $250,487,000 in total gross loans outstanding at December 31, 2002 and increased $46,075,000 or 21.0% from $219,461,000 in total gross loans outstanding at March 31, 2002. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by collateral type.

                                                                                               March 31,              December 31,
                                                                                               ---------              ------------
Loan Portfolio Composition                                                               2003            2002             2002
                                                                                         ----            ----             ----

Commercial  and  Industrial  - not  secured  by  real estate ..............           $ 36,071        $ 28,156           $ 35,548
Commercial and Industrial - secured by real estate ........................             77,331          47,578             72,600
Residential real estate - mortgage ........................................             76,208          75,206             69,579
Residential real estate - construction ....................................             54,521          45,109             48,452
Consumer loans ............................................................             21,405          23,192             24,308
                                                                                      --------        --------           --------
     Gross Loans ..........................................................           $265,536        $251,173           $250,487
                                                                                      ========        ========           ========

     The interest rates charged on loans vary with the degree of risk, time to maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2003 was 6.00% compared to 7.44% for the three months ended March 31, 2002. Approximately 49.3% of the Company's loans are tied to the prime interest rate.

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

     The Banks employ mortgage loan personnel who originate and package loans that are pre-sold at origination to third parties and are classified as mortgage loans held for sale for reporting purposes. At March 31, 2003 the Company held $44,143,000 of mortgage loans held for sale compared to $55,026,000 at December 31, 2002 and $21,931,000 at March 31, 2002. The substantial swings in the level of mortgage loans held for sale are due to wide fluctuations in the demand for residential mortgages from time to time. During the three months ended March 31, 2003 the Company originated $117,650,000 and sold $128,533,000 in residential mortgage loans.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture, and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2003 approximately $13,225,000 or 8.7% of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family, and household purposes, including automobile loans to individuals and pre-approved lines of credit.

     Management believes that the loan portfolio is adequately diversified. The Company has no foreign loans or loans for highly leveraged transactions. The Company has very few agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2003 was $2,932,000 or 1.10% of loans outstanding (which excludes mortgage loans held for sale) compared to $2,850,000 or 1.14% of loans outstanding at December 31, 2002 and to $2,587,000 or 1.18% of loans outstanding at March 31, 2002. The allowance for loan losses is based upon management's continuing evaluation of the collectability of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At March 31, 2003 the Company had $662,000 in non-accruing loans, no restructured loans, $303,000 in loans more than ninety days past due and still accruing interest, and $229,000 in other real estate owned. This compares to $926,000 in non-accruing loans, no restructured loans, $5,000 in loans more than ninety days past due on which interest was still being accrued, and $193,000 in other real estate owned at December 31, 2002. At March 31, 2002, the Company had $789,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $723,000 in other real estate owned. Non-performing loans at March 31, 2003 consisted of $26,000 in commercial loans, $619,000 in mortgage loans, and $17,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.39%, 0.37%, and 0.64% at March 31, 2003, December 31, 2002, and March 31, 2002,
respectively.

     Net charge-offs during the three months ended March 31, 2003 were $48,000 compared to net charge-offs of $14,000 for the three months ended March 31, 2002. The allowance for loan losses as a percentage of non-performing loans was 304%, 306%, and 328% as of March 31, 2003, December 31, 2002, and March 31,
2002, respectively.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS NO. 114, if any, in the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of March 31, 2003, March 31, 2002, and December 31, 2002 the Company had no impaired loans.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2003 securities totaled $82,157,000, which represents 20.5% of total earning assets. Securities decreased $4,013,000 or 4.7% from $86,170,000 invested as of December 31, 2002 and increased $37,844,000 or 85.4% from $44,313,000 invested as of March 31, 2002. The increase in securities, when comparing March 31, 2003 to March 31, 2002, is primarily the result of the investment of excess liquidity resulting from an increase in deposits at the

Company's bank subsidiaries. The decrease when comparing March 31, 2003 to December 31, 2002 is largely the result of declining interest rates, U. S. Government agencies called prior to the stated maturities and prepayments associated with mortgage-backed securities accelerated.

         At March 31, 2003 the Company's total investments classified as available for sale had an amortized cost of $74,633,000 and a market value of $75,533,000 for an unrealized gain of $900,000. This compares to an amortized cost of $39,658,000 and a market value of $39,668,000 for an unrealized gain of $10,000 on the Company's investments classified as available for sale at March 31, 2002. At December 31, 2002 the Company's total investments classified as available for sale had an amortized cost of $79,125,000 and a market value of $80,163,000 for an unrealized gain of $1,038,000.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $10,930,000 or 90.0% to $23,072,000 at March 31, 2003 from $12,142,000 at December 31, 2002 and decreased  $8,396,000 or 26.7% from $31,468,000 at March 31, 2002. The swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is deposits. Total deposits grew $23,893,000 or 7.3% to $352,067,000 at March 31, 2003 from $328,174,000 at December 31, 2002, and $84,880,000 or 31.8% from
$267,187,000 at March 31, 2002. The increase resulted from deposits generated by each of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience, and services offered.

         During the three months ended March 31, 2003, interest-bearing deposits averaged $289,092,000 compared to $216,275,000 for the same period of 2002. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. There were no Internet or brokered deposits at March 31, 2003. At December 31, 2002 Internet certificates of deposit totaled $990,000 and there were no brokered deposits. At March 31, 2002 Peoples National Bank had $8,960,000 in Internet certificates of deposit and $8,400,000 in brokered deposits.

         The average interest rate paid on interest-bearing deposits was 2.42% during the three months ended March 31, 2003 compared to 2.87% for the same period of 2002. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2003 interest-bearing deposits comprised 81.5% of total deposits compared to 85.7% at March 31, 2002.

         The Company's core deposit base consists largely of consumer time deposits, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 80.3% and 75.5% for the three months ended March 31, 2003 and 2002 respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered to be less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2003 short-term borrowings totaled $32,962,000 and were comprised of $400,000 in Federal Funds Purchased and $32,562,000 in securities sold under repurchase agreements. At December 31, 2002 short-term borrowings totaled $35,331,000 and were comprised entirely of securities sold under repurchase agreements. At March 31, 2002 short-term borrowings totaled $23,615,000 and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of March 31, 2003, December 31, 2002, and March 31, 2002.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2003, The Peoples National Bank had total secured borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $13,850,000. The unused portion of this secured line of credit was $850,000 at April 30, 2003. Peoples National Bank has made an application with the Federal Home Loan Bank of Atlanta for an additional $19,360,000 in secured borrowings. If this application is approved, the additional borrowings will be secured by a blanket lien on Peoples National Bank's home equity lines of credit and commercial real estate loans. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each have secured lines of credit with the Federal Home Loan Bank at March 31, 2003 of $12,208,000 and $3,493,0000, respectively, all of which is unused. At March 31, 2003, the Banks had unused federal funds lines of credit with various correspondent banks totaling $19,050,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, requiring liquidity to pay limited operating expenses and dividends only.

         The Company will have certain capital expenditures that will be made during 2003. The Company began incurring costs for these projects during the fourth quarter of 2002. These include the construction of a branch banking facility for Bank of Anderson for approximately $800,000 when completed and the possible renovation and expansion of the main office of Bank of Anderson for approximately $800,000 when completed. The Company expects to fund these expenditures with internally generated funds. The Company may additionally make other lesser capital expenditures through the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2003, the Banks had issued commitments to extend credit of $65,415,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if the Banks' customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4,202,000 at March 31, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Most of the standby letters of credit are secured by various types of collateral. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

         Neither the Company nor the subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at March 31, 2003.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2003:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                         Well                        Adequately
                                                                                      Capitalized                   Capitalized
                                                             Actual                   Requirement                   Requirement
                                                  Amount            Ratio       Amount            Ratio        Amount         Ratio
                                                  ------            -----       ------            -----        ------         -----
Company:
Total Risk-based Capital ...............         $36,405           12.56%      $30,212           10.00%      $24,169           8.00%
Tier 1 Risk-based Capital ..............          33,474           11.08        18,127            6.00        12,084           4.00
Leverage Ratio .........................          33,474            7.97        21,000            5.00        16,800           4.00

Peoples National Bank:
Total Risk-based Capital ...............         $21,591           11.52%      $18,742           10.00%      $14,994           8.00%
Tier 1 Risk-based Capital ..............          19,787           10.56        11,243            6.00         7,495           4.00
Leverage Ratio .........................          19,787            7.85        12,603            5.00        10,083           4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 9,090           11.53%      $ 7,884           10.00%      $ 6,307           8.00%
Tier 1 Risk-based Capital ..............           8,315           10.55         4,729            6.00         3,153           4.00
Leverage Ratio .........................           8,315            6.29         6,610            5.00         5,288           4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 4,088           11.59%      $ 3,527           10.00%      $ 2,822           8.00%
Tier 1 Risk-based Capital ..............           3,736           10.60         2,115            6.00         1,410           4.00
Leverage Ratio .........................           3,736            8.12         2,300            5.00         1,840           4.00

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk do not arise in the normal course of the Company's business activities, although they may affect a few of the Company's customers

         The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2003, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $105,829,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $117,862,000, $64,857,000 and $36,445,000, respectively, at March 31, 2003, and which may reprice or mature within one year.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          Peoples Bancorporation, Inc. filed a Current Report on Form 8-K dated April 17, 2003, pursuant to Item 9 of that Form with respect to information provided pursuant to Item 12 of that Form.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEOPLES BANCORPORATION, INC.


Dated:  May 6, 2003               By:    /s/ Robert E. Dye, Sr.
                                       ------------------------
                                         Robert E. Dye, Sr.
                                         President and Chairman of the Board


Dated:  May 6, 2003               By:   /s/ William B. West
                                      ---------------------
                                         William B. West
                                         Sr. Vice President & CFO
                                         (principal financial officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 6, 2003                  By:    /s/ Robert E. Dye, Sr.
                                          ------------------------
                                            Robert E. Dye, Sr.
                                            President and Chairman of the Board

                                 CERTIFICATIONS

     I, William B. West, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 6, 2003                    By:   /s/ William B. West
                                           ---------------------
                                              William B. West
                                              Sr. Vice President & CFO
                                              (principal financial officer)