Form 10-Q
period 2003-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2003-08-11
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                             June 30, 2003 000-20616

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

                                 Yes [ ] No [X]

                       The number of outstanding shares of
                          the issuer's $1.67 par value
                        common stock as of August 6, 2003
                                 was 3,507,911.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Peoples Bancorporation, Inc. and Subsidiaries
                 Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                          June 30,         June 30,     December 31,
                                                                                            2003             2002           2002
                                                                                         Unaudited        Unaudited        Audited
                                                                                         ---------        ---------        -------
ASSETS
CASH AND DUE FROM BANKS .........................................................         $ 10,764         $ 13,882         $  9,474
INTEREST-BEARING DEPOSITS IN OTHER BANKS ........................................               17               19               33
FEDERAL FUNDS SOLD ..............................................................           19,108           38,454            2,635
                                                                                          --------         --------         --------
     Total cash and cash equivalents ............................................           29,889           52,355           12,142
SECURITIES
     Available for sale .........................................................           63,094           56,419           80,163
     Held for investment (market value of
         $5,089, $3,177 and $4,248) .............................................            4,845            3,059            4,123
       Other investments, at cost ...............................................            2,057            1,884            1,884
LOANS-less allowance for loan losses
     of $3,220, $2,785 and $2,850 ...............................................          275,961          225,228          247,637
MORTGAGE LOANS HELD FOR SALE ....................................................           40,337           13,100           55,026
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..............................................            9,802            8,816            9,539
ACCRUED INTEREST RECEIVABLE .....................................................            1,824            1,788            1,976
CASH SURRENDER VALUE OF LIFE INSURANCE ..........................................            2,253            1,368            2,202
OTHER ASSETS ....................................................................            1,738            1,713            1,430
                                                                                          --------         --------         --------
         TOTAL ASSETS ...........................................................         $431,800         $365,730         $416,122
                                                                                          ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ........................................................         $ 44,584         $ 39,341         $ 40,614
     Interest-bearing ...........................................................          314,410          265,381          287,560
                                                                                          --------         --------         --------
         Total deposits .........................................................          358,994          304,722          328,174
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .................................................................           29,233           22,776           35,331
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .........................................            5,000            5,000           17,000
ACCRUED INTEREST PAYABLE ........................................................            1,557            1,191            1,575
OTHER LIABILITIES ...............................................................            1,485            1,320            1,295
                                                                                          --------         --------         --------
         Total Liabilities ......................................................          396,269          335,009          383,375
                                                                                          --------         --------         --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,507,911 shares, 3,341,370 shares
       and 3,507,911 shares outstanding, respectively ...........................            5,858            5,580            5,858
Additional paid-in capital ......................................................           25,758           22,855           25,758
Retained Earnings ...............................................................            3,423            1,756              446
Accumulated other comprehensive income ..........................................              492              530              685
                                                                                          --------         --------         --------
         Total Shareholders' Equity .............................................           35,531           30,721           32,747
                                                                                          --------         --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................         $431,800         $365,730         $416,122
                                                                                          ========         ========         ========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income

                   (Dollars in thousands except share data)                   Three Months Ended                  Six Months Ended
                                   Unaudited                                       June 30,                         June 30,
                                                                           2003              2002             2003            2002
                                                                           ----              ----             ----            ----
INTEREST INCOME
   Interest and fees on loans ..................................       $    4,541       $    4,228       $    9,068       $    8,607
   Interest on securities
       Taxable .................................................              571              624            1,301            1,089
       Tax-exempt ..............................................               45               35               87               72
   Interest on federal funds ...................................               39              139               65              198
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,196            5,026           10,521            9,966
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE
   Interest on deposits ........................................            1,729            1,875            3,457            3,406
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................              107              120              240              244
    Interest on notes payable Federal Home Loan Bank ...........               79               62              154              133
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            1,915            2,057            3,851            3,783
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................            3,281            2,969            6,670            6,183

PROVISION FOR LOAN LOSSES ......................................              329              198              458              511
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision for loan losses ............            2,952            2,771            6,212            5,672

NON-INTEREST INCOME
   Service fees and other income ...............................              665              627            1,287            1,150
   Mortgage banking ............................................            2,761              759            4,872            1,638
    Gain on sale of available for sale securities ..............                6                0                7                0
                                                                       ----------       ----------       ----------       ----------
                                                                            3,432            1,386            6,166            2,788
NON-INTEREST EXPENSES
   Salaries and benefits .......................................            2,092            1,517            4,145            3,001
   Occupancy ...................................................              149              122              298              245
   Equipment ...................................................              224              180              476              332
   Marketing and advertising ...................................              109              112              173              186
   Communications ..............................................               65               53              128              111
   Printing and supplies .......................................               66               52              131              105
   Bank paid loan costs ........................................              140              180              254              334
   Other operating expenses ....................................              685              474            1,319              884
                                                                       ----------       ----------       ----------       ----------
             Total noninterest expenses ........................            3,530            2,690            6,924            5,198
                                                                       ----------       ----------       ----------       ----------
   Income before income taxes ..................................            2,854            1,467            5,454            3,262

PROVISION FOR INCOME TAXES .....................................            1,043              526            1,986            1,171
                                                                       ----------       ----------       ----------       ----------

   Net income ..................................................       $    1,811       $      941       $    3,468       $    2,091
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
   BASIC .......................................................       $     0.52       $     0.27       $     0.99       $     0.60
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................       $     0.50       $     0.26       $     0.95       $     0.58
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC .......................................................        3,507,911        3,503,972        3,507,911        3,499,506
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................        3,638,263        3,618,165        3,634,852        3,605,769
                                                                       ==========       ==========       ==========       ==========

DIVIDENDS PAID PER COMMON SHARE ................................       $     0.07       $     0.06       $     0.14       $     0.11
                                                                       ==========       ==========       ==========       ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the six months ended June 30, 2002 and 2003

                    (Dollars in thousands except share data)
                                  (Unaudited)
                                                                                                          Accumulated
                                                          Common stock           Additional                  other          Total
                                                          ------------             paid-in     Retained  comprehensive shareholders'
                                                        Shares         Amount      capital     earnings     income       equity
                                                        ------         ------      -------     --------     ------       ------
Balance, December 31, 2001* ........................  3,328,609    $    5,559    $   22,786   $       32   $      174   $   28,551
Net Income .........................................                                               2,091                     2,091
Other comprehensive income, net of
tax:
   Unrealized holding gains on
   securities available for sale ...................                                                              356          356
                                                                                                                        ----------
Comprehensive income ...............................                                                                         2,447
Cash Dividends .....................................                                                (367)                     (367)
Proceeds from stock options ........................     12,761            21            69                                     90
                                                     ----------    ----------    ----------   ----------   ----------   ----------
Balance, June 30, 2002 .............................  3,341,370    $    5,580    $   22,855   $    1,756   $      530   $   30,721
                                                     ==========    ==========    ==========   ==========   ==========   ==========

Balance, December 31, 2002* ........................  3,507,911    $    5,858    $   25,758   $      446   $      685   $   32,747
Net Income .........................................                                               3,468                     3,468
Other comprehensive income, net of
tax:
   Unrealized holding losses on
   securities available for sale ...................                                                             (188)        (188)
   Less reclassification
   adjustments for gains
   included in net income ..........................                                                               (5)          (5)
                                                                                                                        ----------

Comprehensive income ...............................                                                                         3,275
Cash Dividends .....................................                                                (491)                     (491)
                                                     ----------    ----------    ----------   ----------   ----------   ----------
Balance, June 30, 2003 .............................  3,507,911    $    5,858    $   25,758   $    3,423   $      492   $   35,531
                                                     ==========    ==========    ==========   ==========   ==========   ==========


* Share data has been restated to reflect 5% stock dividends issued in January 2002 and November 2002.

            Peoples Bancorporation, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Six months Ended
                                                                                                                  June 30,
                                                                                                         2003                   2002
                                                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   3,468             $   2,091
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   (Gain) on sale of premises and equipment ............................................                   (7)                   (6)
   (Gain) on sale of securities available for sale .....................................                   (7)                    0
   Provision for loan losses ...........................................................                  458                   511
   Depreciation and amortization .......................................................                  405                   296
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                  188                    46
   Origination of mortgage loans held for sale .........................................             (274,717)             (159,071)
   Sale of mortgage loans held for sale ................................................              289,406               186,896
   (Increase) decrease in accrued interest receivable ..................................                  153                  (105)
   Increase in other assets ............................................................                 (361)                 (415)
   Decrease in accrued interest payable ................................................                  (18)                  (27)
   Increase in other liabilities .......................................................                  303                   362
                                                                                                    ---------             ---------
     Net cash provided by operating activities .........................................               19,271                30,578
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .........................................                 (405)                    0
   Purchases of securities available for sale ..........................................              (45,471)              (33,611)
   Purchase of other investments .......................................................                 (195)                  (69)
   Proceeds from the maturity of securities held to maturity ...........................                  275                   575
   Proceeds from the maturity of securities available for sale .........................                3,200                     0
   Proceeds from the sale of securities available for sale .............................                5,999                     0
   Proceeds from the call of securities available for sale .............................               44,265                 5,400
   Proceeds from principal pay downs ...................................................                8,026                 2,400
   Net increase in loans ...............................................................              (28,782)              (14,980)
   Proceeds from the sale of premises and equipment ....................................                   44                     0
   Purchase of premises and equipment ..................................................                 (712)               (1,152)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (13,756)              (41,437)
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               30,821                67,920
   Net increase (decrease) in securities sold under repurchase
     agreements ........................................................................               (6,098)                2,130
   Net decrease in notes payable Federal Home Loan Bank ................................              (12,000)              (18,985)
    Proceeds from stock options exercised ..............................................                    0                    90
   Cash dividend .......................................................................                 (491)                 (367)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................               12,232                50,788
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................               17,747                39,929
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               12,142                12,426
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  29,889             $  52,355
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   3,869             $   3,809
                                                                                                    =========             =========
     Income Taxes ......................................................................            $   1,778             $     776
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.07 per common share to shareholders of record March 21, 2003 and June 20, 2003, payable April 4, 2003 and July 7, 2003.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2003 and 2002 was 3,507,911 and 3,499,506, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 3,634,852 and 3,605,769 for the six months ended June 30, 2003 and 2002.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                            Three Months Ended               Six Months Ended
                                                                            ------------------               ----------------
                                                                                 June 30,                        June 30,
                                                                                 --------                        --------
                                                                        2003               2002             2003          2002
                                                                        ----               ----             ----          ----
Net income, as reported ......................................      $      1,811      $        941      $      3,468     $    2,091
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects .................               (11)              (15)              (22)           (30)
                                                                    ------------      ------------      ------------      ---------
Pro forma net income .........................................      $      1,800      $        926      $      3,446     $     2061
                                                                    ============      ============      ============      =========
Net income per common share
  Basic - as reported ........................................      $       0.52      $       0.27      $       0.99      $    0.60
                                                                    ============      ============      ============      =========
  Basic - pro forma ..........................................      $       0.51      $       0.26      $       0.98      $    0.59
                                                                    ============      ============      ============      =========
  Diluted - as reported ......................................      $       0.50      $       0.26      $       0.95      $    0.58
                                                                    ============      ============      ============      =========
  Diluted - pro forma ........................................      $       0.49      $       0.26      $       0.95      $    0.57
                                                                    ============      ============      ============      =========

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2002
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and six-month periods ending June 30, 2003 are not necessarily indicative of the results to be attained for any other period.

Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the Consolidated Financial Statements in the 2002 Annual Report of Peoples Bancorporation, Inc. on Form 10-K.

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

Forward-Looking Statements

         From time to time, including in this report, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this report regarding the demand for Peoples Bancorporation's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the second quarter of 2003 was $1,811,000 or $0.50 per diluted share compared to $941,000 or $0.26 per diluted share for the second quarter of 2002, an increase of 92.5%. Net income for the six months ended June 30, 2003 was $3,468,000 or $0.95 per diluted share compared to $2,091,000 or $0.58 per diluted share for the six months ended June 30, 2002, an increase of 65.9%. Return on average equity for the six months and three months ended June 30, 2003 was 20.82% and 21.18% compared to 14.36% and 12.65% for the six months and three months ended June 30, 2002. Return on average assets for the six months and three months ended June 30, 2003 was 1.65% and 1.69% compared to 1.27% and 1.08% for the six months and three months ended June 30, 2002. The increases in the Company's net income, earnings per diluted share, return on average equity, and return on average assets in 2003 are attributable to increased earnings at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $2,633,000 for the six months ended June 30, 2003 compared to net earnings of $1,595,000 for the six months ended June 30, 2002, an increase of 65.1%. Bank of Anderson, N. A. recorded net earnings of $595,000 for the six months ended June 30, 2003 compared to net earnings of $354,000 for the six months ended June 30, 2002, an increase of 68.1%. Seneca National Bank recorded net earnings of $256,000 for the six months ended June 30, 2003 compared to net earnings of $149,000 for the six months ended June 30, 2002, an increase of 71.8%. Key factors for the Company's results of operations are discussed throughout the Management's Discussion and Analysis below.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $312,000 or 10.5% to $3,281,000 in the quarter ended June 30, 2003 compared to $2,969,000 in the quarter ended June 30, 2002. For the six months ended June 30, 2003 net interest income before provision for loan losses increased $487,000 or 7.9% to $6,670,000 compared to $6,183,000 for the six months ended June 30, 2002. The increase in the net interest income resulted primarily from larger average balances in earning assets at the Company's bank subsidiaries, and was partially offset by a decrease in the yields on earning assets. The Company's net interest margin for the six months and three months ended June 30, 2003 was 3.36% and 3.25%, respectively, compared to 3.99% and 3.65%, respectively, for the six months and three months ended June 30, 2002. The decrease in net interest margin resulted primarily from the decrease in the yields on earning assets, which resulted from falling market interest rates.

     The Company's total interest income for the second quarter of 2003 was $5,196,000 compared to $5,026,000 for the second quarter of 2002, an increase of $170,000 or 3.4%. Total interest income for the six months ended June 30, 2003 was $10,521,000 compared to $9,966,000 for the six months ended June 30, 2002, an increase of $555,000 or 5.6%. Interest and fees on loans, the largest component of total interest income, increased $313,000 in the second quarter of 2003 to $4,541,000 compared to $4,228,000 for the second quarter of 2002, an increase of 7.4%. Interest and fees on loans increased $461,000 for the six months ended June 30, 2003 to $9,068,000 compared to $8,607,000 for the six months ended June 30, 2002, an increase of 5.4%. The increase in interest and fees on loans, as well as the increase in total interest income, resulted primarily from the higher average balances in the various types of earning assets, and was partially offset by the lower market interest rates that were experienced at the Company's bank subsidiaries during the first half of 2003 when compared to the first half of 2002.

     The Company's total interest expense for the second quarter of 2003 was $1,915,000 compared to $2,057,000 for the second quarter of 2002, a decrease of $142,000 or 6.9%. Total interest expense for the six months ended June 30, 2003 was $3,851,000 compared to $3,783,000 for the six months ended June 30, 2002, an increase of $68,000 or 1.8%. Interest expense on deposits, the largest component of total interest expense, decreased $146,000 in the second quarter of 2003 to $1,729,000 compared to $1,875,000 for the second quarter of 2002, a decrease of 7.8%. Interest expense on deposits increased $51,000 for the six months ended June 30, 2003 to $3,457,000 compared to $3,406,000 for the six months ended June 30, 2002, an increase of 1.5%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $13,000 or 10.8% to $107,000 in the second quarter of 2003 compared to $120,000 for the second quarter of 2002. Interest on federal funds purchased and securities sold under repurchase agreements decreased $4,000 or 1.6% to $240,000 in the first half of 2003 compared to $244,000 for the first half of 2002. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, increased $17,000 or 27.4% to $79,000 in the second quarter of 2003 compared to $62,000 for the second quarter of 2002. Interest on notes payable to the Federal Home Loan Bank increased $21,000 or 15.8% to $154,000 in the first half of 2003 compared to $133,000 for the first half of 2002. The decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to lower market interest rates experienced at the Company's bank subsidiaries during the first half of 2003 when compared to the first half of 2002, and was partially offset by the higher average balances in some of the accounts. For certain other types of interest-bearing liabilities, the higher average balances in the accounts had a greater impact than the lower market interest rates, to which the increase in interest expense in these accounts is largely attributable.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months and six months ended June 30, 2003 was $329,000 and $458,000, respectively, compared to $198,000 and $511,000, respectively, for the three months and six months ended June 30, 2002. The changes in the Company's provision for loan losses for the second quarter and first half of 2003 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. During the first half of 2003, The Peoples National Bank made provision of $325,000 compared to $400,000 for the first half of 2002. Bank of Anderson, N.A. made provision of $80,000 for the first six months of 2003, compared to $70,000 for the same period of 2002. Seneca National Bank made provision of $53,000 during the first half of 2003 compared to $41,000 for the first half of 2002.

Non-interest Income

     Non-interest income increased $2,046,000 or 147.6% to $3,432,000 for the second quarter of 2003 compared to $1,386,000 for the second quarter of 2002. Non-interest income increased $3,378,000 or 121.2% to $6,166,000 for the first half of 2003 compared to $2,788,000 for the first half of 2002. Mortgage banking fee income, the largest component of non-interest income, increased $2,002,000 or 263.8% to $2,761,000 for the second quarter of 2003 compared to $759,000 for the second quarter of 2002. Mortgage banking fee income increased $3,234,000 or 197.4% to $4,872,000 for the first half of 2003 compared to $1,638,000 for the first half of 2002. The increase in mortgage banking fee income is largely attributable to increased activity in customer refinancing activity due to market interest rates that have been at historical lows. Service fees and other income, the second largest component of non-interest income, increased $38,000 or 6.1% to $665,000 for the second quarter of 2003 compared to $627,000 for the second quarter of 2002. Service fees and other income increased $137,000 or 11.9% to $1,287,000 for the first half of 2003 compared to $1,150,000 for the first half of 2002. Gains of $6,000 and $7,000, respectively, were realized on the sale of available-for-sale securities during the second quarter and first half of 2003. No gain or loss was realized on the sale of securities during the second quarter or first half of 2002.

Non-interest Expense

     Total non-interest expense increased $840,000 or 31.2% to $3,530,000 for the second quarter of 2003 from $2,690,000 for the second quarter of 2002. Total non-interest expense increased $1,726,000 or 33.2% to $6,924,000 for the first half of 2003 from $5,198,000 for the first half of 2002. Salaries and benefits, the largest component of non-interest expense, increased $575,000 or 37.9%, to $2,092,000 for the second quarter of 2003 from $1,517,000 for the second quarter of 2002. Salaries and benefits increased $1,144,000 or 38.1%, to $4,145,000 for the first half of 2003 from $3,001,000 for the first half of 2002. The increase in salaries and benefits is primarily attributable to increases in commissions paid due to elevated levels of mortgage loan activity, as well as additional staffing associated with the Company's continued growth and normal salary increases throughout the Company.



BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 68.3% of total earning assets. As of June 30, 2003, the Company held total gross loans outstanding of $279,181,000. Gross loans increased $28,694,000 or 11.5% from $250,487,000 in total gross outstanding loans at December 31, 2002 and increased $51,168,000 or 22.4% from $228,013,000 in total gross loans outstanding at June 30, 2002. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by collateral type:

                                                                                               June 30,               December 31,
                                                                                               --------               ------------
Loan Portfolio Composition                                                             2003              2002             2002
(Dollars in Thousands)                                                                 ----              ----             ----
Commercial and Industrial - not secured by real estate .................            $ 37,866          $ 30,150          $ 35,548
Commercial and Industrial - secured by real estate .....................              82,457            61,429            72,600
Residential real estate - mortgage .....................................              81,409            67,558            69,579
Residential real estate - construction .................................              55,785            43,227            48,452
Consumer loans .........................................................              21,664            25,649            24,308
                                                                                    --------          --------          --------
     Gross Loans .......................................................            $279,181          $228,013          $250,487
                                                                                    ========          ========          ========

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2003 was 5.87% and 5.74%, respectively, compared to 7.20% and 7.07%, respectively, for the six months and three months ended June 30, 2002. Approximately 49.8% of the Company's loans are tied to the prime interest rate.

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

     The Banks employ mortgage loan personnel who originate and package loans that are pre-sold at origination to third parties and are classified as mortgage loans held for sale for reporting purposes. At June 30, 2003 the Company held $40,337,000 of mortgage loans held for sale compared to $55,026,000 at December 31, 2002 and $13,100,000 at June 30, 2002. The substantial swings in the level of mortgage loans held for sale are due to wide fluctuations in the demand for residential mortgages from time to time. During the three months ended June 30, 2003, the Company originated $157,067,000 and sold $160,873,000 in residential mortgages. During the six months ended June 30, 2003, the Company originated $274,717,000 and sold $289,406,000 in residential mortgages.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Banks' legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2003 approximately $11,733,000 or 9.8% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2003 was $3,220,000 or 1.15% of loans outstanding (which excludes mortgage loans held for sale) compared to $2,850,000 or 1.14% of loans outstanding at December 31, 2002 and compared to
$2,785,000 or 1.22% of loans outstanding at June 30, 2002. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2003 the Company had $914,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $393,000 in Other Real Estate Owned. This compares to $926,000 in non-accruing loans, no restructured loans, $5,000 in loans more than ninety days past due on which interest was still being accrued, and $193,000 in other real estate owned at December 31, 2002. At June 30, 2002, the Company had $691,000 in non-accruing loans, no restructured loans, $20,000 in loans more than ninety days past due and still accruing interest, and $723,000 in Other Real Estate Owned. Non-performing loans at June 30, 2003 consisted of $61,000 in commercial loans, $819,000 in mortgage loans, and $34,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.41%, 0.37%, and 0.59% at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

     Net charge-offs during the first six months of 2003 were $88,000 compared to net charge-offs of $14,000 for the first six months of 2002 and net charge-offs of $382,000 for the year ended December 31, 2002. The allowance for loan losses as a percentage of non-performing loans was 352%, 306%, and 392% as of June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

         The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At June 30, 2003 the Company had $367,000 in impaired loans and no impaired loans at December 31, 2002 and June 30, 2002.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2003 securities totaled $69,996,000, which represents 17.1% of total earning assets. Securities decreased $16,174,000 or 18.8% from $86,170,000 invested as of December 31, 2002 and increased $8,634,000 or 14.1% from $61,362,000 invested as of June 30, 2002. The increase in securities, when comparing June 30, 2003 to June 30, 2002, is primarily the result of the investment of excess liquidity from an increase in deposits at the Company's bank subsidiaries. The decrease when comparing June 30, 2003 to December 31, 2002 resulted from the funding of the Company's mortgage lending activities and core loan growth.

         At June 30, 2003 the Company's total investments classified as available for sale had an amortized cost of $62,348,000 and a market value of $63,094,000 for an unrealized gain of $746,000. This compares to an amortized cost of $55,615,000 and a market value of $56,419,000 for an unrealized gain of $804,000 on the Company's investments classified as available for sale at June 30, 2002. At December 31, 2002 the Company's total investments classified as available for sale had an amortized cost of $79,125,000 and a market value of $80,163,000 for an unrealized gain of $1,038,000.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $17,747,000 or 146.2% to $29,889,000 at June 30, 2003 from $12,142,000 at December 31, 2002 and decreased  $22,466,000 or 43.0% from $52,355,000 at June 30, 2002. The swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

         The Bank's primary source of funds for loans and investments is its deposits. Total deposits grew $30,820,000 or 9.4% to $358,994,000 at June 30, 2003 from $328,174,000 at December 31, 2002 and increased $54,272,000 or 17.8%
from $304,722,000 at June 30, 2002. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first six months of 2003, interest-bearing deposits averaged $293,717,000 compared to $233,008,000 for the first six months of 2002. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. On June 30, 2003 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $15,594,000. At December 31, 2002 Internet certificates of deposit totaled $990,000, and there were no brokered deposits. On June 30, 2002 the outstanding certificates garnered through the Internet totaled $4,450,000, and brokered deposits totaled $1,900,000. These deposits are an attractive alternative funding source available to use while continuing efforts to maintain and grow the banks' local deposit base.

         The average interest rate paid on interest-bearing deposits was 2.35% for the first six months of 2003 compared to 2.90% for the first six months of 2002. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2003 interest-bearing deposits comprised 87.6% of total deposits compared to 87.1% at June 30, 2002.

         The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 74.1% and 76.8% for the six months ended June 30, 2003 and June 30, 2002, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2003 short-term borrowings totaled $29,233,000 and were comprised entirely of securities sold under repurchase agreements. At December 31, 2002 short-term borrowings totaled $47,331,000 and were comprised of $35,331,000 in securities sold under repurchase agreements and $12,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2002 short-term borrowings totaled $22,776,000 and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of June 30, 2003, December 31, 2002, and June 30, 2002.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2003 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $35,405,560, and the unused portion of this line of credit was $30,405,560. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had secured lines of credit with the Federal Home Loan Bank of Atlanta at June 30, 2003 of $12,208,000 and $4,378,000 respectively, all of which was unused. At June 30, 2003 the Banks had unused federal funds lines of credit totaling $32,450,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During  the  first  six  months  of  2003,   the  Company  had  capital
expenditures of approximately $404,000 associated with the construction of a branch banking facility for Bank of Anderson. The Company will additionally spend approximately $400,000 in order to complete the construction of this branch banking facility during the second half of 2003. The Company is also considering other capital expenditures that may be made, in whole or in part, during the remainder of 2003, including the renovation and expansion of the main office of Bank of Anderson for approximately $800,000, as well as the possible purchase of a tract of land at an undetermined price for a branch office of The

Peoples National Bank in Greenville. The Company may additionally make other lesser capital expenditures through the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK and DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At June 30, 2003, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $69,345,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if the Banks' customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4,243,000 at June 30, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

         According to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company engages in the origination and sale of residential mortgage loans and enters into commitments on an individual loan basis to both originate and sell residential mortgage loans whereby the interest rate on the loan to the borrower and to the end purchaser of the loan is determined prior to funding (rate lock commitments). At June 30, 2003 the Company had commitments outstanding to originate residential mortgage loans under rate locks commitments from borrowers totaling $20,859,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company does not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of June 30, 2003 for the Company was immaterial.

         Neither the Company nor the subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at June 30, 2003.

CAPITAL ADEQUACY and RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2003:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                        Well                       Adequately
                                                                                    Capitalized                    Capitalized
                                                           Actual                   Requirement                    Requirement
                                                           ------                   -----------                    -----------
                                                  Amount           Ratio       Amount            Ratio       Amount           Ratio
                                                  ------           -----       ------            -----       ------           -----
Company:
Total Risk-based Capital ...............         $38,259           12.17%      $31,437           10.00%      $25,150           8.00%
Tier 1 Risk-based Capital ..............          35,039           11.15        18,855            6.00        12,570           4.00
Leverage Ratio .........................          35,039            8.26        21,210            5.00        16,968           4.00

Peoples National Bank:
Total Risk-based Capital ...............         $22,950           11.70%      $19,615           10.00%      $15,692           8.00%
Tier 1 Risk-based Capital ..............          20,931           10.67        11,770            6.00         7,847           4.00
Leverage Ratio .........................          20,931            8.20        12,763            5.00        10,210           4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 9,433           11.70%      $ 8,062           10.00%      $ 6,450           8.00%
Tier 1 Risk-based Capital ..............           8,610           10.68         4,837            6.00         3,225           4.00
Leverage Ratio .........................           8,610            6.77         6,359            5.00         5,087           4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 4,247           11.56%      $ 3,674           10.00%      $ 2,939           8.00%
Tier 1 Risk-based Capital ..............           3,869           10.53         2,205            6.00         1,470           4.00
Leverage Ratio .........................           3,869            8.22         2,353            5.00         1,883           4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Company.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

         In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for

Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk do not arise in the normal course of the Company's business activities, although they may affect a few of the Company's customers

         The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2003, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $120,196,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $141,666,000, $59,409,000 and $38,304,000, respectively, at June 30, 2003.

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

PART II.  OTHER INFORMATION

Item 4. Submission to a Vote of Security Holders

On May 20, 2003, The Company held its Annual Meeting of Shareholders. The result of the 2003 Annual Meeting of Shareholders is as follows:

The following persons were elected as Directors to serve for a term set forth below with 2,294,504 shares voted, representing 65.4% of the total voting shares:

                                     For            Withheld      Term (years)
                                     ---            --------      ------------
     William A. Carr               2,270,362         24,142            3
     Robert E. Dye, Jr.            2,279,867         14,637            3
     W. Rutledge Galloway          2,269,024         25,480            3
     E. Smyth McKissick, III       2,263,666         30,838            3
     James A. Black, Jr.           2,288,761          5,743            3
     William B. West               2,285,631          8,873            3


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          Peoples Bancorporation, Inc. filed a Current Report on Form 8-K dated April 17, 2003 pursuant to Item 9 of that Form with respect to information provided pursuant to Item 12 of that Form.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PEOPLES BANCORPORATION, INC.


Dated:  August 7, 2003                By:    /s/ Robert E. Dye, Sr.
                                           ------------------------
                                             Robert E. Dye, Sr.
                                             President and Chairman of the Board


Dated:  August 7, 2003                By:   /s/ William B. West
                                          ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

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


Dated:  August 7, 2003              By:    /s/ Robert E. Dye, Sr.
                                         ------------------------
                                           Robert E. Dye, Sr.
                                           President and Chairman of the Board

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

Dated:  August 7, 2003                      By:   /s/ William B. West
                                                ---------------------
                                                   William B. West
                                                   Sr. Vice President & CFO
                                                   (principal financial officer)