Form 10-Q
period 2003-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2003-11-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended              Commission file
               September 30, 2003                       000-20616

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

                             Yes [ ]     No [X]

        The number of outstanding shares of the issuer's $1.67 par value common stock as of November 7, 2003 was 3,507,911.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                         September 30,   September 30,  December 31,
                                                                                             2003            2002           2002
                                                                                          Unaudited        Unaudited       Audited
                                                                                          ---------        ---------       -------
ASSETS
CASH AND DUE FROM BANKS .........................................................         $ 13,445         $ 17,234         $  9,474
INTEREST-BEARING DEPOSITS IN OTHER BANKS ........................................            1,023               25               33
FEDERAL FUNDS SOLD ..............................................................           15,003           16,852            2,635
                                                                                          --------         --------         --------
     Total cash and cash equivalents ............................................           29,471           34,111           12,142
SECURITIES
     Available for sale .........................................................           79,462           76,948           80,163
     Held for investment (market value of $5,188, $3,534
         and $4,248) ............................................................            5,069            3,371            4,123
     Other investments, at cost .................................................            2,146            1,884            1,884
LOANS-less allowance for loan losses of $3,745,
         $2,804 and $2,850 ......................................................          279,844          234,537          247,637
MORTGAGE LOANS HELD FOR SALE ....................................................           13,417           32,913           55,026
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..............................................           10,111            9,498            9,539
ACCRUED INTEREST RECEIVABLE .....................................................            1,785            2,011            1,976
CASH SURRENDER VALUE OF LIFE INSURANCE ..........................................            2,279            1,385            2,202
OTHER ASSETS ....................................................................            2,103            1,390            1,430
                                                                                          --------         --------         --------
         TOTAL ASSETS ...........................................................         $425,687         $398,048         $416,122
                                                                                          ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ........................................................         $ 48,039         $ 45,531         $ 40,614
     Interest-bearing ...........................................................          308,325          285,500          287,560
                                                                                          --------         --------         --------
         Total deposits .........................................................          356,364          331,031          328,174
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .................................................................           24,903           23,225           35,331
FEDERAL FUNDS PURCHASED .........................................................                0            4,363                0
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .........................................            5,000            5,000           17,000
ACCRUED INTEREST PAYABLE ........................................................            1,553            1,372            1,575
OTHER LIABILITIES ...............................................................            1,752            1,297            1,295
                                                                                          --------         --------         --------
         Total Liabilities ......................................................          389,572          366,288          383,375
                                                                                          --------         --------         --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,507,911 shares, 3,341,370 shares
       and 3,507,911 shares outstanding, respectively ...........................            5,858            5,580            5,858
Additional paid-in capital ......................................................           25,758           22,855           25,758
Retained Earnings ...............................................................            4,483            2,630              446
Accumulated other comprehensive income ..........................................               16              695              685
                                                                                          --------         --------         --------
         Total Shareholders' Equity .............................................           36,115           31,760           32,747
                                                                                          --------         --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................         $425,687         $398,048         $416,122
                                                                                          ========         ========         ========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Dollars in thousands except share data)
                                    Unaudited

                                                                            Three Months Ended                 Nine Months Ended
                                                                               September 30,                     September 30,
                                                                           2003              2002            2003              2002
                                                                           ----              ----            ----              ----
INTEREST INCOME
   Interest and fees on loans ..................................       $    4,620       $    4,400       $   13,688       $   13,007
   Interest on securities
       Taxable .................................................              506              773            1,807            1,862
       Tax-exempt ..............................................               45               36              132              108
   Interest on federal funds ...................................               65              135              130              333
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,236            5,344           15,757           15,310
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE
   Interest on deposits ........................................            1,727            1,975            5,184            5,381
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................               83              112              323              356
    Interest on notes payable Federal Home Loan Bank ...........               62               62              216              195
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            1,872            2,149            5,723            5,932
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................            3,364            3,195           10,034            9,378

PROVISION FOR LOAN LOSSES ......................................              549              143            1,007              654
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision for loan losses ............            2,815            3,052            9,027            8,724

NON-INTEREST INCOME
   Service fees and other income ...............................              628              627            1,915            1,777
   Mortgage banking ............................................            2,478              885            7,350            2,523
   Gain on sale of available for sale securities ...............                6                0               13                0
                                                                       ----------       ----------       ----------       ----------
                                                                            3,112            1,512            9,278            4,300
NON-INTEREST EXPENSES
   Salaries and benefits .......................................            2,347            1,721            6,492            4,722
   Occupancy ...................................................              156              154              454              399
   Equipment ...................................................              323              217              799              549
   Marketing and advertising ...................................               99               71              272              257
   Communications ..............................................               71               58              199              169
   Printing and supplies .......................................               75               81              206              186
   Bank paid loan costs ........................................              108              132              362              466
   Other operating expenses ....................................              694              449            2,013            1,333
                                                                       ----------       ----------       ----------       ----------
             Total noninterest expenses ........................            3,873            2,883           10,797            8,081
                                                                       ----------       ----------       ----------       ----------
   Income before income taxes ..................................            2,054            1,681            7,508            4,943

PROVISION FOR INCOME TAXES .....................................              749              607            2,735            1,778
                                                                       ----------       ----------       ----------       ----------

   Net income ..................................................       $    1,305       $    1,074       $    4,773       $    3,165
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE:
   BASIC .......................................................       $     0.37       $     0.31       $     1.36       $     0.90
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................       $     0.36       $     0.30       $     1.31       $     0.88
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC .......................................................        3,507,911        3,508,439        3,507,911        3,502,483
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................        3,646,696        3,572,893        3,638,925        3,591,550
                                                                       ==========       ==========       ==========       ==========

DIVIDENDS PAID PER COMMON SHARE ................................       $     0.07       $     0.06       $     0.21       $     0.17
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the nine months ended September 30, 2002 and 2003

                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                                         Accumulated
                                                           Common stock          Additional                other          Total
                                                           ------------            paid-in    Retained  comprehensive  shareholders'
                                                       Shares         Amount       capital    earnings     income         equity
                                                       ------         ------       -------    --------     ------         ------
Balance, December 31, 2001* ........................  3,328,609    $    5,559    $   22,786   $       32   $      174    $   28,551
Net Income .........................................                                               3,165                      3,165
Other comprehensive income, net of tax:
   Unrealized holding gains on
   securities available for sale ...................                                                              521           521
                                                                                                                         ----------
Comprehensive income ...............................                                                                          3,686
Cash Dividends .....................................                                                (567)                      (567)
Proceeds from stock options ........................     12,761            21            69                                      90
                                                     ----------    ----------    ----------   ----------   ----------    ----------
Balance, September 30, 2002 ........................  3,341,370    $    5,580    $   22,855   $    2,630   $      695    $   31,760
                                                     ==========    ==========    ==========   ==========   ==========    ==========

Balance, December 31, 2002 .........................  3,507,911    $    5,858    $   25,758   $      446   $      685    $   32,747
Net Income .........................................                                               4,773                      4,773
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale ...................                                                             (661)         (661)
   Less reclassification
   adjustments for gains
   included in net income ..........................                                                               (8)           (8)
                                                                                                                         ----------
Comprehensive income ...............................                                                                          4,104
Cash Dividends .....................................                                                (736)                      (736)
                                                     ----------    ----------    ----------   ----------   ----------    ----------
Balance, September 30, 2003 ........................  3,507,911    $    5,858    $   25,758   $    4,483   $       16    $   36,115
                                                      =========    ==========    ==========   ==========   ==========    ==========


* Share data has been restated to reflect 5% stock dividends issued in January 2002 and November 2002.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                (Unaudited)
                                                                                                              Nine months Ended
                                                                                                                September 30,
                                                                                                        2003                  2002
                                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..........................................................................            $   4,773             $   3,165
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Gain on sale of premises and equipment ..............................................                   (6)                  (13)
   Gain on sale of securities available for sale .......................................                  (13)                    0
   Provision for loan losses ...........................................................                1,007                   654
   Depreciation and amortization .......................................................                  641                   356
   Amortization and accretion (net) of premiums and
     discounts on securities ...........................................................                  298                    82
   Origination of mortgage loans held for sale .........................................             (421,939)             (263,913)
   Sale of mortgage loans held for sale ................................................              463,548               271,925
   (Increase) decrease in accrued interest receivable ..................................                  192                  (328)
   Increase in other assets ............................................................                 (753)                 (147)
   Increase (decrease) in accrued interest payable .....................................                  (23)                  154
   Increase in other liabilities .......................................................                  733                   225
                                                                                                    ---------             ---------
     Net cash provided by operating activities .........................................               48,458                12,160
                                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .........................................                 (635)                    0
   Purchases of securities available for sale ..........................................              (73,629)              (73,632)
   Purchase of other investments .......................................................                 (195)                  (69)
   Proceeds from the maturity of securities held to maturity ...........................                  275                 1,250
   Proceeds from the maturity of securities available for sale .........................                3,700                     0
   Proceeds from the sale of securities available for sale .............................                6,999                 5,750
   Proceeds from the call of securities available for sale .............................               48,515                16,650
   Proceeds from principal pay downs ...................................................               13,241                 4,049
   Net increase in loans ...............................................................              (33,214)              (24,289)
   Proceeds from the sale of premises and equipment ....................................                   44                     0
   Purchase of premises and equipment ..................................................               (1,257)               (1,893)
                                                                                                    ---------             ---------
     Net cash used in investing activities .............................................              (36,156)              (72,184)
                                                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ............................................................               28,191                94,229
   Net increase (decrease) in securities sold under repurchase
     agreements ........................................................................              (10,428)                2,579
   Net increase in federal funds purchased .............................................                    0                 4,363
   Net decrease in advances from Federal Home Loan Bank ................................              (12,000)              (18,985)
   Proceeds from stock options exercised ...............................................                    0                    90
   Cash dividend .......................................................................                 (736)                 (567)
                                                                                                    ---------             ---------
     Net cash provided by financing activities .........................................                5,027                81,709
                                                                                                    ---------             ---------
     Net increase in cash and cash equivalents .........................................               17,329                21,685
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................               12,142                12,426
                                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................            $  29,471             $  34,111
                                                                                                    =========             =========

CASH PAID FOR
     Interest ..........................................................................            $   5,745             $   5,778
                                                                                                    =========             =========
     Income Taxes ......................................................................            $   2,617             $   1,597
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.07 per common share to shareholders of record March 21, 2003, June 20, 2003 and September 19, 2003, payable April 4, 2003, July 7, 2003 and October 3, 2003.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2003 and 2002 was 3,507,911 and 3,502,483,
respectively. The weighted average number of common shares outstanding for diluted net income per common share was 3,638,925 and 3,591,550 for the nine months ended September 30, 2003 and 2002.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                             Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                          2003             2002             2003           2002
                                                                          ----             ----             ----           ----

Net income, as reported ........................................       $    1,305       $    1,074       $    4,733       $   3,165
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects ...................              (17)             (15)             (39)            (45)
                                                                       ----------       ----------       ----------       ---------
Pro forma net income ...........................................       $    1,288       $    1,059       $    4,694       $   3,120
                                                                       ==========       ==========       ==========       =========
Net income per common share
  Basic - as reported ..........................................       $     0.37       $     0.31       $     1.36       $    0.90
                                                                       ==========       ==========       ==========       =========
  Basic - pro forma ............................................       $     0.37       $     0.30       $     1.34       $    0.89
                                                                       ==========       ==========       ==========       =========
  Diluted - as reported ........................................       $     0.36       $     0.30       $     1.31       $    0.88
                                                                       ==========       ==========       ==========       =========
  Diluted - pro forma ..........................................       $     0.35       $     0.30       $     1.30       $    0.87
                                                                       ==========       ==========       ==========       =========

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2002
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and nine-month periods ending September 30, 2003 are not necessarily indicative of the results to be attained for any other period.

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

         Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates and such differences could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Forward-Looking Statements

         From time to time, including in this report, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; adequacy of the allowance for loan losses; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this report regarding the demand for Peoples Bancorporation's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from seven banking offices and one retail mortgage origination office located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the third quarter of 2003 was $1,305,000 or $0.36 per diluted share compared to $1,074,000 or $0.30 per diluted share for the second quarter of 2002, an increase of 21.5%. Net income for the nine months ended September 30, 2003 was $4,773,000 or $1.31 per diluted share compared to $3,165,000 or $0.88 per diluted share for the nine months ended September 30, 2002, an increase of 50.8%. Return on average equity for the nine months and three months ended September 30, 2003 was 20.38% and 14.59% compared to 14.20% and 14.02% for the nine months and three months ended September 30, 2002. Return on average assets for the nine months and three months ended September 30, 2003 was 1.64% and 1.20% compared to 1.21% and 1.12% for the nine months and three months ended September 30, 2002. The increases in the Company's net income, earnings per fully diluted share, return on average equity, and return on average assets in 2003 are attributable to increased earnings at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $3,640,000 for the nine months ended September 30, 2003 compared to net earnings of $2,386,000 for the nine months ended September 30, 2002, an increase of 52.6%. Bank of Anderson, N. A. recorded net earnings of $838,000 for the nine months ended September 30, 2003 compared to net earnings of $578,000 for the nine months ended September 30, 2002, an increase of 45.0%. Seneca National Bank recorded net earnings of $326,000 for the nine months ended September 30, 2003 compared to net earnings of $229,000 for the nine months ended September 30, 2002, an increase of 42.4%.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $169,000 or 5.3% to $3,364,000 for the quarter ended September 30, 2003 compared to $3,195,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 net interest income before provision for loan losses increased $656,000 or 7.0% to $10,034,000 compared to $9,378,000 for the nine months ended September 30, 2002. The increases in the net interest income resulted primarily from an increase in the balances of interest earning assets, as well as a decrease in interest expense associated with interest bearing liabilities. The Company's net interest margin for the nine months and three months ended September 30, 2003 was 3.33% and 3.26%, respectively, compared to 3.84% and 3.57%, respectively, for the nine months and three months ended September 30, 2002.

     The Company's total interest income for the third quarter of 2003 was $5,236,000 compared to $5,344,000 for the third quarter of 2002, a decrease of

$108,000 or 2.0%. Total interest income for the nine months ended September 30, 2003 was $15,757,000 compared to $15,310,000 for the nine months ended September 30, 2002, an increase of $447,000 or 2.9%. Interest and fees on loans, the largest component of total interest income, increased $220,000 in the third quarter of 2003 to $4,620,000 compared to $4,400,000 for the third quarter of 2002, an increase of 5.0%. Interest and fees on loans increased $681,000 for the nine months ended September 30, 2003 to $13,688,000 compared to $13,007,000 for the nine months ended September 30, 2002, an increase of 5.2%. The increase in interest and fees on loans, as well as the increase in total interest income, resulted primarily from the higher average balances in these types of earning assets, and was partially offset by the lower market interest rates that were experienced at the Company's bank subsidiaries during the first nine months of 2003 compared to the first nine months of 2002. Interest on taxable securities, the second largest component of total interest income, decreased $267,000 in the third quarter of 2003 to $506,000 compared to $773,000 for the third quarter of 2002, a decrease of 34.5%. Interest on taxable securities decreased $55,000 for the nine months ended September 30, 2003 to $1,807,000 compared to $1,862,000 for the nine months ended September 30, 2002, a decrease of 3.0%. The decrease in interest on taxable securities for the three-month and mine-month periods was primarily due to lower average balances in these types of earning assets, and also due to lower market interest rates experienced by the Company's bank subsidiaries.

     The Company's total interest expense for the third quarter of 2003 was $1,872,000 compared to $2,149,000 for the third quarter of 2002, a decrease of $277,000 or 12.9%. Total interest expense for the nine months ended September 30, 2003 was $5,723,000 compared to $5,932,000 for the nine months ended September 30, 2002, a decrease of $209,000 or 3.5%. Interest expense on deposits, the largest component of total interest expense, decreased $248,000 in the third quarter of 2003 to $1,727,000 compared to $1,975,000 for the third quarter of 2002, a decrease of 12.6%. Interest expense on deposits decreased $197,000 for the nine months ended September 30, 2003 to $5,184,000 compared to $5,381,000 for the nine months ended September 30, 2002, a decrease of 3.7%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $29,000 or 25.9% to $83,000 in the third quarter of 2003 compared to $112,000 for the third quarter of 2002. Interest on federal funds purchased and securities sold under repurchase agreements decreased $33,000 or 9.3% to $323,000 for the nine months ended September 30, 2003 compared to $356,000 for the same period in 2002. The decrease in interest expense among each of deposits, federal funds purchased, and securities sold under repurchase agreements for the three-month and nine-month periods ending September 30, 2003 compared to the same periods in 2002 is largely attributable to lower market interest rates experienced at the Company's bank subsidiaries and was partially offset by the higher average balances in some of the accounts

     Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, remained unchanged at $62,000 in the third quarter of 2003 compared to the third quarter of 2002. Interest on notes payable to the Federal Home Loan Bank increased $21,000 or 10.8% to $216,000 for the nine months ended September 30, 2003 compared to $195,000 for the nine months ended September 30, 2002. The increase in interest expense on notes payable to the Federal Home Loan Bank for the nine-month period ending September 30, 2003 compared to the same period in 2002 is largely attributable to the higher average balances in those notes payable, and was partially offset by the lower market interest rates experienced at the Company's subsidiary banks.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months and nine months ended September 30, 2003 was $549,000 and $1,007,000, respectively, compared to $143,000 and $654,000, respectively, for the three months and nine months ended September 30, 2002. The changes in the Company's provision for loan losses for the third quarter and first nine months of 2003 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. The increases were caused primarily by the growth of the loan portfolio, a $395,000 increase in non-accruing loans and loans 90 days past due and still accruing interest, coupled with a specific allocation for a certain loan in the approximate amount of $300,000 identified by management that although current and still accruing interest, the ultimate collectibility of outstanding principal is not considered probable. During the first nine months of 2003, The Peoples National Bank made provision of $775,000 compared to $475,000 for the same period on 2002. Bank of Anderson, N.A. made provision of $140,000 for the first nine months of 2003, compared to $100,000 for the same period of 2002. Seneca National Bank made provision of $92,000 during the first nine months of 2003 compared to $79,000 for the same period of 2002.

Non-interest Income

     Non-interest income increased $1,600,000 or 105.8% to $3,112,000 for the third quarter of 2003 compared to $1,512,000 for the third quarter of 2002. Non-interest income increased $4,978,000 or 115.8% to $9,278,000 for the nine months ended September 30, 2003 compared to $4,300,000 for the nine months ended September 30, 2002. Mortgage banking fee income, the largest component of non-interest income, increased $1,593,000 or 180% to $2,478,000 for the third quarter of 2003 compared to $885,000 for the third quarter of 2002. Mortgage banking fee income increased $4,827,000 or 191.3% to $7,350,000 for the first nine months of 2003 compared to $2,523,000 for the first nine months of 2002. The increase in mortgage banking fee income is largely attributable to increased customer refinancing activity due to market interest rates that have been at historical lows. The Company does not expect to be able to sustain this level of mortgage banking fee income indefinitely. Service fees and other income, the second largest component of non-interest income, increased $1,000 or 0.2% to $628,000 for the third quarter of 2003 compared to $627,000 for the third quarter of 2002. Service fees and other income increased $138,000 or 7.8% to $1,915,000 for the first nine months of 2003 compared to $1,777,000 for the first nine months of 2002. Gains of $6,000 and $13,000 were realized on the sale of available-for-sale securities during the three months and nine months ended September 30, 2003, respectively. No gain or loss was realized on the sale of securities during the three months and nine months ended September 30, 2002.

Non-interest Expense

     Total non-interest expense increased $990,000 or 34.3% to $3,873,000 for the third quarter of 2003 from $2,883,000 for the third quarter of 2002. Total non-interest expense increased $2,716,000 or 33.6% to $10,797,000 for the nine months ended September 30, 2003 from $8,081,000 for nine months ended September 30, 2002. Salaries and benefits, the largest component of non-interest expense, increased $626,000 or 36.4% to $2,347,000 for the third quarter of 2003 from $1,721,000 for the third quarter of 2002. Salaries and benefits increased $1,770,000 or 37.5% to $6,492,000 for the nine months ended September 30, 2003 from $4,722,000 for the nine months ended September 30, 2002. The increase in salaries and benefits is primarily attributable to increases in commissions paid due to elevated levels of mortgage loan activity, as well as additional staffing associated with the Company's continued growth and normal salary increases throughout the Company.

BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 70.9% of total earning assets. As of September 30, 2003, the Company held total gross loans outstanding of $283,589,000. Gross loans increased $33,102,000 or 13.2% from $250,487,000 in total gross outstanding loans at December 31, 2002 and increased $46,248,000 or 19.4% from $237,341,000 in total gross loans outstanding at September 30, 2002. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by type:

Loan Portfolio Composition                                                                September 30,            December 31,
                                                                                          -------------            ------------
(Dollars in Thousands)                                                              2003                2002           2002
                                                                                    ----                ----           ----
Commercial and Industrial - not secured by real estate ....................       $ 38,886           $ 31,958        $ 35,548
Commercial and Industrial - secured by real estate ........................         84,232             68,745          72,600
Residential real estate - mortgage ........................................         84,518             67,731          69,579
Residential real estate - construction ....................................         52,833             43,077          48,452
Consumer loans ............................................................         23,120             25,830          24,308
                                                                                  --------           --------        --------
     Gross Loans ..........................................................       $283,589           $237,341        $250,487
                                                                                  ========           ========        ========

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2003 was 5.81% and 5.80%, respectively, compared to 7.03% and 6.86%, respectively, for the nine months and three months ended September 30, 2002. From January 2001 through September 2003, the Federal Reserve has lowered the federal funds target rate thirteen times for a total of 550 basis points, so that interest rates are now at historically low levels. A large portion of the Banks' adjustable rate loans, which constitute approximately 51.7% of the loan portfolio, reprice almost immediately following each interest rate change by the Federal Reserve.

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

     The Banks employ mortgage loan personnel who originate and package loans that are pre-sold at origination to third parties and are classified as mortgage loans held for sale for reporting purposes. At September 30, 2003 the Company held $13,417,000 of mortgage loans held for sale compared to $55,026,000 at December 31, 2002 and $32,913,000 at September 30, 2002. The substantial swings in the level of mortgage loans held for sale are due to wide fluctuations in the demand for residential mortgages from time to time. During the three months ended September 30, 2003 the Company originated $147,222,000 and sold
$174,142,000 in residential mortgage loans. During the nine months ended September 30, 2003, the Company originated $421,939,000 and sold $463,548,000 in residential mortgage loans.

     The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2003 approximately $9,649,000 or 7.8% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2003 was $3,745,000 or 1.32% of loans outstanding (which excludes mortgage loans held for sale) compared to $2,850,000 or 1.14% of loans outstanding at December 31, 2002 and to $2,804,000 or 1.18% of loans outstanding at September 30, 2002. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2003 the Company had $1,008,000 in non-accruing loans, no restructured loans, $318,000 in loans more than ninety days past due and still accruing interest, and $193,000 in Other Real Estate Owned. This compares to $926,000 in non-accruing loans, no restructured loans, $5,000 loans more than ninety days past due on which interest was still being accrued, and $193,000 in other real estate owned at December 31, 2002. At September 30, 2002 the Company had $691,000 in non-accruing loans, no restructured loans, $190,000 in loans more than ninety days past due and still accruing interest, and $193,000 in Other Real Estate Owned. Non-performing loans at September 30, 2003 consisted of $153,000 in commercial loans, $846,000 in mortgage loans, and $9,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.51%, 0.37%, and 0.40% at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

     Net charge-offs during the nine months ended September 30, 2003 were $112,000 compared to net charge-offs of $138,000 for the nine months ended
September 30, 2002 and net charge-offs of $382,000 for the year ended December 31, 2002. The allowance for loan losses as a percentage of non-performing loans was 282%, 306%, and 318% as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by
Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At September 30, 2003 the Company had $362,000 in impaired loans as compared to no impaired loans at December 31, 2002 and September 30, 2002.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2003 securities totaled $86,677,000, which represents 21.7% of total earning assets. Securities increased $507,000 or 0.6% from $86,170,000 invested as of December 31, 2002 and $4,474,000 or 5.4% from
$82,203,000 invested as of September 30, 2002. The increase in securities is primarily the result of the investment of excess liquidity resulting from an increase in deposits at the Company's bank subsidiaries.

     At September 30, 2003 the Company's total investments classified as available for sale had an amortized cost of $81,583,000 and a market value of $81,608,000 for an unrealized gain of $25,000. This compares to an amortized cost of $79,125,000 and a market value of $80,163,000 for an unrealized gain of $1,038,000 on the Company's investments classified as available for sale at December 31, 2002. At September 30, 2002 the Company's total investments classified as available for sale had an amortized cost of $75,895,000 and a market value of $76,948,000 for an unrealized gain of $1,053,000.

Cash and Cash Equivalents


     The Company's cash and cash equivalents increased $17,329,000 or 142.7% to $29,471,000 at September 30, 2003 from $12,142,000 at December 31, 2002 and decreased  $4,640,000  or 13.6% from  $34,111,000  at September  30,  2002.  The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits grew $28,190,000 or 8.6% to $356,364,000 at September 30, 2003 from $328,174,000 at December 31, 2002 and $25,333,000 or 7.7% from
$331,031,000 at September 30, 2002. The increase resulted from deposits generated by each of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the nine months ended September 30, 2003, interest-bearing deposits averaged $299,907,000 compared to $247,208,000 for the same period of 2002. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. On September 30, 2003 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $688,000. At December 31, 2002 the Internet certificates of deposit totaled $990,000, and there were no brokered deposits. At September 30, 2002 Peoples National Bank had

$1,486,000 in Internet certificates of deposit and brokered deposits totaled $100,000. These deposits are an attractive alternative funding source available to use while continuing efforts to maintain and grow the bank's local deposit base.

     The average interest rate paid on interest-bearing deposits was 2.31% during the nine months ended September 30, 2003 compared to 2.86% for the same period of 2002. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2003 interest-bearing deposits comprised 86.5% of total deposits compared to 86.3% at September 30, 2002.

     The Company's core deposit base consists largely of consumer time deposits, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 76.9% and 77.8% for the nine months ended September 30, 2003 and 2002 respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered to be less stable and less reliable than core deposits.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2003 short-term borrowings totaled $24,903,000 and were comprised entirely of securities sold under repurchase agreements. At December 31, 2002 short-term borrowings totaled $47,331,000 and were comprised of $35,331,000 in securities sold under repurchase agreements and $12,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2002 short-term borrowings totaled $27,588,000 and were comprised of $4,363,000 in Federal Funds Purchased and $23,225,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of September 30, 2003, December 31, 2002, and September 30, 2002.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2003, The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $38,026,000, and the unused portion of this line of credit was $33,026,000. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank at September 30, 2003 of $13,497,000 and $3,529,000, respectively, all of which were unused. At September 30, 2003, the Banks had unused federal funds lines of credit with various correspondent banks totaling $22,450,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

     During the first nine months of 2003, the Company had capital expenditures of approximately $809,000 associated with the construction of a branch facility for Bank of Anderson, which opened in August 2003. The Company is also planning capital expenditures that may be made in whole or part during the remainder of 2003. This includes the expansion of the main office of Bank of Anderson for a total cost of approximately $800,000. This expansion was begun in the third quarter of 2003, with approximately $25,000 being spent during the quarter. The Company may also purchase additional office space for the mortgage department of The Peoples National Bank in Easley for approximately $630,000, as well as a tract of land at an undetermined price for a branch office of The Peoples National Bank in Greenville. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

          OFF-BALANCE SHEET RISK and DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At September 30, 2003, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $72,662,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4,273,000 at September 30, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company engages in the origination and sale of residential mortgage loans and enters into commitments on an individual loan basis to both originate and sell residential mortgage loans whereby the interest rate on the loan to the borrower and to the end purchaser of the loan is determined prior to funding (rate lock commitments). At September 30, 2003 the Company had commitments outstanding to originate residential mortgage loans under rate locks commitments from borrowers totaling $20,711,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company does not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of June 30, 2003 for the Company was immaterial.

     Neither the Company nor the subsidiaries are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at September 30, 2003.

CAPITAL ADEQUACY and RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2003:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                         Well                        Adequately
                                                                                      Capitalized                    Capitalized
                                                          Actual                      Requirement                    Requirement
                                                  Amount         Ratio           Amount         Ratio           Amount         Ratio
                                                  ------         -----           ------         -----           ------         -----
Company:
Total Risk-based Capital ...............         $39,767         12.75%         $31,190         10.00%          $24,952        8.00%
Tier 1 Risk-based Capital ..............          36,099         11.57           18,720          6.00            12,480        4.00
Leverage Ratio .........................          36,099          8.31           21,720          5.00            17,376        4.00

Peoples National Bank:
Total Risk-based Capital ...............         $24,059         12.71%         $18,929         10.00%          $15,143        8.00%
Tier 1 Risk-based Capital ..............          21,692         11.46           11,357          6.00             7,571        4.00
Leverage Ratio .........................          21,692          8.50           12,760          5.00            10,208        4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............         $ 9,736         11.45%         $ 8,503         10.00%          $ 6,802        8.00%
Tier 1 Risk-based Capital ..............           8,853         10.41            5,103          6.00             3,402        4.00
Leverage Ratio .........................           8,853          7.08            6,252          5.00             5,002        4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 4,357         11.72%         $ 3,718         10.00%          $ 2,974        8.00%
Tier 1 Risk-based Capital ..............           3,939         10.60            2,230          6.00             1,486        4.00
Leverage Ratio .........................           3,939          8.23            2,393          5.00             1,914        4.00


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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

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

     In June 2003,  the  American  Institute  of  Certified  Public  Accountants
(AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for

Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP, if any, would be reported as a change in accounting estimate. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk do not arise in the normal course of the Company's business activities, although they may affect a few of the Company's customers

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2003, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $141,412,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $134,262,000, $57,478,000 and $39,386,000, respectively, at September 30, 2003.

Item 4.           CONTROLS AND PROCEDURES

     Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

     No disclosure is required under 17 C.F.R. Section 229.308(c).

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

31.1     Rule 13a-14(a) / 15d-14(a) Certifications
31.2     Rule 13a-14(a) / 15d-14(a) Certifications
32       Section 1350 Certifications

(b)      Reports on Form 8-K.

         Peoples Bancorporation, Inc. filed a Current Report on Form 8-K dated July 15, 2003 pursuant to Item 9 of that Form with respect to information provided pursuant to Item 12 of that Form.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PEOPLES BANCORPORATION, INC.


Dated:  November 7, 2003                By:    /s/ Robert E. Dye, Sr.
                                             ------------------------
                                             Robert E. Dye, Sr.
                                             President and Chairman of the Board


Dated:  November 7, 2003                By:   /s/ William B. West
                                            ---------------------
                                             William B. West
                                             Sr. Vice President & CFO
                                             (principal financial officer)

                                  Exhibit Index

Exhibit No.                Description of Exhibit

31.1                       Rule 13a-14(a) / 15d-14(a) Certifications
31.2                       Rule 13a-14(a) / 15D-14(a) Certifications
32                         Section 1350 Certifications