Form 10-K
period 2003-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2004-03-30
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

The aggregate  market value of the voting and  non-voting  common equity held by nonaffiliates  of the  Registrant  (2,512,518  shares)  on  June  30,  2003  was approximately $50,501,612. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (2,649,852 shares) on March 1, 2004 was approximately $63,331,463. As of such dates, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2004: 3,682,754 shares of $1.67 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

                           FORWARD LOOKING STATEMENTS

         This Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate,"
"project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.

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

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

ITEM 1.  BUSINESS

The Company

         Peoples Bancorporation, Inc. (the "Company") was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. In 2000, the

Company elected to become a financial holding company, but it has not yet engaged in any activities permitted to financial holding companies that are impermissible for bank holding companies. The Company has three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as "the Banks").

         The Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from seven banking offices located in the Upstate Area of South Carolina.

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

         Bank of Anderson, National Association, serves its customers from one location in the City of Anderson and another location in Anderson County, South Carolina. Anderson is located approximately 25 miles southwest of Greenville, South Carolina and approximately 25 miles south of Easley in Anderson County, South Carolina.

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

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty (30) competitor bank branches, one (1) savings institution branch, and two (2) credit union branches. In Anderson County there are fifty-eight (58) competitor bank branches and five (5) credit union branches. In Oconee County, there are fifteen
(15) competitor bank branches,  four (4) savings institution  branches,  and one
(1) credit union branch. The Peoples National Bank has approximately 15.97% of the deposits of FDIC insured institutions in Pickens County. The Peoples National Bank and Bank of Anderson, combined, have approximately 7.90% of the deposits of FDIC insured institutions in Anderson County. Seneca National Bank has approximately 5.25% of the deposits of FDIC insured institutions in Oconee County.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2003, 2002 and 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                     AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                            (dollars in thousands)
                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                               2003                    2002                    2001
                                                                               ----                    ----                    ----
Assets
Cash and Due from Banks .......................................               $ 11,539               $ 11,721               $  8,768

Taxable Securities ............................................                 75,300                 57,915                 31,873
Tax-Exempt Securities .........................................                  4,837                  3,419                  3,468
Federal Funds Sold ............................................                 15,784                 20,454                  9,274
Mortgage loans held for sale ..................................                 32,511                 28,572                 26,167
Gross Loans ...................................................                275,424                229,523                197,098
Less:  Loan Loss Reserve ......................................                  3,299                  2,649                  2,184
                                                                              --------               --------               --------
Net Loans .....................................................                272,125                226,874                194,914
                                                                              --------               --------               --------

Other Assets ..................................................                 15,447                 13,807                 12,790
                                                                              --------               --------               --------
Total Assets ..................................................               $427,543               $362,762               $287,254
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 50,352               $ 40,778               $ 32,765
Interest-bearing Deposits:
    Interest Checking .........................................                 37,650                 32,657                 28,638
    Savings Deposits ..........................................                  9,513                  7,487                  5,726
    Money Market ..............................................                 61,048                 57,897                 23,714
    Certificates of Deposit ...................................                171,155                140,730                124,605
    Individual Retirement Accounts ............................                 23,500                 17,732                 14,355
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                302,866                256,503                197,038
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 31,747                 27,150                 22,871
Long-term Borrowings ..........................................                  5,000                  5,000                  5,000
Other Liabilities .............................................                  2,830                  3,079                  2,445
                                                                              --------               --------               --------
    Total Liabilities .........................................                392,795                332,510                260,119
                                                                              --------               --------               --------

Common Stock ..................................................                  5,903                  5,615                  5,273
Additional paid-in capital ....................................                 26,334                 23,275                 20,455
Retained earnings .............................................                  2,511                  1,362                  1,407
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 34,748                 30,252                 27,135
                                                                              --------               --------               --------

Total Liabilities and Shareholders' ...........................               $427,543               $362,762               $287,254
                                                                              ========               ========               ========
Equity

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2003, 2002 and 2001 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:


                                                                                          Year Ended December 31, 2003
                                                                                          ----------------------------
                                                                                             (dollars in thousands)
                                                                               Average               Interest           Average
Assets                                                                         Amount              Earned/Paid         Yield/Rate
                                                                               ------              -----------         ----------

Securities - Taxable ............................................             $ 75,300               $  2,396             3.18%
             Tax-Exempt .........................................                4,837                    180             5.64%*

Federal Funds Sold ..............................................               15,784                    176             1.12%

Mortgage loans held for sale ....................................               32,511                  1,002             3.08%

Gross Loans .....................................................              275,424                 17,153             6.23%
                                                                              --------               --------

    Total Earning Assets ........................................             $403,856               $ 20,907             5.20%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 37,650               $   5150             0.40%
Savings Deposits ................................................                9,513                     43             0.45%
Money Market ....................................................               61,048                    752             1.23%
Certificates of Deposit .........................................              171,155                  5,069             2.96%
Individual Retirement Accounts ..................................               23,500                    844             3.59%
                                                                              --------               --------
                                                                               302,866                  6,858

Short-term Borrowings ...........................................               31,747                    427             1.35%
Long-term Borrowings ............................................                5,000                    241             4.82%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $339,613               $  7,526             2.22%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 64,243
                                                                              ========
Net interest income .............................................                                    $ 13,381
                                                                                                     ========
Interest rate spread ............................................                                                         2.98%*
Net yield on earning assets .....................................                                                         3.34%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest earning assets is calculated by dividing net interest earnings by total interest earning assets.

                                                                                           Year Ended December 31, 2002
                                                                                           ----------------------------
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

                                                                                           Year Ended December 31, 2001
                                                                                           ----------------------------
                                                                                              (dollars in thousands)
                                                                               Average                 Interest           Average
Assets                                                                         Amount                Earned/Paid         Yield/Rate
                                                                               ------                -----------         ----------
Securities - Taxable ............................................             $ 31,873               $  1,918                 6.02%
             Tax-Exempt .........................................                3,468                    167                 7.30%*

Federal Funds Sold ..............................................                9,274                    420                 4.53%

Mortgage loans held for sale ....................................               26,167                  1,292                 4.94%

Gross Loans .....................................................              197,098                 16,416                 8.33%
                                                                              --------               --------

    Total Earning Assets ........................................             $267,880               $ 20,213                 7.58%*
                                                                              ========               ========

Liabilities
Interest Checking ...............................................             $ 28,638               $    430                 1.50%
Savings Deposits ................................................                5,726                     80                 1.40%
Money Market ....................................................               23,714                    770                 3.25%
Certificates of Deposit .........................................              124,605                  7,074                 5.68%
Individual Retirement Accounts ..................................               14,355                    872                 6.07%
                                                                              --------
                                                                               197,038                  9,226

Short-term Borrowings ...........................................               22,871                    847                 3.70%
Long-term Borrowings ............................................                5,000                    241                 4.82%
                                                                              --------               --------

    Total Interest-bearing Liabilities ..........................             $224,909               $ 10,314                 4.59%
                                                                              ========               ========

Excess of interest-earning assets
  over interest-bearing liabilities .............................             $ 42,971
                                                                              ========
Net interest income .............................................                                    $  9,899
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



                                                                                            Year Ended December 31,
                                                                                             2003 compared to 2002
                                                                                             ---------------------
                                                                                             (dollars in thousands)

                                                                              Change in              Change in              Total
                                                                               Volume                  Rate                 Change
                                                                               ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $   675                $  (926)               $  (251)
     Tax-Exempt ...............................................                    55                    (26)                    29

Federal Funds Sold ............................................                  (132)                   (67)                  (199)

Net Loans .....................................................                 3,108                 (2,385)                   723
                                                                              -------                -------                -------

Total Interest Income .........................................                 3,706                 (3,404)                   302
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    31                   (112)                   (81)
     Savings Deposits .........................................                    10                    (10)                     0
     Money Market .............................................                    74                   (744)                  (670)
     Certificates of Deposit ..................................                   950                   (658)                   292
     Individual Retirement Accounts ...........................                   219                   (126)                    93
                                                                              -------                -------                -------
                                                                                1,284                 (1,650)                  (366)
Short-term Borrowings .........................................                    80                   (185)                  (105)
Long-term Borrowings ..........................................                     -                      -                      -
                                                                              -------                -------                -------

Total Interest Expense ........................................                 1,364                 (1,835)                  (471)
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 2,342                $(1,569)               $   773
                                                                              =======                =======                =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, most of the increase in 2003 net interest income of $773,000 was primarily due to the change in volume. Substantially all the $302,000 increase in interest income was related to the volume growth in the loan portfolios. In reviewing the Company's deposits, substantially all the $471,000 decrease in interest expense was due to the decreases in the rates paid on Money Market accounts and Certificates of Deposit.

                                                                                             Year Ended December 31,
                                                                                              2002 compared to 2001
                                                                                              (dollars in thousands)

                                                                               Change in              Change in              Total
                                                                                Volume                  Rate                 Change
                                                                                ------                  ----                 ------

Interest earned on:
Securities
     Taxable ..................................................               $ 1,276                $  (547)               $   729
     Tax-Exempt ...............................................                    (2)                   (14)                   (16)

Federal Funds Sold ............................................                   305                   (350)                   (45)

Net Loans .....................................................                 2,552                 (2,828)                  (276)
                                                                              -------                -------                -------

Total Interest Income .........................................                 4,131                 (3,739)                   392
                                                                              -------                -------                -------

Interest paid on:
     Interest Checking ........................................                    54                   (253)                  (199)
     Savings Deposits .........................................                    19                    (56)                   (37)
     Money Market .............................................                   879                   (227)                   652
     Certificates of Deposit ..................................                   826                 (3,123)                (2,297)
     Individual Retirement Accounts ...........................                   178                   (299)                  (121)
                                                                              -------                -------                -------
                                                                                1,956                 (3,958)                (2,002)
Short-term Borrowings .........................................                   137                   (452)                  (315)
Long-term Borrowings ..........................................                     -                      -                      -
                                                                              -------                -------                -------

Total Interest Expense ........................................                 2,093                 (4,410)                (2,317)
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $ 2,038                $   671                $ 2,709
                                                                              =======                =======                =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, most of the increase in 2002 net interest income of $2,709,000 was primarily due to the change in volume. Substantially all the $392,000 increase in interest income was related to the volume growth in the loan portfolios. In reviewing the Company's deposits, substantially all the $2,317,000 decrease in interest expense was due to the decrease in rates paid on Certificates of Deposit.

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

When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2003, approximately $14,878,000, or 34%, of commercial loans were unsecured compared to approximately $16,225,000 or 46% at December 31, 2002.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. The Banks have mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. The Company also purchases mortgage loans through a wholesale mortgage loan division of The Peoples National Bank that are also pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In 2003, the Company originated $417,808,000, and sold $475,416,000 in mortgage loans held for sale.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $230,243,000 or 76% of total loans at December 31, 2003, compared to $190,631,000 or 62% at year end 2002. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2003, 2002, 2001, 2000 and 1999.

Loan Portfolio Composition
(dollars in thousands)                                                                     December 31,
                                                                                           ------------
                                                                    2003         2002           2001           2000           1999
                                                                    ----         ----           ----           ----           ----
Commercial  and  Industrial  - not  secured by
  real estate  ..........................................       $ 44,306       $ 35,548       $ 26,997       $ 24,084       $ 25,677
Commercial  and  industrial  - secured by real
  estate ................................................         84,805         72,600         53,445         45,668         32,248
Real Estate - mortgage ..................................         90,299         69,579         60,881         58,540         43,015
Real estate - construction ..............................         55,139         48,452         48,099         37,308         26,013
Consumer Loans ..........................................         21,703         24,308         23,114         19,426         14,964
                                                                --------       --------       --------       --------       --------
Loans held for investment ...............................        296,252        250,487        212,536        185,026        141,917
Loans held for sale .....................................          5,101         55,026         40,925         16,992          6,662
 Less:  Allowance for loan losses .......................          3,438          2,850          2,288          2,023          1,581
                                                                --------       --------       --------       --------       --------
Net Loans ...............................................       $297,915       $302,663       $251,173       $199,995       $146,998
                                                                ========       ========       ========       ========       ========

                                                                               Percentage of Loans Held for Investment
                                                                               ---------------------------------------
                                                                   2003          2002           2001            2000           1999
                                                                   ----          ----           ----            ----           ----
Commercial and Industrial - not secured by
  real estate ...........................................         14.95%         14.19%         12.70%         13.02%         18.09%
Commercial and industrial - secured by real
  estate ................................................         28.63%         28.98%         25.15%         24.68%         22.72%
Real Estate - mortgage ..................................         30.48%         27.78%         28.64%         31.64%         30.31%
Real estate - construction ..............................         18.61%         19.34%         22.63%         20.16%         18.33%
Consumer loans ..........................................          7.33%          9.71%         10.88%         10.50%         10.55%
                                                                 ------         ------         ------         ------         ------
     Total ..............................................        100.00%        100.00%        100.00%        100.00%        100.00%

         The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

                                                                                 Loan Maturity and Interest Sensitivity
                                                                                         (dollars in thousands)

                                                                                    Due After 1
                                                                 Due in 1           Year up to         Due after
Type of Loans                                                  Year or less           5 years           5 years              Total
                                                               ------------           -------           -------              ----

Commercial and Industrial ..........................            $ 20,014            $ 19,114            $  5,178            $ 44,306
Real Estate ........................................              89,837             115,246              25,160             230,243
Consumer Loans .....................................               8,438              11,881               1,384              21,703
Mortgage Loans Held for Sale .......................               5,101                   -                   -               5,101
                                                                --------            --------            --------            --------
    Total ..........................................            $123,390            $146,241            $ 31,722            $301,353

         All loans are recorded according to original terms, and demand loans, overdrafts, mortgage loans held for sale and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2003, the amount of loans due after one year with predetermined interest rates totaled approximately $68,138,000 while the amount of loans due after one year with floating interest rates totaled approximately $109,825,000.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                         December 31,
                                                                                         ------------
                                                                                    (dollars in thousands)

Non-performing Assets                                      2003            2002              2001           2000              1999
                                                           ----            ----              ----           ----              ----

Non-performing loans:
  Non-accrual loans ...........................          $  829           $  926           $  993           $  993           $  628
  Past due 90 days or more ....................             122                5                -              108                -
  Other restructured loans ....................               -                -                8               67              150
                                                         ------           ------           ------           ------           ------
Total non-performing loans ....................          $  951           $  931           $1,001           $1,168           $  778
Real estate acquired in
  settlement of loans .........................             517              193              950              478              219
                                                         ------           ------           ------           ------           ------
Total non-performing assets ...................          $1,468           $1,124           $1,951           $1,646           $  997
                                                         ======           ======           ======           ======           ======
Non-performing assets as a
  Percentage of loans and
  other real estate ...........................            0.49%            0.37%            0.77%            0.82%            0.68%
Allowance for loan losses as
  a percentage of non-
  performing loans ............................             362%             306%             229%             173%             203%

         In an effort to more accurately reflect the status of the Company's loan portfolio, accrual of interest is discontinued on a loan that displays certain problem indications which might jeopardize full and timely collection of principal and/or interest. The Company's Loan Policy drives the administration of problem loans. Through constant review by credit managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, economic and business factors, loan monitoring is managed. Credit management activities, including specific reviews of new large credits, are reviewed by the Directors' Loan Committees of each banking subsidiary, which meet monthly.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $101,000 for the year ended December 31, 2003. The interest on those loans that was included in net income for 2003 amounts to $26,000.

         As of December 31, 2003, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No.114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. There were no impaired loans at December 31, 2003 and December 31, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

         The  purpose of the  Company's  allowance  for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the allowance for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrower's ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for inherent losses in the loan portfolios of its subsidiaries. However, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and expected industry trends.

         The allowance for loan losses for each portfolio segment is set at an amount that reflects management's best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the loan portfolios of its bank subsidiaries. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are inherent losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because the state of the economy, industry trends, and conditions affecting individual borrowers may affect the amount of such losses, management's estimate of the appropriate amount of the allowance is necessarily approximate and imprecise. The Company and its bank subsidiaries are also subject to regulatory examinations and determinations as to adequacy of the allowance for loan losses, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes the services of an outside consultant to perform quality reviews of its loan portfolio. The review considers the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including the Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios and the adequacy of the allowance for loan losses.

         Management does not segregate the allowance by loan category and the entire allowance is available to absorb losses from all loan categories.

         At December 31, 2003 the allowance for loan losses was $3,438,000, or 1.16% of gross outstanding loans (excluding mortgage loans held for sale), compared to $2,850,000, or 1.14% of gross outstanding loans (excluding mortgage loans held for sale), at December 31, 2002. During fiscal 2003, the Company experienced net charge-offs of $518,000, or 0.19% of average loans, compared to net charge-offs of $382,000, or 0.15% of average loans in fiscal 2002. Consumer loan net charge-offs were $110,000 in 2003 compared to net charge-offs of $69,000 in 2002. Commercial loan net charge-offs were $229,000 in 2003 compared to net charge-offs of $272,000 in 2002. Mortgage loan net charge-offs were $179,000 in 2003 compared to net charge-offs of $41,000 in 2002.

         The Company made provisions for loan losses of $1,106,000 in fiscal 2003 compared to $944,000 for fiscal 2002.

         In fiscal 2003 and 2002, The Peoples National Bank made provisions for loan losses of $775,000 and $550,000, respectively. In fiscal 2003 and 2002, The Peoples National Bank recorded net charge-offs of $469,000 and $97,000, respectively. In fiscal 2003, Bank of Anderson made provisions for loan losses of $200,000 compared to $130,000 in 2002. In fiscal 2003 and 2002, Bank of Anderson recorded net charge-offs of $18,000 and $12,000, respectively. Seneca National Bank made provisions for loan losses of $131,000 in fiscal 2003 compared to $264,000 in 2002. In fiscal 2003 and 2002 Seneca National Bank recorded net charge-offs of $31,000 and $273,000 respectively. The substantial increase in charge-offs at Peoples National Bank was primarily due to management's assessment of the ultimate collectibility of certain loans in the portfolio resulting from the individual circumstances of the borrowers involved.

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

Analysis of the Allowance for Loan Losses
(dollars in thousands)                                                                    Year Ended December 31,
                                                                                          -----------------------
                                                                        2003         2002          2001          2000         1999
                                                                        ----         ----          ----          ----         ----
Balance at beginning of year .................................        $2,850        $2,288        $2,023        $1,581        $1,093
Charge-offs:
Commercial and Industrial - not secured by real estate .......            28           277           406           104            15
Commercial and industrial - secured by real estate ...........            33             0            53             0             0
Real Estate - mortgage .......................................           358            47            67            17            50
Real estate - construction ...................................             0             0             0             0             0
Consumer Loans ...............................................           146            86           129           127            80
                                                                      ------        ------        ------        ------        ------
                                                                         565           410           655           248           145
                                                                      ------        ------        ------        ------        ------
Recoveries:
Commercial and Industrial - not secured by real estate .......             8             5             3             3            17
Commercial and industrial - secured by real estate ...........             0             2             0             0             0
Real Estate - mortgage .......................................             3             4             1             1             0
Real estate - construction ...................................             0             0             0             0             0
Consumer Loans ...............................................            36            17            24             5            45
                                                                      ------        ------        ------        ------        ------
                                                                          47            28            28             9            62
                                                                      ------        ------        ------        ------        ------
Net Charge-offs ..............................................           518           382           627           239            83

Provision for loan losses ....................................         1,106           944           892           681           571
                                                                      ------        ------        ------        ------        ------
Balance at end of year .......................................        $3,438        $2,850        $2,288        $2,023        $1,581
                                                                      ======        ======        ======        ======        ======

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                  2003          2002            2001           2000           1999
                                                                  ----          ----            ----           ----           ----
Net charge-offs to average loans
   outstanding during the year .....................              0.19%          0.17%          0.32%          0.14%          0.07%
Net charge-offs to total loans
   outstanding at end of year ......................              0.17%          0.15%          0.30%          0.13%          0.06%
Allowance for loan losses to
   average loans ...................................              1.25%          1.24%          1.16%          1.21%          1.38%
Allowance for loan losses to
    total loans at end of year .....................              1.16%          1.14%          1.08%          1.09%          1.11%
Net charge-offs to allowance for
    loan losses at end of year .....................             15.07%         13.40%         27.40%         11.81%          5.25%
Net charge-offs to provision for
    loan losses ....................................             46.84%         40.47%         70.29%         35.10%         14.54%

         The allowance for loan losses is increased by direct charges to operating expense, the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2003. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2003, 2002 and 2001.

                                                                            Securities Portfolio Composition
                                                                                 (dollars in thousands)
                                                                2003                       2002                        2001
                                                                ----                       ----                        ----
                                                     Amortized       Market      Amortized       Market       Amortized       Market
                                                       Cost           Value         Cost         Value          Cost          Value
                                                       ----           -----         ----         -----          ----          -----
AVAILABLE FOR SALE
Obligations of U.S. Treasury and
    other U.S. Government agencies .............       $78,620       $78,714       $79,125       $80,163       $30,076       $30,339
State and Political Subdivisions ...............             -             -             -             -             -             -
                                                       -------       -------       -------       -------       -------       -------
Total Available for Sale .......................        78,620        78,714        79,125        80,163        30,076        30,339
                                                       -------       -------       -------       -------       -------       -------
HELD FOR INVESTMENT
State and Political Subdivisions ...............         5,632         5,752         4,123         4,248         3,339         3,417
                                                       -------       -------       -------       -------       -------       -------

Other Investments ..............................         2,147         2,147         1,884         1,884         1,815         1,815
                                                       -------       -------       -------       -------       -------       -------
         Total .................................       $86,399       $86,613       $85,132       $86,295       $35,230       $35,571
                                                       =======       =======       =======       =======       =======       =======


         The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholder's equity net of deferred income taxes in comprehensive income. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. The Company has no trading securities.

         At  December  31,  2003  the  Company's  total   investment   portfolio
classified as available for sale had a book value of $78,620,000 and a market value of $78,714,000 for an unrealized net gain of $94,000.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 2003:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                 Average Yield**
                                                                            ----                 ---------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year ..................................................    $           -                  0.00%
         1-5 Years .................................................           58,099                  2.44%
         5-10 Years ................................................           13,540                  3.86%
         Greater than 10 Years .....................................            6,981                  5.07%
                                                                        -------------
                                                                        $      78,620                  2.92%
                                                                        =============
HELD FOR INVESTMENT State and political subdivisions:
         0-1 Year ..................................................    $         510                  6.04%*
         1-5 Years .................................................            2,600                  5.24%*
         5-10 Years ................................................            2,422                  4.03%*
         Greater than 10 Years .....................................              100                  6.35%*
                                                                        -------------
                  Total ............................................    $       5,632                  4.81%*
                                                                        =============

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%. ** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2003 and Internet deposits totaled approximately $990,000 at December 31, 2002. There were no brokered deposits at December 31, 2003 and December 31, 2002. During 2003 and 2002 the Company reduced its dependence on these nontraditional deposits replacing them with core deposits obtained through several deposit gathering campaigns. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2003 were $353,218,000 compared to $297,281,000 the prior year, an increase of $55,937,000 or 19%. The increase in average deposits in 2003 is attributable to new deposits generated by the Banks.

         In 2003 the average noninterest-bearing deposits increased approximately $9,574,000 or 23%, average interest-bearing checking accounts increased $4,993,000 or 15%, average savings accounts increased $2,026,000 or 27%, average money market accounts increased $3,151,000 or 5%, average certificates of deposit increased $30,425,000 or 22%, and individual retirement accounts increased $5,768,000 or 33%. The growth in deposits is attributable to new deposits generated at each of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2003, 2002 and 2001, the average amount of and average rate paid on each of the following deposit categories:

Deposit Category                                                Average Amount                              Average Rate Paid
                                                                --------------                              -----------------
                                                             (dollars in thousands)
                                                         2003           2002           2001           2003        2002        2001
                                                         ----           ----           ----           ----        ----        ----
Noninterest-bearing Deposits ......................   $ 50,352       $ 40,778       $ 32,765             -           -           -
Interest-bearing Deposits
    Interest Checking .............................     37,650         32,657         28,638          0.40%       0.71%       1.50%
    Savings Deposits ..............................      9,513          7,487          5,726          0.45%       0.57%       1.40%
    Money Market ..................................     61,048         57,897         23,714          1.23%       2.46%       3.25%
    Certificates of Deposit .......................    171,155        140,730        124,605          2.96%       3.39%       5.68%
    Individual Retirement Accounts ................     23,500         17,732         14,355          3.59%       4.24%       6.07%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 77% in 2003 compared to approximately 78% in 2002. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. Virtually all of the certificates of deposit over $100,000 are held by local customers. In 2001 the Company had $5,100,000 in brokered deposits included in total certificates of deposits. There were no brokered deposits at December 31, 2002 and 2003.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2003:

                                             Time Certificates of Deposit
                                             ----------------------------
                                                 (dollars in thousands)
             3 months or less ...................     $      30,767
             4-6 months .........................             8,871
             7-12 months ........................            21,406
             Over 12 months .....................            30,885
                                                      -------------
                      Total .....................     $      91,929
                                                      =============


RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                     2003       2002       2001
                                                     ----       ----       ----
Return on average assets ......................      1.18%      1.21%      1.07%
Return on average equity ......................     14.52%     14.49%     11.31%
Average equity to average assets ratio ........      8.13%      8.34%      9.45%
Dividend payout ratio (1) .....................     19.96%     17.98%     18.89%

(1) Includes cash-in-lieu of fractional shares paid on 5% stock dividend.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2003, 2002 and 2001. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                            Weighted
                                                                 Maximum                        Weighted                    Average
                                                               Outstanding       Annual          Average                    Interest
                                                                  at any        Average         Interest      Year End      Rate at
              Year Ended December 31,                           Month End       Balance           Rate        Balance       Year End
                                                                ---------       -------           ----        -------       --------
                                                                                        (dollars in thousands)
2003:
Federal funds purchased .....................................    $ 1,579        $   152           2.99%      $        -       1.37%
Securities sold under repurchase agreements .................    $33,035        $28,783           1.34%         $24,390       0.94%
2002:
Federal funds purchased .....................................    $ 4,363        $   364           1.67%      $        -       1.64%
Securities sold under repurchase agreements .................    $35,331        $25,597           2.44%         $35,331       1.52%
2001:
Federal funds purchased .....................................    $ 2,000        $   479           3.82%      $        -       2.14%
Securities sold under repurchase agreements .................    $20,646        $17,165           3.84%         $20,646       2.49%


MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rate and equity prices. The Company's primary risk is interest rate risk.
         The primary objective of Asset/Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive earning liabilities. The relationship of rate-sensitive earning assets to rate-sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2003, approximately 40% of the Company's interest-earning assets were scheduled to reprice or to mature within one year compared to approximately 82% of interest-bearing liabilities.

         The following table shows the Company's rate-sensitive position at December 31, 2003 as measured by gap analysis (the difference between the interest-earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $129.6 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. As a result, at December 31, 2003 the ratio of rate-sensitive assets to rate-sensitive liabilities within the one-year time frame was 51%, indicating a "liability-sensitive" position. Companies in a liability sensitive position would expect rising interest rates to have a negative impact on net interest income and falling interest rates to have a positive impact.

         The following table sets forth the Company's interest sensitivity position as of December 31, 2003.

                          Interest Sensitivity Analysis
                             (dollars in thousands)

                                                            Within 3         4-12                           Over 5
                                                             Months         months         1-5 years        Years           Total
                                                             ------         ------         ---------        -----           -----
INTEREST-EARNING ASSETS:
  Federal Funds Sold ................................      $  11,865       $        -       $        -     $        -      $  11,865
  Investment Securities .............................              -              511           60,700         25,188         86,399
  Interest Bearing Deposits in Other Banks ..........              -              214                -              -            214
  Total loans .......................................         67,556           55,131          147,178         31,488        301,353
                                                           ---------        ---------        ---------      ---------      ---------

Total Interest-Earning Assets .......................      $  79,421        $  55,856        $ 207,878      $  56,676      $ 399,831
                                                           ---------        ---------        ---------      ---------      ---------
INTEREST-BEARING LIABILITIES:
    Interest Checking ...............................     $        -        $  40,076       $        -     $        -      $  40,076
    Savings Deposits ................................              -           10,098                -              -         10,098
    Money Market ....................................         54,737                -                -              -         54,737
    Time Deposits ...................................         62,414           73,181           70,047            487        206,129
    Other Borrowings ................................         24,390                -                -          5,000         29,390
                                                           ---------        ---------        ---------      ---------      ---------

Total Interest-Bearing Liabilities ..................      $ 141,541        $ 123,355        $  70,047      $   5,487      $ 340,430
                                                           ---------        ---------        ---------      ---------      ---------

Interest sensitive gap ..............................      $ (62,120)       $ (67,499)       $ 137,831      $  51,189
Cumulative interest sensitive gap ...................      $ (62,120)       $(129,619)       $   8,212      $  59,401
RSA/RSL .............................................             56%              45%
Cumulative RSA/RSL ..................................             56%              51%

RSA - rate sensitive assets; RSL - rate sensitive liabilities

         It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest rate environments to measure and manage the bank's short-term interest rate risk. Additionally, each of the Company's banking subsidiaries measures anticipated changes in its economic value of equity, in order to ascertain its long-term interest rate risk. This is done by calculating the difference between the theoretical market value of the bank's assets and liabilities and subjecting the balance sheet to different interest rate environments to measure and manage long-term interest rate risk.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2003 the Banks, in aggregate, had unused federal funds lines of credit totaling $22,450,000 with correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2003 The Peoples National Bank had $5,000,000 in long-term borrowings and no short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2003, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $34,968,000. At December 31, 2003, Bank of Anderson, N. A. had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $15,688,000. Seneca National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $4,327,000 at December 31, 2003. The Federal Home Loan Bank requires that investment securities, qualifying single-family mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity currently available assumes that the Banks' $1,606,200 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2003 the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $84,377,000 through various types of arrangements, described further in the table on the following page.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.


                                                         December 31, 2003
                                                         -----------------
                                                         (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties ....   $      33,352
  Lines of credit secured by commercial properties .....          22,403
  Other unused commitments .............................          28,622
                                                           -------------
     Total .............................................   $      84,377
                                                           =============

         In addition to commitments to extend credit, the Banks also issue standby letters of credit which are assurances to a third party that it will not suffer a loss if the bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4,633,000 at December 31, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

         According to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company engages in the origination and sale of residential mortgage loans and enters into commitments on an individual loan basis to both originate and sell residential mortgage loans whereby the interest rate on the loan to the borrower and to the end purchaser of the loan is determined prior to funding (rate lock commitments). At December 31, 2003 the Company had commitments outstanding to originate residential mortgage loans under rate lock commitments from borrowers totaling $10,754,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company does not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of December 31, 2003 for the Company was immaterial.

         Neither the Company nor its subsidiaries are involved in other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2003. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for discussion on commitments and contingencies and financial instruments with off-balance sheet risk.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is evaluated on a consolidated basis. The Company's banking subsidiaries must separately meet regulatory capital requirements. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 8.46% at December 31, 2003 compared to 7.93% at December 31, 2002. The leverage capital ratio for The Peoples National Bank was 8.47% at December 31, 2003 compared to 7.73% at December 31, 2002. Bank of Anderson's leverage capital ratio was 7.17% at December 31, 2003 compared to 6.43% at December 31, 2002. Seneca National Bank's leverage capital ratio was 7.92% at December 31, 2003 compared to 7.90% at December 31, 2002. The increases in the Company's and Banks' leverage capital ratios resulted primarily from the retention of earnings net of dividends paid during 2003.

         The Federal Reserve Board has adopted a risk-based capital rule that requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.37% and its Tier 1 capital to risk weighted assets ratio was 11.30% at December 31, 2003, compared to 11.96% and 10.98%, respectively, at December 31, 2002. The Peoples National Bank's risk-based capital ratio was 12.58% and its Tier 1 capital to risk weighted assets ratio was 11.47% at December 31, 2003, compared to 10.97% and 10.02%, respectively, at December 31, 2002. Bank of Anderson's risk-based capital ratio was 10.61% and its Tier 1 capital to risk weighted assets ratio was 9.63% at December 31, 2003 compared to 11.69% and 10.70%, respectively at December 31, 2002. Seneca National Bank's risk-based capital ratio was 11.79% and its Tier 1 capital to risk weighted assets ratio was 10.64% at December 31, 2003 compared to 12.18% and 11.16%, respectively at December 31, 2002. The increases in the Company's and The Peoples National Bank's risk-based capital ratios and their Tier 1 capital to risk-weighted assets ratios in 2003 resulted from the fact that net income increased capital more than growth and changes in asset mix changed risk weighted assets while Bank of Anderson, N. A. and Seneca National Bank experienced decreases in those ratios because their growth in assets experienced during 2003 exceeded their growth in net income. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation).

         During 2003 and 2002, the retention of earnings net of dividends paid increased the Company's capital by $4,037,000 and $3,595,000 respectively. Capital expenditures in the near future are expected to be funded by internally generated funds.

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

         The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2003 The Peoples National Bank paid dividends of $994,454 to the Company, which in turn paid those dividends to its shareholders, compared to $777,869 in 2002. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2003 or 2002.

MONETARY POLICIES AND EFFECT OF INFLATION

         The earnings of bank holding companies are affected by the policies of regulatory authorities, including the Federal Reserve Board, in connection with its regulation of the money supply. Various methods employed by the Federal Reserve Board include open market operations in U. S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         The consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike companies in most other industries, virtually all of the assets and liabilities of financial institutions are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as do the prices of goods and services.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have some effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation that affects the Banks' customers may also have an indirect affect on the Banks.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent relationships with Wachovia Bank, N. A., Charlotte, North Carolina, The Bankers Bank, Atlanta, Georgia and Community Bankers Bank, Midlothian,Virginia. As compensation for services provided by correspondents, the Banks maintain certain balances with such correspondents in non-interest bearing accounts.

DATA PROCESSING

         The Company has a data-processing department, which performs a full range of data-processing services for the Banks. Such services include an automated general ledger, deposit accounting, loan accounting and data processing. In February of 2002 the Company made a decision to replace its data processing system with a new system. The new system was installed during the third quarter of 2002 at a cost of approximately $1,250,000.

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

General

         The business activities of the Company and Banks are closely supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examination of the Company and any subsidiaries.

         The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, a bank holding company is generally prohibited from acquiring control of any company that is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto, and are thus permissible for bank holding companies, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. The BHCA also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company.

         As discussed below under the caption "Gramm-Leach-Bliley Act," Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. Although the Company elected to become a financial holding company as of June 23, 2000, neither the Company nor the Banks has yet made a decision as to how to adapt the new legislation to their use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

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

Obligations of the Company to its Subsidiary Banks

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of the Banks.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Banks' loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

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

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2003.

Payment of Dividends

         The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company are expected to continue to result from dividends paid to the Company by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. See "PAYMENT OF DIVIDENDS."

Regulation of the Banks

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

         The Banks are also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital, surplus and allowance for loan losses to any person or entity. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital, surplus and allowance for loan losses, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limits if they qualify under one of several exceptions. Such exceptions include, among others, certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of banker's acceptances, loans secured by documents of title, loans secured by U. S. obligations and loans to or guaranteed by the federal government.

         As national banks, the Banks are subject to examinations and reviews by the Comptroller. The examinations are typically completed on-site and are subject to off-site review as well. The Banks also submit to the FDIC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

FDIC Insurance Assessments

The Banks are required to pay semiannual assessments to the FDIC. Since January 1997, the assessments imposed on all FDIC deposits for deposit insurance has an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

Interstate Banking

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act (the "Act"), which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future. The Company elected to become a financial holding company effective June 23, 2000, but it has not yet used that status to engage in any activities that are not also permissible for bank holding companies. Furthermore, the Company has not yet determined what the nature of the expanded services it could offer might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Banks should they be adopted.

EMPLOYEES

         The Company  and the Banks  presently  employ one  hundred  forty-eight
(148) full-time and twenty-seven (27) part-time persons. Management believes that its employee relations are good.


EXECUTIVE OFFICERS

         The executive officers of the Company are Robert E. Dye, Sr., Chairman, President and Chief Executive Officer; R. Riggie Ridgeway, Executive Vice President, Secretary and Treasurer; William B. West, Senior Vice President and Chief Financial Officer; and Patricia A. Jensen, Senior Vice President. Information about all of the executive officers except Patricia A. Jensen is set forth in Item 10, part III of this report on Form 10-K.

         Patricia A. Jensen, age 50, was promoted to Senior Vice President during 2004. Prior to that time, she served as Vice President of the Company since its formation in 1992. Mrs. Jensen has served as Vice President and Cashier of The Peoples National Bank since August 1986. Prior to joining The Peoples National Bank, Mrs. Jensen served as Vice President of First Union National Bank.

ITEM 2.  PROPERTIES

         The Company's corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions, including administration, accounting, financial reporting, human resources, training, marketing, internal audit, compliance, and purchasing. It also houses the residential mortgage department of The Peoples National Bank. The Company also utilizes an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions including operations, data processing, and information technology. The Peoples National Bank also owns several portions of an adjacent office building located at 1824 East Main Street in Easley, South Carolina. The property consists of approximately 6,600 square feet of office space located in a one-story brick building containing approximately 9,000 square feet on 0.704 acres of land. This facility is used by the residential mortgage department of Peoples National Bank.

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

         The main office of Bank of Anderson, National Association is located at 201 East Greenville Street in Anderson, South Carolina. The property consists of a two-story brick building with approximately 11,696 square feet, which is constructed on 1.935 acres of land owned by Bank of Anderson. Improvements include a three-lane drive-through teller installation, vault, night depository, safe-deposit facilities, and a drive-through automated teller machine. Approximately 4,704 square feet off the office space located in this building is currently still under construction.

         Bank of Anderson owns and operates one branch facility in Anderson County, South Carolina located approximately five miles northwest of the Bank's main office containing approximately 3,036 square feet in a one-story brick building situated on 0.86 acres of land. The branch facility has improvements including a drive-through teller installation, drive-through automated teller machine, vault, night depository, and safe deposit box facilities.

         Seneca National Bank, located at 201 By-Pass 123, Seneca, South Carolina, operates out of a two-story brick building containing approximately 6,688 square feet situated on 1.097 acres of land in Seneca, South Carolina, which is owned by Seneca National Bank.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 2003 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board under the symbol PBCE.OB. The reported high and low bid prices for each quarter of 2003 and 2002 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        Sales Price of the Company's Common Stock
          Quarter Ended                           Low         High
          -------------                           ---         ----
          March 31, 2002                        $ 14.23     $ 17.50
          June 30, 2002                         $ 14.50     $ 18.75
          September 30, 2002                    $ 14.75     $ 19.25
          December 31, 2002                     $ 17.25     $ 19.50
          March 31, 2003                        $ 19.20     $ 20.00
          June 30, 2003                         $ 19.75     $ 20.40
          September 30, 2003                    $ 20.10     $ 22.25
          December 31, 2003                     $ 21.50     $ 28.00



         As of March 1, 2004, the number of holders of record of the Company's common stock was 1,094 and the number of issued and outstanding shares was 3,682,754.

         During 2003 the Company paid four quarterly cash dividends. A cash dividend of $0.07 per common share was declared by the Company's Board of Directors to shareholders of record on each of March 21st, June 20th, September 19th and December 12th. In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998, January 14, 2000, January 5, 2001, January 4, 2002, November 18, 2002 and November 17, 2003 the Company paid 5% stock dividends to shareholders (historical prices have not been adjusted for stock dividends). It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. Payment of dividends is also subject to regulatory restrictions (see Item 1, "PAYMENT OF DIVIDENDS").

         The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.229.703.


ITEM 6. SELECTED FINANCIAL DATA

                                                                                    FIVE-YEAR FINANCIAL SUMMARY
                                                                        (All amounts, except per share data, in thousands)
                                                          2003             2002             2001             2000           1999 (1)
                                                          ----             ----             ----             ----           --------
INCOME STATEMENT DATA
  Net interest income .........................        $ 13,381         $ 12,609         $  9,899         $  9,561         $  7,455
  Provision for loan losses ...................           1,106              944              892              681              571
  Other operating income ......................          10,302            6,564            5,267            2,631            1,768
  Other operating expenses ....................          14,665           11,380            9,567            7,803            6,534
  Net income ..................................           5,044            4,383            3,069            2,431            1,375

PER SHARE DATA (2)
  Net income per common share -
     Basic ....................................        $   1.37         $   1.19         $   0.84         $   0.69         $   0.38
     Diluted ..................................        $   1.32         $   1.15         $   0.82         $   0.67         $   0.36
  Cash dividends declared .....................        $   0.28         $   0.23         $   0.18         $   0.15         $   0.14

BALANCE SHEET DATA
  Total Assets ................................        $421,756         $416,122         $312,166         $259,500         $213,913
  Total Deposits ..............................         353,329          328,174          236,802          205,634          168,776
  Total Loans (Net) ...........................         297,915          302,663          251,173          199,995          146,998
  Investment Securities .......................          86,493           86,170           35,493           36,515           35,654
  Total Earning Assets ........................         399,925          394,351          296,181          239,756          198,480
  Shareholders' Equity ........................          36,161           32,747           28,551           25,815           23,346

OTHER DATA
  Return on average assets ....................            1.18%            1.21%            1.07%            1.01%            0.74%
  Return on average equity ....................           14.52%           14.49%           11.31%            9.78%            5.91%

(1)  Seneca National Bank opened for business in February 1999.
(2) Per share data has been restated to reflect 5% stock dividends in 1999, 2000, 2001, 2002 and 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the consolidated financial statements.

         Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under "Provision and Allowance for Loan Losses, Loan Loss Experience" in Part I, Item 1 for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets increased $5,634,000 or 1.4% from $416,122,000 at December 31, 2002 to $421,756,000 at December 31, 2003.

         The Company experienced significant loan growth during 2003 as the total outstanding loans (excluding mortgage loans held for sale), the largest single category of assets, increased $45,765,000 or 18.3% from $250,487,000 at

December 31, 2002 to $296,252,000 at December 31, 2003, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at December 31, 2003 for The Peoples National Bank amounted to $171,526,000, a $21,148,000 or 14.1% increase over the $150,378,000 held at December 31, 2002. Total loans outstanding at December 31, 2003 for Bank of Anderson amounted to $90,295,000, a $21,997,000 or 32.2%
increase  over the  $68,298,000  reported  at  December  31,  2002.  Total loans outstanding at December 31, 2003 for Seneca National Bank amounted to $34,431,000; a $2,620,000 or 8.2% increase over the $31,811,000 reported at
December 31, 2002. A significant portion of the loan growth at Bank of Anderson and Seneca National Bank is attributable to the fact that each commenced business relatively recently (September 1998 and February 1999, respectively).

         The Company experienced a significant decline in the pool of mortgage loans held for sale. Mortgage loans held for sale decreased $49,925,000 or 90.7% from $55,026,000 at December 31, 2002 to $5,101,000 at December 31, 2003,
primarily as the result of the decrease in volume in the residential mortgage department. During the first part of 2003, the recovery in the U. S. economy pressured home loan mortgage lending rates to historical lows. This, in turn, fueled an industry-wide mortgage refinance boom, and led to extremely high loan volume. Refinancing activity decreased in the third quarter of 2003 as interest rates increased. Refinancing activities diminished further in the in the fourth quarter of 2003 as mortgage rates remained above their historical lows. All of the Company's mortgage loans held for sale are at The Peoples National Bank.

         The Company's securities portfolio collectively, at amortized cost, increased $1,267,000 or 1.5% from $85,132,000 at December 31, 2002 to
$86,399,000 at December 31, 2003. The majority of this increase was attributable to the purchase of U.S. Government agencies and mortgage-backed securities in the available-for-sale portfolio amounting to approximately $83,094,000. Maturities, calls and principal pay-downs amounted to $76,044,000. Sales of $6,999,000 in available-for-sale securities resulted in a realized gain of $13,000. The Company does not engage in, and does not expect to engage in, hedging activities.

         Cash and due from banks balances decreased $310,000 or 3.3% from $9,474,000 at December 31, 2002 to $9,164,000 at December 31, 2003. The amount of federal funds sold as of December 31, 2003 was $11,865,000, an increase of $9,230,000 or 350.3% from the $2,635,000 of federal funds sold as of December 31, 2002. This increase in federal funds sold is largely due to a marked increase in a surplus of funds from deposits and excess liquidity.

         Other assets, comprised largely of cash surrender value on life insurance policies on key executives, prepaid expenses, other real estate owned, and deferred income taxes, increased $421,000 or 11.6% to $4,053,000 at December 31, 2003 from $3,632,000 at December 31, 2002. This increase is largely attributable to an increase of $324,000 or 167.9% in other real estate owned to $517,000 at December 31, 2003 from $193,000 at December 31, 2002, and an increase in prepaid expenses of $92,000 or 58.6% to $249,000 at December 31, 2003 from $157,000 at December 31, 2002.

         Total liabilities increased $2,220,000 or 0.6% from $383,375,000 at December 31, 2002 to $385,595,000 at December 31, 2003. Total deposits increased $25,155,000 or 7.7% to $353,329,000 at December 31, 2003 from $328,174,000 at
December 31, 2002. Of the $25,155,000 increase in total deposits, $23,480,000 or 93.3% is attributable to growth in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts, while the remaining $1,675,000 or 6.7% is due to growth in noninterest-bearing deposits. Securities sold under repurchase agreements decreased $10,941,000 or 31.0% from $35,331,000 at December 31, 2002 to $24,390,000 at December 31, 2003. Federal
Home Loan Bank advances also decreased $12,000,000 or 70.6% from $17,000,000 at December 31, 2002 to $5,000,000 at December 31, 2003. At both December 31, 2003 and December 31, 2002, $5,000,000 represents a long-term advance purchased in August 1999, which will mature in August 2009. The overall decrease in these other interest-bearing liabilities is largely attributable to the $49,925,000 decrease in mortgage loans held for sale at Peoples National Bank.

         Shareholders' equity increased $3,414,000 or 10.4% from $32,747,000 at December 31, 2002 to $36,161,000 at December 31, 2003. This increase comes primarily as a result of net earnings for the period of $5,044,000, which was partially offset by the declaration and payment of $994,000 in cash dividends and the payment of $13,000 of cash in lieu of fractional shares for a stock dividend during 2003.

EARNINGS PERFORMANCE

2003 Compared to 2002

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2003 resulted in net income of $5,044,000 or $1.37 per basic share ($1.32 per diluted share), compared to $4,383,000 or $1.19 per basic share ($1.15 per diluted share) for the twelve months ended December 31, 2002. The increase in the Company's net income of $661,000 or 15.1% for 2003 resulted largely from a significant increase in non-interest income during 2003, primarily from the Company's mortgage lending activities. Both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve months ended December 31, 2003, Peoples National Bank recorded net income of $3,688,000, an increase of $270,000 or 7.9% over net income of $3,418,000 in 2002. For the twelve months ended December 31, 2003, Bank of Anderson recorded net income of $1,030,000, an increase of $221,000 or 27.3% over the $809,000 recorded in 2002. For the twelve months ended December 31, 2003, Seneca National Bank recorded net income of $368,000, an increase of $134,000 or 57.3% over the $234,000 recorded in 2002.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $772,000 or 6.1% to $13,381,000 for the year ended December 31, 2003 compared to $12,609,000 for the year ended December 31, 2002.

         The Company's total interest income increased $301,000 or 1.5% to $20,907,000 in 2003 compared to $20,606,000 for 2002. This increase is largely attributable to an increase in interest income on loans of $722,000 resulting from an increase in outstanding loans at the Company's three bank subsidiaries. This increase is partially offset by a decrease in interest income on taxable investments of $251,000 or 9.5% resulting from lower market rates experienced at the Company's three bank subsidiaries during 2003 when compared to 2002. The increase is also partially offset by a decrease in interest income on federal funds sold of $199,000 or 53.1% resulting from lower average balances of this account.

         Total interest expense decreased $471,000 or 5.9% to $7,526,000 in 2003 compared to $7,997,000 for 2002. The decreases in the amount of interest paid on the various categories of interest-bearing liability accounts in 2003 are largely attributable to lower market interest rates experienced at the Company's three bank subsidiaries during 2003 when compared to 2002, and were partially offset by higher average balances in those types of accounts.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $1,106,000 in 2003 compared to $944,000 for 2002, a $162,000 or 17.2% increase. This increase is largely attributable to the increase in the amount of loan growth during 2003 when compared to 2002, coupled with a $136,000 increase in net charged-off loans. The Peoples National Bank made provisions for loan losses of $775,000 in 2003 compared to $550,000 in 2002. Bank of Anderson made provisions for loan losses of $200,000 in 2003 compared to $130,000 in 2002. Seneca National Bank made provisions for loan losses of $131,000 in 2003 compared to $264,000 in 2002. During fiscal year 2003 the Company experienced net charge-offs of $518,000, or 0.19% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $382,000, or 0.17% of average outstanding loans in fiscal year 2002. The net charge-offs are attributable to as $469,000 in net charge-offs at The Peoples National Bank, $18,000 in net charge-offs at Bank of Anderson, N.A., and $31,000 in net charge-offs at Seneca National Bank. At December 31, 2003 the allowance for loan losses was 1.16% as a percentage of outstanding loans (excluding loans held for sale) compared to 1.14% at December 31, 2002.

         At December 31, 2003 the Company had $829,000 in non-accrual loans, no restructured loans, $122,000 in loans past due 90 days or more but still accruing interest, and $517,000 in real estate acquired in settlement of loans, compared to $926,000, $0, $5,000, and $193,000 respectively at December 31, 2002. Non-performing assets as a percentage of all loans and other real estate owned were 0.49% and 0.37% at December 31, 2003 and 2002, respectively.

         In the cases of non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write-downs to the loan, even though such loan may still be performing. Management of the Company does not believe it has any non-accrual loan that individually could materially impact the allowance for loan losses or long-term future operating results of the Company.

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2003 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, increased $3,738,000, or 56.9% from $6,564,000 in 2002 to $10,302,000 in 2003.
This increase is largely attributable to an increase of $3,422,000, or 81.1%, from the gain on sale of residential mortgage loans from $4,221,000 in 2002 to

$7,643,000 in 2003; an increase of $221,000, or 12.9%, in services charges on deposit accounts from $1,702,000 in 2002 to 1,923,000 in 2003; and an increase of $123,000, or 20.5%, in other miscellaneous income from $600,000 in 2002 to $723,000 in 2003. The Company recorded a $13,000 gain on the sale of securities in 2003, a decrease of $28,000 or 68.3% from the gain of $41,000 recorded in 2002.

Other Expenses

         Total consolidated other expenses increased $3,285,000 or 28.9% to $14,665,000 in 2003 compared to $11,380,000 in 2002. The increase in overall non-interest expense is indicative of the Company's continued growth and normal expense increases throughout the Company. Salaries and benefits, the largest component of non-interest expense, increased $2,176,000 or 32.1% to $8,944,000 in 2003 compared to $6,768,000 in 2002. The increase in salaries and benefits for the comparative periods is primarily attributable to the additional staffing associated with the Company and its subsidiary banks, higher levels of incentive pay for residential mortgage lending personnel, and normal salary increases throughout the Company during 2003.

         Occupancy expense increased $61,000 or 11.1% to $609,000 in 2003 compared to $548,000 in 2002. The increase in occupancy expense for the two comparative periods is attributable to the addition of a leased office in September 2002 that was used for the origination of residential mortgages and the opening of a new branch office of Bank of Anderson, N.A. in August 2003. Equipment expense increased $331,000 or 40.4% to $1,151,000 in 2003 compared to $820,000 in 2002. The increase for the comparative periods is partially attributable to the new branch office of Bank of Anderson, N.A. and a full year of depreciation and other expenses associated with the conversion to a new data processing system during the third quarter of 2002.

         Miscellaneous other operating expenses increased $717,000 or 22.1% to $3,961,000 in 2003 compared to $3,244,000 in 2002. Marketing and advertising expense increased $59,000 or 17.8% to $392,000 in 2003 compared to $333,000 in 2002. This increase is largely attributable to advertising associated with the Company's mortgage lending activities as well as the promotion of some new bank products. Communications expenses increased $37,000 or 15.7% to $272,000 in 2003 compared to $235,000 in 2002. This increase is largely attributable to telecommunication improvements and costs associated with the operations of additional facilities in 2003. Bank paid loan costs decreased $163,000 or 26.3% to $457,000 in 2003 compared to $620,000 in 2002. This decrease is largely the result of the Company's underwriting its mortgage loans in-house versus outsourcing this service as in prior years.

         Other operating expenses increased $784,000 or 44.0% to $2,565,000 in 2003, compared to $1,781,000 in 2002. This increase is attributable to increases in legal and professional fees; bank-owned life insurance expense; Internet expense; ATM and debit card expense; director fees and other sundry expenses. Legal and professional fees increased $112,000 or 115.5% to $209,000 in 2003 compared to $97,000 in 2002 largely due to increased oversight and consultation over the residential mortgage area. Bank-owned life insurance expense increased $119,000 or 216.4% to $174,000 in 2003 compared to $55,000 in 2002 primarily due to the additional purchase of life insurance on key executives in December 2002. Internet expense increased $78,000 or 156.0% to $128,000 in 2003 from $50,000 in 2002 in part due to the timing of actual payments to the Internet banking vendor. ATM and debit card expense increased $76,000 or 56.7% to $210,000 in 2003 compared to $134,000 in 2002. This increase is largely attributable to growth in the number of transactions and vendor fee increases that occurred late in 2002. Director's fees increased $62,000 or 28.7% to $278,000 in 2003 compared to $216,000 in 2002 as the result of increased fees paid to the directors of the Company's bank subsidiaries and the addition of fees paid for attendance at committee meetings to outside directors only. Expenses of $255,000 associated with residential mortgage lending activity were incurred in 2003 due to management's assessment of the collectibility of certain items and additional potential miscellaneous charges associated with the residential mortgage lending function.

2002 Compared to 2001

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2002 resulted in net income of $4,383,000 or $1.19 per basic share ($1.15 per diluted share), compared to $3,069,000 or $0.84 per basic share ($0.82 per diluted share) for the twelve months ended December 31, 2001. The increase in the Company's net income of $1,314,000 or 42.8% for 2002 resulted largely from a significant decrease in total interest expense, largely from deposits, coupled with a significant increase in non-interest income during 2002. This was partially offset by a corresponding decrease in interest income on loans as well as increases in non-interest expense and the provision for loan losses. In particular, both Bank of Anderson and Seneca National Bank experienced significant increases in net income as both of these relatively new banks continued to develop their businesses. For the twelve months ended December 31, 2002, Peoples National Bank recorded net income of $3,418,000, an increase of $772,000 or 29.2% over net income of $2,646,000 in 2001. For the twelve months ended December 31, 2002, Bank of Anderson recorded net income of $809,000, an increase of $425,000 or 110.7% over the $384,000 recorded in 2001.
For the twelve months ended December 31, 2002, Seneca National Bank recorded net income of $234,000, an increase of $144,000 or 160.0% over the $90,000 recorded in 2001.

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

         In the cases of non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write-downs to the loan, even though such loan may still be performing. Management of the Company does not believe it has any non-accrual loan that individually could materially impact the allowance for loan losses or long-term future operating results of the Company.

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

Other Income

         Total consolidated other income, including securities transactions, increased $1,297,000, or 24.6% from $5,267,000 in 2001 to $6,564,000 in 2002.
This increase is largely attributable to an increase of $926,000, or 28.1%, from the gain on sale of residential mortgage loans from $3,295,000 in 2001 to $4,221,000 in 2002; an increase of $321,000, or 23.2%, in services charges on deposit accounts from $1,381,000 in 2001 to $1,702,000 in 2002; and an increase of $9,000, or 1.5%, in other miscellaneous income from $591,000 in 2001 to $600,000 in 2002. The Company recorded a $41,000 gain on the sale of securities in 2002 and no gain or loss on the sale of securities in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Reference is made to the sections "Liquidity" and "Capital Adequacy and Resources" included in "Business" under Item 1 of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         Reference is made to the section "Off-Balance Sheet Risk and Derivative Financial Instruments" included in "Business" under Item 1 of this Annual Report on Form 10-K.

         The following table summarizes the Company's contractual obligations as of December 31, 2003.

CONTRACTUAL OBLIGATIONS
(dollars in thousands)                                              Payments Due by Period
                                                                    ----------------------
                                                             Less than       1-3          4-5         After 5
                                                             ---------       ---          ---         -------
                                                  Total        1 Year       Years        Years         Years
                                                  -----        ------       -----        -----         -----

Long-term debt obligations                      $   5,000    $       -    $       -    $       -    $    5,000
                                                =========    =========    =========    =========    ==========

The Peoples National Bank has a $5,000,000 advance from the Federal Home Loan Bank of Atlanta at a 4.82 percent interest rate that matures in December 2010.

This obligation was entered into in December 2000 to provide liquidity to meet the needs of its customers.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLUSURES ABOUT MARKET RISK

         Reference is made to the section "Market Risk - Interest Rate Sensitivity" included in "Business" under Item 1 of this Annual Report on Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Independent Auditor's Report.

-    Consolidated Balance Sheets as of December 31, 2003 and 2002.

- Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

- Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

-    Notes to Consolidated Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                        S/Elliott Davis, LLC



Greenville, South Carolina
January 29, 2004

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share information)

                                                                                                                   DECEMBER 31,
                                                                                                                   ------------
                                                                                                              2003             2002
                                                                                                              ----             ----
                                                          ASSETS

CASH AND DUE FROM BANKS ..........................................................................         $  9,164         $  9,474

INTEREST - BEARING DEPOSITS IN OTHER BANKS .......................................................              214               33

FEDERAL FUNDS SOLD ...............................................................................           11,865            2,635
                                                                                                           --------         --------

         Total cash and cash equivalents .........................................................           21,243           12,142

SECURITIES
      Available for sale .........................................................................           78,714           80,163
      Held for investment (fair value of $5,752 (2003) and $4,248 (2002)) ........................            5,632            4,123
      Other investments, at cost .................................................................            2,147            1,884

MORTGAGE LOANS HELD FOR SALE .....................................................................            5,101           55,026

LOANS (less allowance for loan losses of $3,438 (2003) and $2,850 (2002)) ........................          292,814          247,637

PREMISES AND EQUIPMENT, net of accumulated depreciation ..........................................           10,231            9,539

ACCRUED INTEREST RECEIVABLE ......................................................................            1,821            1,976

OTHER ASSETS .....................................................................................            4,053            3,632
                                                                                                           --------         --------

                                                                                                           $421,756         $416,122
                                                                                                           ========         ========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing ..........................................................................         $ 42,289         $ 40,614
    Interest-bearing .............................................................................          311,040          287,560
                                                                                                           --------         --------

          Total deposits .........................................................................          353,329          328,174

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ......................................................           24,390           35,331

ADVANCES FROM FEDERAL HOME LOAN BANK .............................................................            5,000           17,000

ACCRUED INTEREST PAYABLE .........................................................................            1,604            1,575

OTHER LIABILITIES ................................................................................            1,272            1,295
                                                                                                           --------         --------

         Total liabilities .......................................................................          385,595          383,375
                                                                                                           --------         --------

COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 10,000,000 shares authorized; $1.67 par value per share; 3,682,754 (2003) shares and 3,507,911 (2002) shares
        issued and outstanding ...................................................................            6,150            5,858
    Additional paid-in capital ...................................................................           29,505           25,758
    Retained earnings ............................................................................              444              446
    Accumulated other comprehensive income .......................................................               62              685
                                                                                                           --------         --------

         Total shareholders' equity ..............................................................           36,161           32,747
                                                                                                           --------         --------

                                                                                                           $421,756         $416,122
                                                                                                           ========         ========

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share information)

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                             2003              2002          2001
INTEREST INCOME                                                                              ----              ----          ----
    Interest and fees on loans ..................................................          $18,155          $17,433          $17,708
    Interest on securities
      Taxable ...................................................................            2,396            2,647            1,918
      Tax-exempt ................................................................              180              151              167
    Interest on federal funds sold ..............................................              176              375              420
                                                                                           -------          -------          -------

         Total interest income ..................................................           20,907           20,606           20,213
                                                                                           -------          -------          -------

INTEREST EXPENSE
    Interest on deposits ........................................................            6,858            7,224            9,226
    Interest on federal funds purchased and securities sold
      under repurchase agreements ...............................................              391              511              679
    Interest on advances from Federal Home Loan Bank ............................              277              262              409
                                                                                           -------          -------          -------

         Total interest expense .................................................            7,526            7,997           10,314
                                                                                           -------          -------          -------

         Net interest income ....................................................           13,381           12,609            9,899

PROVISION FOR LOAN LOSSES .......................................................            1,106              944              892
                                                                                           -------          -------          -------

         Net interest income after provision for loan losses ....................           12,275           11,665            9,007
                                                                                           -------          -------          -------

NONINTEREST INCOME
    Service fees and other ......................................................            2,646            2,302            1,972
    Gain on sale of mortgage loans held for sale ................................            7,643            4,221            3,295
    Gain on sale of available for sale securities ...............................               13               41                -
                                                                                           -------          -------          -------

                                                                                            10,302            6,564            5,267
                                                                                           -------          -------          -------

NONINTEREST EXPENSES
    Salaries and benefits .......................................................            8,944            6,768            5,578
    Occupancy ...................................................................              609              548              514
    Equipment ...................................................................            1,151              820              643
    Marketing and advertising ...................................................              392              333              232
    Communications ..............................................................              272              235              223
    Printing and supplies .......................................................              275              275              199
    Bank paid loan costs ........................................................              457              620              576
    Other operating .............................................................            2,565            1,781            1,602
                                                                                           -------          -------          -------

                                                                                            14,665           11,380            9,567
                                                                                           -------          -------          -------

         Income before income taxes .............................................            7,912            6,849            4,707

PROVISION FOR INCOME TAXES ......................................................            2,868            2,466            1,638
                                                                                           -------          -------          -------

         Net income .............................................................          $ 5,044          $ 4,383          $ 3,069
                                                                                           =======          =======          =======

BASIC NET INCOME PER COMMON SHARE ...............................................          $  1.37          $  1.19          $  0.84
                                                                                           =======          =======          =======

DILUTED NET INCOME PER COMMON SHARE .............................................          $  1.32          $  1.15          $  0.82
                                                                                           =======          =======          =======

              The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   For the years ended December 31, 2003, 2002 and 2001 (Amounts in thousands except share and per share information)

                                                                                                               Accumu-
                                                                                                               lated
                                                                                                               other
                                                                                                              compre-      Total
                                                                Common stock        Additional                hensive      share-
                                                                ------------         paid-in      Retained     income     holders'
                                                             Shares      Amount      capital      earnings     (loss)      equity
                                                             ------      ------      -------      --------     ------      ------

BALANCE, DECEMBER 31, 2000 ..............................   3,168,046   $   5,290   $  20,587      $    -    $     (62)   $  25,815
                                                                                                                          ---------
    Net income ..........................................           -           -           -       3,069            -        3,069
    Other comprehensive income:
      Unrealized holding gains on securities available
      for sale, net  of income taxes of $122 ............           -           -           -           -          236          236

                                                                                                                          ---------

    Comprehensive income ................................           -           -           -           -            -        3,305
    Stock dividend (5%) .................................     157,891         264       2,193      (2,457)           -            -
    Cash in lieu of fractional shares on stock dividend .           -           -           -         (10)           -          (10)
    Cash dividends ($.18 per share) .....................           -           -           -        (570)           -         (570)
    Proceeds from stock options exercised ...............       2,672           5           6           -            -           11
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2001 ..............................   3,328,609       5,559      22,786          32          174        28,55
                                                                                                                          ---------
Net income ..............................................           -           -           -       4,383            -        4,383
Other comprehensive income:
     Unrealized holding gains on securities available
     for sale, net of income taxes of $277 ..............           -           -           -           -          537            -
     Less reclassification adjustment for gains
     included in net income, net of income taxes of $14..           -           -           -           -          (26)         511
                                                                                                                          ---------

Comprehensive income ....................................                                                                     4,894
Stock dividend (5%) .....................................     166,541         278       2,903      (3,181)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -         (10)           -          (10)
Cash dividends ($.23 per share) .........................           -           -           -        (778)           -         (778)
Proceeds from stock options exercised ...................      12,761          21          69           -            -           90
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2002 ..............................   3,507,911       5,858      25,758         446          685       32,747
Net income ..............................................           -           -           -       5,044            -        5,044
Other comprehensive loss:
     Unrealized holding gains on securities available
     for sale, net of income taxes of $316 ..............           -           -           -           -         (614)           -
      Less reclassification adjustment for losses
     included in net income, net of income taxes of $4 ..           -           -           -           -           (9)        (623)
                                                                                                             ---------    ---------

Comprehensive income ....................................                                                                     4,421
Stock dividend (5%) .....................................     174,843         292       3,747      (4,039)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -         (13)           -          (13)
Cash dividends ($.28 per share) .........................           -           -           -        (994)           -         (994)
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2003 ..............................   3,682,754   $   6,150   $  29,505   $     444    $      62    $  36,161
                                                            =========   =========   =========   =========    =========    =========











         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                  For the years ended December 31,
                                                                                                  --------------------------------
                                                                                                2003          2002            2001
                                                                                                ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................................     $   5,044      $   4,383      $   3,069
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities
      (Gain) loss on sale of premises and equipment ...................................           (12)            53              -
      Gain on sale of mortgage loans held for sale ....................................        (7,643)        (4,221)        (3,295)
      Gain on sale of securities available for sale ...................................           (13)           (40)             -
      Provision for loan losses .......................................................         1,106            944            892
      Benefit from deferred income taxes ..............................................           (97)           (34)          (110)
      Depreciation ....................................................................           967            614            564
      Amortization and accretion (net) of premiums and discounts on securities ........           369            133             12
      Origination of mortgage loans held for sale .....................................      (417,808)      (400,545)      (182,276)
      Sale of mortgage loans held for sale ............................................       475,416        390,665        161,638
      (Increase) decrease in accrued interest receivable ..............................           155           (293)           133
      Increase in other assets ........................................................          (421)          (384)          (460)
      Increase (decrease) in accrued interest payable .................................            29            357           (503)
      Increase in other liabilities ...................................................           354            284            448
                                                                                            ---------      ---------      ---------

           Net cash provided by (used for) operating activities .......................        57,446         (8,084)       (19,888)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities held for investment .....................................        (1,308)          (784)             -
      Purchases of securities available for sale ......................................       (83,094)      (102,705)       (33,217)
      Purchases of other investments ..................................................          (263)           (69)             -
      Proceeds from principal pay downs on securities available for sale ..............        15,891          8,280          6,684
      Proceeds from the maturities and calls of securities available for sale .........        60,153         39,492         27,900
      Proceeds from the sale of securities available for sale .........................         6,999          5,790              -
      Net increase in loans ...........................................................       (46,283)       (38,333)       (28,764)
      Proceeds from the sale of premises and equipment ................................            24            113              -
      Purchase of premises and equipment ..............................................        (1,671)        (2,358)          (387)
                                                                                            ---------      ---------      ---------

           Net cash used for investing activities .....................................       (49,552)       (90,574)       (27,784)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits ........................................................        25,155         91,372         31,168
      Net decrease in federal funds purchased .........................................             -              -         (3,660)
      Net increase (decrease) in securities sold under repurchase agreements ..........       (10,941)        14,685          6,489
      Net increase (decrease) in advances from Federal Home Loan Bank .................       (12,000)        (6,985)        15,985
      Proceeds from the sale of stock and exercise of stock options ...................             -             90             11
      Cash dividends paid .............................................................          (994)          (778)          (570)
      Cash in lieu of fractional shares on stock dividends ............................           (13)           (10)           (10)
                                                                                            ---------      ---------      ---------

           Net cash provided by financing activities ..................................         1,207         98,374         49,413
                                                                                            ---------      ---------      ---------

           Net increase (decrease) in cash and cash equivalents .......................         9,101           (284)         1,741

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................        12,142         12,426         10,685
                                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................................     $  21,243      $  12,142      $  12,426
                                                                                            =========      =========      =========

CASH PAID FOR
    Interest ..........................................................................     $   7,497      $   7,640      $  10,817
                                                                                            =========      =========      =========

    Income taxes ......................................................................     $   3,078      $   2,484      $   1,722
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

 Securities
   The Company accounts for securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities. Debt securities are classified upon purchase as available for sale, held for investment, or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. To qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

 Loans and allowance for loan losses
     Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest is calculated using the simple interest method on daily balances of the principal amounts outstanding. An allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

                                                                     (Continued)

     The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

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

     The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest ceases on a loan that is 90 days delinquent.

   Mortgage loans held for sale
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Gains and losses on sales of loans are recognized when the loans are sold to secondary market investors.

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

   Non-performing assets
     Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

   Other real estate owned
     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2003 and 2002 real estate owned by the Company totaled $517,000 and $193,000, respectively, and is included in other assets. During 2003 and 2002, the Company transferred loans to real estate acquired in foreclosure of $450,000 and $146,000, respectively. At December 31, 2003 and 2002, the Company recorded no allowance related to its other real estate owned.
                                                                     (Continued)

   Advertising and public relations expense
     Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

   Income taxes
     The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in SFAS No. 109, Accounting for Income Taxes.

   Statements of cash flows
     For the purposes of reporting cash flows, the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and Due From Banks", "Interest-bearing Deposits in Other Banks" and "Federal Funds Sold". Cash and cash equivalents have an original maturity of three months or less.

   SReclassifications
     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

   Risk and uncertainties
     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The
     Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan and investment securities portfolios that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale.

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

     The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                     (Continued)

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                          2003             2002               2001
                                                                                          ----             ----               ----

Net income, as reported ......................................................          $  5,044          $4,383          $   3,069
Deduct:  total stock-based employee compensation expense
   determined under fair value based method for all awards,
   Net of related tax effects ................................................              (109)            (45)               (58)
                                                                                        --------          ------          ---------
Pro forma net income .........................................................          $  4,935          $4,338          $   3,011
                                                                                        ========          ======          =========
Net income per common share
   Basic - as reported .......................................................          $   1.37          $ 1.19          $     0.84
                                                                                        ========          ======          =========
   Basic - pro forma .........................................................          $   1.34          $ 1.18          $     0.82
                                                                                        ========          ======          =========
   Diluted - as reported .....................................................          $   1.32          $ 1.15          $     0.82
                                                                                        ========          ======          =========
   Diluted - pro forma .......................................................          $   1.29          $ 1.14          $     0.80
                                                                                        ========          ======          =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001: dividend yields from $.15 to $.25 per share, expected volatility from 5 to 27 percent, risk-free interest rates from 4.50 to 6.50 percent and expected life of 10 years.

   Recently issued accounting pronouncements
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and
     Disclosure, an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 were effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for its stock-based compensation using the intrinsic value method of APB Opinion No. 25.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.


                                                                     (Continued)

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

  In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

  In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

  In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 is effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have a material effect on the Company's financial position or results of operations.

  Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


 NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances at December 31, 2003 and 2002 were approximately $3,533,000 and $2,281,000, respectively.

NOTE 3 - SECURITIES

         Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                   2003
                                                                                                   ----
                                                                                             Unrealized holding
                                                                          Amortized          ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF OTHER U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing after one but within five years ..................          $53,024          $    57          $   256          $52,825
                                                                          -------          -------          -------          -------
MORTGAGE-BACKED SECURITIES
     Maturing after one but within five years ..................            5,075               46                5            5,116
     Maturing after five but within ten years ..................           13,540              103               59           13,584
     Maturing after ten years ..................................            6,981              208                -            7,189
                                                                          -------          -------          -------          -------
                                                                           25,596              357               64           25,889
                                                                          -------          -------          -------          -------
        Total securities available for sale ....................          $78,620          $   414          $   320          $78,714
                                                                          =======          =======          =======          =======

SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................          $   510          $    10           $    -          $   520
     Maturing after one but within five years ..................            2,600               91                1            2,690
     Maturing after five but within ten years ..................            2,422               21                4            2,439
     Maturing after ten years ..................................              100                3                -              103
                                                                          -------          -------          -------          -------
                                                                          $ 5,632          $   125          $     5          $ 5,752
                                                                          =======          =======          =======          =======

                                                                                                   2002
                                                                                                   ----
                                                                                             Unrealized holding
                                                                          Amortized          ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF OTHER U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing within one year ..................................          $ 4,422          $    97          $     -          $ 4,519
     Maturing after one but within five years ..................           46,159              278                -           46,437
                                                                          -------          -------          -------          -------
                                                                           50,581              375                -           50,956
                                                                          -------          -------          -------          -------

                                                                                                   2002
                                                                                                   ----
                                                                                             Unrealized holding
                                                                          Amortized          ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
MORTGAGE-BACKED SECURITIES
     Maturing within one year ..................................          $     -          $    -           $    -           $    -
     Maturing after one but within five years ..................            6,900               61                -            6,961
     Maturing after five but within ten years ..................           11,225              235                -           11,460
     Maturing after ten years ..................................           10,419              367                -           10,786
                                                                          -------          -------          -------          -------
                                                                           28,544              663                -           29,207
                                                                          -------          -------          -------          -------
        Total securities available for sale ....................          $79,125          $ 1,038          $     -          $80,163
                                                                          =======          =======          =======          =======

                                                                                                   2002
                                                                                                   ----
                                                                                             Unrealized holding
                                                                          Amortized          ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................           $  375           $    3           $    -           $  378
     Maturing after one but within five years ..................            2,327              128                -            2,455
     Maturing after five but within ten years ..................            1,321                -                9            1,312
     Maturing after ten years ..................................              100                3                -              103
                                                                           ------           ------           ------           ------

                                                                           $4,123           $  134           $    9           $4,248
                                                                           ======           ======           ======           ======

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

Securities Available for Sale (tabular amounts in thousands):

                                                       Less than 12 Months          12 Months or More               Total
                                                       -------------------          -----------------               -----
                                                     Fair         Unrealized      Fair         Unrealized      Fair       Unrealized
                                                     Value          Losses        Value         Losses         Value       Losses
                                                     -----          ------        -----         ------         -----       ------
US Government agencies
     and corporations ......................        $32,242        $   256        $    -        $    -        $32,242        $   256
Mortgage-backed securities .................          8,058             64             -             -          8,058             64
                                                    -------        -------        ------        ------        -------        -------
Total ......................................        $40,300        $   320        $    -        $    -        $40,300        $   320
                                                    =======        =======        ======        ======        =======        =======

No individual securities were in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Securities Held to Maturity (tabular amounts in thousands):

                                                       Less than 12 Months          12 Months or More               Total
                                                       -------------------          -----------------               -----
                                                     Fair         Unrealized      Fair         Unrealized      Fair       Unrealized
                                                     Value          Losses        Value         Losses         Value       Losses
                                                     -----          ------        -----         ------         -----       ------

States and political
     subdivisions ............................      $580           $  5           $   -         $   -           $580           $  5
                                                    ====           ====           =====         =====           ====           ====

No individual securities were in a continuous loss position for twelve months or more. The Company has the ability and intends to hold these securities to maturity. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary,

                                                                     (Continued)

OTHER INVESTMENTS, AT COST
  The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB"), the Federal Reserve Bank, and the Bankers Bank. The stock is generally pledged against any borrowings from these institutions (see Note 8). No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value. The Company's investments in stock are carried at par value and are summarized below (tabular amounts in thousands):

                                                             December 31,
                                                             ------------
                                                         2003              2002
                                                         ----              ----

Federal Reserve Bank .......................            $  396            $  396
FHLB .......................................             1,607             1,433
Bankers Bank ...............................               144                55
                                                        ------            ------

                                                        $2,147            $1,884
                                                        ======            ======

         Securities with carrying amounts of $48,851,000 and $54,048,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans are summarized as follows (tabular amounts in thousands):

                                                                  December 31,
                                                                  ------------
                                                               2003        2002
                                                               ----        ----
Commercial and industrial - not secured by real estate ...   $ 44,306   $ 35,548
Commercial and industrial - secured by real estate .......     84,805     72,600
Residential real estate - mortgage .......................     90,299     69,579
Residential real estate - construction ...................     55,139     48,452
Loans to individuals for household, family
   and other personal expenditures .......................     21,703     24,308
                                                             --------   --------
                                                              296,252    250,487
Less allowance for loan losses ...........................      3,438      2,850
                                                             --------   --------

                                                             $292,814   $247,637
                                                             ========   ========

         The composition of gross loans by rate type is as follows (tabular amounts in thousands):

                                                            December 31,
                                                            ------------
                                                       2003               2002
                                                       ----               ----

Variable rate loans ......................           $153,541           $109,998
Fixed rate loans .........................            142,711            140,489
                                                     --------           --------

                                                     $296,252           $250,487
                                                     ========           ========

         Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                   2003        2002        2001
                                                   ----        ----        ----

BALANCE, BEGINNING OF YEAR .................      $2,850      $2,288      $2,023
     Provision for loan losses .............       1,106         944         892
     Loans charged off .....................         565         410         655
     Loans recovered .......................          47          28          28
                                                  ------      ------      ------

BALANCE, END OF YEAR .......................      $3,438      $2,850      $2,228
                                                  ======      ======      ======
                                                                     (Continued)

      At December 31, 2003 and 2002 nonaccrual loans amounted to $829,000 and $926,000, respectively. Foregone interest income was approximately $101,000, $76,000 and $85,000 on nonaccrual loans for 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, there were no impaired loans.


NOTE 5 - PREMISES AND EQUIPMENT

      The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                              December 31,
                                        Estimated             ------------
                                      useful lives          2003         2002
                                      ------------          ----         ----

Land                                                     $  2,122     $  2,122
Building and improvements               15 - 40 years       6,262        5,555
Furniture, fixtures and equipment        3 - 10 years       6,365        5,479
                                                         --------      -------

                                                           14,749       13,156
Less accumulated depreciation                               4,518        3,617
                                                         --------      -------

                                                         $ 10,231      $ 9,539
                                                         ========      =======

      Depreciation expense of approximately $967,000, $614,000 and $564,000 for 2003, 2002 and 2001, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.


NOTE 6 - DEPOSITS

         The  composition  of  deposits  is  as  follows   (tabular  amounts  in
thousands):

                                                              December 31,
                                                              ------------
                                                          2003            2002
                                                          ----            ----

Demand deposits, noninterest bearing .............       $ 42,288       $ 40,614
NOW and money market accounts ....................         94,812        101,634
Savings deposits .................................         10,377          8,800
Time certificates, $100,000 or more ..............        114,075         79,399
Other time certificates ..........................         91,777         97,727
                                                         --------       --------

         Total ...................................       $353,329       $328,174
                                                         ========       ========

         The amounts and scheduled maturities of deposits are as follows (tabular amounts in thousands):


                                                              December 31,
                                                              ------------
                                                           2003            2002
                                                           ----            ----
Time certificates maturing
     Within one year .............................       $135,318       $121,115
     After one but within two years ..............         37,734         35,522
     After two but within three years ............         25,119         13,768
     After three but within four years ...........          5,737          1,998
     After four years ............................          1,944          4,723
                                                         --------       --------

                                                          205,852        177,126

Transaction and savings accounts .................        147,477        151,048
                                                         --------       --------

                                                         $353,329       $328,174
                                                         ========       ========

            Certificates of deposit in excess of $100,000 totaled approximately $114,075,000 and $79,399,000 at December 31, 2003 and 2002, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $2,247,000 in 2003, $2,197,000 in 2002 and $3,066,000 in 2001.

            The Bank had approximately $-0- and $990,000 in time certificates from customers outside their market area, at December 31, 2003 and 2002, respectively.


NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                            2003             2002
                                                                                                            ----             ----
U. S. Government securities with an amortized cost of $40,528,000
     ($40,676,000 fair value) and $46,989,000 ($48,138,000 fair value) at
     December 31, 2003 and 2002, respectively, collateralize the agreements ....................           $24,390           $35,331
                                                                                                           =======           =======

         The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 1.34 percent and 2.44 percent at December 31, 2003 and 2002, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $28,783,000, $25,597,000, during 2003 and 2002, respectively. The maximum amounts outstanding at any month-end were $33,035,000 and $35,331,000 during 2003 and 2002, respectively.


NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

            The Banks had advances aggregating $5,000,000 and $17,000,000 at December 31, 2003 and 2002, respectively. At December 31, 2002, the Banks had $12,000,000 of advances at interest rates of 1.30 percent and which matured daily. At December 31, 2003 and 2002, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. An advance at December 31, 2002 was called by the FHLB in the first quarter of 2003. At December 31, 2003 and 2002, the advances were collateralized by one to four family residential mortgage loans aggregating approximately $59,983,000 and $34,664,000, respectively, and by FHLB stock owned by all three Banks. Additional borrowings under similar terms are available by pledging additional collateral and purchasing additional stock in the FHLB.


NOTE 9 - UNUSED LINES OF CREDIT

         The Banks have unused short-term lines of credit to purchase federal funds from unrelated banks totaling $22,450,000 at December 31, 2003. These lines of credit are available on a one to seven day basis for general corporate purposes.

            The Peoples National Bank has the ability to borrow an additional $34,968,000 or 14.6 percent of total assets from the FHLB as of December 31, 2003. The Bank of Anderson, N.A. has the ability to borrow an additional $15,688,000 or 12 percent of total assets, and the Seneca National Bank has the ability to borrow an additional $4,327,000 or 8.6 percent of total assets. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 10 - INCOME  TAXES

         Provision for income taxes consists of the following (tabular amounts in thousands):

                                               For the years ended December 31,
                                               --------------------------------
                                              2003           2002          2001
                                              ----           ----          ----
Current tax provision
    Federal .............................     $ 2,736      $ 2,299      $ 1,531
    State ...............................         229          201          217
                                              -------      -------      -------

           Total current taxes ..........       2,965        2,500        1,748
    Deferred tax expense (benefit) ......         (97)         (34)        (110)
                                              -------      -------      -------

                                              $ 2,868      $ 2,466      $ 1,638
                                              =======      =======      =======

         Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                      2003               2002                2001
                                                                                      ----               ----                ----
Tax expense at statutory rate ..........................................            $ 2,690             $ 2,328             $ 1,601
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit .........................                149                 129                 135
    Tax-exempt interest income .........................................                (61)                (51)                (57)
    Officer's life insurance ...........................................                (32)                (22)                (22)
    Other ..............................................................                122                  82                 (19)
                                                                                    -------             -------             -------

      Provision for income taxes .......................................            $ 2,868             $ 2,466             $ 1,638
                                                                                    =======             =======             =======

         Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources and the cumulative tax effect of temporary differences are as follows (tabular amounts in thousands):

                                                                December 31,
                                                                ------------
                                                           2003            2002
                                                           ----            ----
Deferred tax assets
    Allowance for loan losses ....................       $ 1,238        $ 1,072
    Deferred compensation ........................           131             78
    Business start-up costs ......................             -             13
    Other ........................................            28             16
                                                         -------        -------
                                                           1,397          1,179
Less valuation allowance .........................          (264)          (223)
                                                         -------        -------
                                                           1,133            956
                                                         -------        -------
Deferred tax liabilities
    Depreciation .................................          (545)          (424)
    Unrealized holding gains on
      securities available for sale ..............           (32)          (353)
                                                         -------        -------
                                                            (557)          (777)
                                                         -------        -------
Net deferred tax assets included in
   other assets and liabilities ..................       $   556        $   179
                                                         =======        =======

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2003, unfunded commitments to extend credit were $84,377,000. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         At December 31, 2003, there were $4,633,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


NOTE 12 - LEGAL CONTINGENCIES

         The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.


NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2003 and 2002, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $7,375,000 and $8,261,000, respectively. During 2003, $2,206,000 of new loans were made to this group and repayments of $3,092,000 were received. This same group had deposits in the banks of $7,033,000.


NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was $3,682,754, 3,676,608 in 2002 and 3,667,806 in 2001. The
weighted average number of common shares outstanding for diluted net income per common share was 3,819,576 in 2003, 3,790,319 in 2002 and 3,763,507 in 2001.

            The Company declared or issued five percent common stock dividends in 2003, 2002, and 2001. Net income per common share in prior years has been restated to reflect these transactions.

NOTE 15 - RESTRICTIONS ON DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2003 the Banks' retained earnings were approximately $34,570,000.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

         A summary of the status of the plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends):

                                                         2003                        2002                        2001
                                                         ----                        ----                        ----
                                                                Weighted                    Weighted                    Weighted
                                                                average                      average                    average
                                                Shares      exercise price   Shares       exercise price     Shares   exercise price
                                                ------      --------------   ------       --------------     ------   --------------
Outstanding at beginning  of
   year ...................................    231,900        $   7.99      227,777         $    7.59       210,033      $    6.85
Granted ...................................      7,350           19.05       18,191             16.54        20,837          14.29
Exercised .................................          -            -         (14,068)             6.37        (3,093)          3.70
Forfeited or expired ......................          -            -               -                 -             -              -
                                               -------                     --------                       ---------
Outstanding at end of year ................    239,250            8.39      231,900              7.99       227,777           7.59
                                               =======                      =======                       =========
 Options exercisable at year-end ..........    228,746                      212,974                         197,265
Weighted average fair value of
  options granted during the year .........    $  8.43                     $   6.45                       $    5.55
Shares available for grant ................    271,089                      278,439                         296,630

         The following table summarizes information at December 31, 2003:

                                                  Options outstanding                           Options exercisable
                                  -----------------------------------------------------  ----------------------------------
                                                        Weighted
                                                         average           Weighted                            Weighted
      Range of                                          remaining          average                             average
      exercise                        Number           contractual         exercise          Number            exercise
       prices                       outstanding           life              price          Exercisable          price
----------------------            ----------------  -----------------  ----------------  ----------------   ---------------

  $    3.71                          47,902             1.5 years     $    3.71               47,902           $    3.71
       6.40                          91,433             3.3                 6.40              91,433                6.40
       9.75                           2,001             4.3                 9.75               2,001                9.75
       9.70                          20,085             4.6                 9.70              20,085                9.70
       9.71 - 9.72                   16,059             4.8                 9.71              16,059                9.71
      11.79                           5,724             5.3                11.79               5,724               11.79
      14.85                           9,696             6.3                14.85               9,696               14.85
      15.56                           5,206             7.1                15.56               2,862               15.56
      14.05                           1,735             7.3                14.05                 954               14.05
      13.84                           9,248             7.5                13.84               9,248               13.84
      13.83                           2,314             7.6                13.83               1,272               13.83
      13.06                           2,314             7.8                13.06               1,272               13.06
      16.11                           9,367             8.5                16.11               9,367               16.11
      17.02                           8,816             8.6                17.02               3,521               17.02
      19.05                           7,350             9.5                19.05               7,350               19.05
                                  ---------                                                 --------

                                    239,250                                                  228,746
                                  =========                                                 ========

                                                                     (Continued)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001: dividend yields from $.15 to $.25 per share, expected volatility from 5 to 27 percent, risk-free interest rates from 4.50 to 6.50 percent and expected life of 10 years.

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


NOTE 17 - EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first six percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $135,619, $111,207 and $85,089 were charged to operations during 2003, 2002 and 2001, respectively.

         Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $157,029, $42,706 and $42,705 in 2003, 2002, and 2001, respectively.


NOTE 18 - REGULATORY MATTERS

         The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements for the Banks can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Banks meet all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:





                                                                     (Continued)

                                                                                                            To be well
                                                                                                        capitalized under
                                                                               For capital              prompt corrective
                                                                            adequacy purposes           action provisions
                                                                         -------------------------   -------------------------
                                                       Actual                    Minimum                     Minimum
                                              -------------------------  -------------------------   -------------------------
                                                 Amount        Ratio        Amount        Ratio        Amount        Ratio
                                              ------------  -----------  -----------  ------------   ----------  -------------
                                                                          (amounts in thousands)
Peoples Bancorporation, Inc.:

As of December 31, 2003
    Total Capital (to risk-weighted assets)      $39,537      12.37%      $25,570        8.00%       $31,962        10.00%
    Tier I Capital (to risk-weighted assets)      36,099      11.30        12,778        4.00         19,168         6.00
    Tier I Capital (to average assets)            36,099       8.46        17,068        4.00         21,335         5.00

As of December 31, 2002
    Total Capital (to risk-weighted assets)      $34,912      11.96%      $23,353        8.00%       $29,191        10.00%
    Tier I Capital (to risk-weighted assets)      32,062      10.98        11,680        4.00         17,520         6.00
    Tier I Capital (to average assets)            32,062       7.93        16,173        4.00         20,216         5.00


The Peoples National Bank:

As of December 31, 2003
    Total Capital (to risk-weighted assets)      $23,564      12.58%      $14,985        8.00%       $18,731        10.00%
    Tier I Capital (to risk-weighted assets)      21,483      11.47         7,492        4.00         11,238         6.00
    Tier I Capital (to average assets)            21,483       8.47        10,145        4.00         12,682         5.00

As of December 31, 2002
    Total Capital (to risk-weighted assets)      $20,564      10.97%      $14,997        8.00%       $18,746        10.00%
    Tier I Capital (to risk-weighted assets)      18,789      10.02         7,501        4.00         11,251         6.00
    Tier I Capital (to average assets)            18,789       7.73         9,723        4.00         12,153         5.00

Bank of Anderson, N.A.:

As of December 31, 2003
    Total Capital (to risk-weighted assets)      $ 9,972      10.61%      $ 7,519        8.00%       $ 9,399        10.00%
    Tier I Capital (to risk-weighted assets)       9,045       9.63         3,757        4.00          5,635         6.00
    Tier I Capital (to average assets)             9,045       7.17         5,046        4.00          6,308         5.00

As of December 31, 2002
    Total Capital (to risk-weighted assets)      $ 8,760      11.69%      $ 5,995        8.00%       $ 7,494        10.00%
    Tier I Capital (to risk-weighted assets)       8,015      10.70         2,996        4.00          4,494         6.00
    Tier I Capital (to average assets)             8,015       6.43         4,986        4.00          6,233         5.00

Seneca National Bank:

As of December 31, 2003
    Total Capital (to risk-weighted assets)      $ 4,411      11.79%      $ 2,993        8.00%       $ 3,741        10.00%
    Tier I Capital (to risk-weighted assets)       3,981      10.64         1,497        4.00          2,245         6.00
    Tier I Capital (to average assets)             3,981       7.92         2,011        4.00          2,513         5.00

As of December 31, 2002
    Total Capital (to risk-weighted assets)      $ 3,943      12.18%      $ 2,590        8.00%       $ 3,237        10.00%
    Tier I Capital (to risk-weighted assets)       3,613      11.16         1,295        4.00          1,942         6.00
    Tier I Capital (to average assets)             3,613       7.90         1,829        4.00          2,287         5.00

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

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

         Fair value of off-balance sheet instruments are based on fees currently charged to enter into similar arrangements; taking into account the remaining terms of the agreement and the counterparties' credit standing.

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                   December 31,
                                                     -------------------------------------------------------------------------
                                                                    2003                                  2002
                                                     ------------------------------------  -----------------------------------
                                                         Carrying             Fair            Carrying             Fair
                                                          amount              value            amount              value
                                                     -----------------   ----------------  ----------------   ----------------
Financial assets:
     Cash and due from banks                                $   9,164          $   9,164          $  9,474           $  9,474
     Interest-bearing deposits in other banks                     214                214                33                 33
     Federal funds sold                                        11,865             11,865             2,635              2,635
     Securities available for sale                             78,714             78,714            80,163             80,163
     Securities held for investment                             5,632              5,752             4,123              4,248
     Other investments                                          2,147              2,147             1,884              1,884
     Mortgage loans held for sale                               5,101              5,101            55,026             55,026
     Loans (gross)                                            296,252            295,423           250,487            259,392

                                                                     (Continued)

                                                                                                December 31,
                                                                                                ------------
                                                                                       2003                           2002
                                                                                       ----                           ----
                                                                            Carrying         Fair           Carrying          Fair
                                                                             amount          Value           amount           value
                                                                             ------          -----           ------           -----

Financial liabilities:
     Deposits ......................................................         353,329         357,161         328,174         330,221
     Securities sold under repurchase agreements ...................          24,390          24,390          35,331          35,331
     Advances from Federal Home Loan Bank ..........................           5,000           5,000          17,000          17,000


                                                       Notional or                           Notional or
                                                         contract             Fair            contract             Fair
                                                          amount              value            amount              value
                                                          ------              -----            ------              -----
Financial instruments with off-balance
   sheet risk:
   Commitments to extend credit ...................        84,557               -               64,267               -
   Standby letters of credit ......................         4,453               -                5,248               -


NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (amounts in thousands):


CONDENSED BALANCE SHEETS

                                                               December 31,
                                                               ------------
                                                           2003            2002
                                                           ----            ----
ASSETS
    Cash .........................................        $   556        $   620
    Due from subsidiaries ........................            259            212
    Investment in bank subsidiaries ..............         34,895         31,558
    Premises and equipment .......................              -              -
    Other assets .................................            667            594
                                                          -------        -------

                                                          $36,377        $32,984
                                                          =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................        $   216        $   237
    Shareholders' equity .........................         36,161         32,747
                                                          -------        -------

                                                          $36,377        $32,984
                                                          =======        =======

                         CONDENSED STATEMENTS OF INCOME

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                   2003                  2002                2001
                                                                                   ----                  ----                ----
INCOME
    Fees and dividends from subsidiaries ............................             $ 3,861              $ 3,199              $ 2,575
    Other income ....................................................                   -                   94                  107
                                                                                  -------              -------              -------
                                                                                    3,861                3,293                2,682
                                                                                  -------              -------              -------
EXPENSES
    Salaries and benefits ...........................................               1,996                1,692                1,376
    Occupancy .......................................................                  22                   88                  111
    Equipment .......................................................                 233                  168                  125
    Other operating .................................................                 675                  683                  570
                                                                                  -------              -------              -------
                                                                                    2,926                2,631                2,182
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES ....................................................               4,091                3,683                2,550
                                                                                  -------              -------              -------
         Income before income taxes .................................               5,026                4,345                3,050

INCOME TAX EXPENSE (BENEFIT) ........................................                 (18)                 (38)                 (19)
                                                                                  -------              -------              -------
         Net income .................................................             $ 5,044              $ 4,383              $ 3,069
                                                                                  =======              =======              =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                            2003             2002             2001
                                                                                            ----             ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 5,044          $ 4,383          $ 3,069
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (4,091)          (3,683)          (2,550)
         Depreciation ...........................................................               -               28               69
         Amortization ...........................................................               -                2                4
         (Increase) decrease in other assets ....................................            (120)            (198)            (720)
         Increase (decrease) in other liabilities ...............................             (21)              54              148
                                                                                          -------          -------          -------
           Net cash provided by operating activities ............................             812              586               20
                                                                                          -------          -------          -------
INVESTING ACTIVITIES
    Investment in bank subsidiaries .............................................               -           (1,500)               -
    Sale (purchase) of premises and equipment ...................................               -            1,823              (21)
                                                                                          -------          -------          -------
           Net cash provided by (used for) investing activities .................               -              323              (21)
                                                                                          -------          -------          -------
FINANCING ACTIVITIES
    Proceeds from the sale of stock and exercise of stock options ...............               -               80                1
    Cash dividends ..............................................................            (994)            (778)            (570)
    Proceeds (repayment) of advances from subsidiaries ..........................             118             (257)              33
                                                                                          -------          -------          -------
           Net cash provided by (used for) financing activities .................            (876)            (955)            (536)
                                                                                          -------          -------          -------
           Net decrease in cash .................................................             (64)             (46)            (537)

CASH, BEGINNING OF YEAR .........................................................             620              666            1,203
                                                                                          -------          -------          -------
CASH, END OF YEAR ...............................................................         $   556          $   620          $   666
                                                                                          =======          =======          =======

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited condensed financial data by quarter for 2003 and 2002 is as follows (amounts, except per share data, in thousands):

                                                                                          Quarter ended
                                                                                          -------------
                     2003                                          March 31          June 30          September 30       December 31
                                                                   --------          -------          ------------       -----------
Interest income ........................................         $    5,325         $    5,196         $    5,236         $    5,150
Interest expense .......................................              1,936              1,915              1,872              1,803
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              3,389              3,281              3,364              3,347
Provision for loan losses ..............................                129                329                549                 99
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              3,260              2,952              2,815              3,248
Noninterest income .....................................              2,734              3,432              3,112              1,024
Noninterest expenses ...................................              3,394              3,530              3,873              3,868
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              2,600              2,854              2,054                404
Provision for income taxes .............................                943              1,043                749                133
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $    1,657         $    1,811         $    1,305         $      271
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.45         $     0.49         $     0.36         $     0.07
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.43         $     0.48         $     0.34         $     0.07
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          3,683,307          3,683,307          3,683,307          3,682,754
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          3,812,988          3,809,679          3,829,031          3,829,790
                                                                 ==========         ==========         ==========         ==========

                                                                                           Quarter ended
                                                                                           -------------
                             2002                                  March 31          June 30        September 30         December 31
                                                                   --------          -------        ------------         -----------
Interest income ........................................         $    4,939         $    5,027         $    5,344         $    5,295
Interest expense .......................................              1,725              2,058              2,149              2,065
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              3,214              2,969              3,195              3,230
Provision for loan losses ..............................                313                198                143                290
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              2,901              2,771              3,052              2,940
Noninterest income .....................................              1,402              1,386              1,512              2,264
Noninterest expenses ...................................              2,508              2,690              2,883              3,299
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,795              1,467              1,681              1,905
Provision for income taxes .............................                645                526                607                687
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $    1,150         $      941         $    1,074         $    1,218
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.31         $     0.26         $     0.29         $     0.33
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.30         $     0.25         $     0.28         $     0.32
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          3,669,907          3,678,840          3,683,307          3,683,307
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          3,776,879          3,793,033          3,747,761          3,810,005
                                                                 ==========         ==========         ==========         ==========

(1)      Per share data has been restated to reflect 5 percent stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e))), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the year covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 229.308.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "EXECUTIVE  OFFICERS" under
Part I, Item 1 of this report on Form 10-K, and the information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Code of Ethics

         The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons serving in equivalent positions regardless of whether they are designated executive officers. The Company will provide a copy of the Code of Ethics to any person, without charge, upon written request to the Corporate Secretary, Peoples Bancorporation, Inc, 1818 East Main Street, Easley, South Carolina 29640.


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

         The following table sets forth aggregated information as of December 31, 2003 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:


Plan category                  Number  of  securities      Weighted-average         Number of securities
                               to be issued upon           exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                       (a)                        (b)                      (c)
------------------             ----------------------      --------------------     --------------------------
Equity compensation
Plans approved by
Security holders                      228,746                     $ 8.39                   271,089

Equity compensation
Plans not approved
By security holders                         0                     $ 0.00                         0
                                      -------                     ------                   -------

Total                                 228,746                     $ 8.39                   271,089

         For further information about the Company's plans as set forth in the above table, see Note 16 of the consolidated financial statements set forth in
Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information set forth under the caption "Independent Public Accountants" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

          Report of Independent Auditors

          Consolidated Statements of Condition - December 31, 2003 and 2002

          Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements - December 31, 2003

         (a) (3) Listing of Exhibits:

Exhibit No.                   Description of Exhibit

3(i)              Articles  of   Incorporation   as  amended   (incorporated  by
                  reference to exhibits to Registrant's  Registration  Statement on Form 8-A).
3(ii)             Bylaws  (incorporated by reference to exhibits to Registrant's
                  Registration Statement on Form 8-A).
4.1               Specimen Common Stock  Certificate  (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4
                  (Number 33-46649)).
10.2              Peoples Bancorporation,  Inc. 1993 Incentive Stock Option Plan
                  (incorporated   by  reference  to  exhibits  to   Registrant's
                  Registration Statement on Form SB-1 (Number 33-78602)).
10.3              Non-competition,  Severance and Employment  Agreement  entered into between the Company and Robert E. Dye, Sr.  (incorporated by reference to exhibits to Registrant's Annual Report on Form
                  10-KSB for the year ended December 31, 1995).
10.4              Non-competition,  Severance and Employment  Agreement  entered into between the Company and R. Riggie Ridgeway  (incorporated by reference to exhibits to Registrant's Annual Report on Form
                  10-KSB for the year ended December 31, 1995).
10.5              Peoples  Bancorporation,  Inc 1997 Non-Employee Director Stock
                  Option  Plan   (incorporated   by  reference  to  exhibits  to
                  Registrant's  Form  10-KSB  for the year  ended  December  31,
                  1997).
10.6              Salary  Continuation  Agreement  between The Peoples  National
                  Bank and Robert E. Dye,  Sr.,  dated July 7, 1998,  as amended
                  (incorporated  by reference to exhibits to  Registrant's  Form
                  10-K for the year ended December 31, 2002).
10.7              Salary  Continuation  Agreement  between The Peoples  National
                  Bank and Ralph R.  Ridgeway,  dated July 7,  1998,  as amended
                  (incorporated  by reference to exhibits to  Registrant's  Form
                  10-K for the year ended December 31, 2002).
10.8              Non-competition,  Severance and Employment  Agreement  entered into between the Company and each of William B. West, David C.
                  King and F. Davis Arnette,  Jr.  (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December
                  31, 1999).
10.9              Split Dollar  Agreement  between the Company and Robert E. Dye
                  (incorporated  by reference to exhibits to  Registrant's  Form
                  10-K for the year ended December 31, 2002).
10.10             Spit  Dollar  Agreement  between  the  Company  and  Ralph  R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).
21.               Subsidiaries of the Registrant
31.1              Rule 13a-14(a) / 15d-14(a) Certifications
31.2              Rule 13a-14(a) / 15d-14(a) Certifications
32                Section 1350 Certifications

(b)      Reports on Form 8-K

         Form 8-K filed October 20, 2003 pursuant to Item 12 of that form.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Peoples Bancorporation, Inc.


Dated:  March 25, 2004                 By:   s/Robert E. Dye
                                            ------------------------------------
                                                Robert E. Dye
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer


Dated:  March 19, 2004                  By:  s/William B. West
                                            ------------------------------------
                                                William B. West
                                                Senior Vice President
                                                (Principal Financial and
                                                Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                 Date


s/ F. Davis Arnette, Jr.                     Director             March 22, 2004
-------------------------------------
F. Davis Arnette, Jr.

s/ Garnet A. Barnes                          Director             March 25, 2004
-------------------------------------
Garnet A. Barnes

s/ James A. Black, Jr.                       Director             March 25, 2004
-------------------------------------
James A. Black, Jr.

s/ William A. Carr                           Director             March 20, 2004
-------------------------------------
William A. Carr

s/ Charles E. Dalton                         Director             March 25, 2004
-------------------------------------
Charles E. Dalton
s/ Robert E. Dye                             President, Chief     March 25, 2004
-------------------------------------        Executive Officer
Robert E. Dye                                and Director


s/ Robert E. Dye, Jr.                        Director             March 23, 2004
-------------------------------------
Robert E. Dye, Jr.


s/ W. Rutledge Galloway                      Director             March 26, 2004
-------------------------------------
W. Rutledge Galloway

s/ David C. King                             Director             March 22, 2004
-------------------------------------
David C. King

s/ Andrew M. McFall, III                     Director             March 22, 2004
-------------------------------------
Andrew M. McFall, III

s/ E. Smyth McKissick, III                   Director             March 26, 2004
-------------------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.                    Director             March 20, 2004
-------------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                     Director             March 26, 2004
-------------------------------------
George B. Nalley, Jr.

s/ Larry D. Reeves                           Director             March 19, 2004
-------------------------------------
Larry D. Reeves

s/ R. Riggie Ridgeway                        Secretary,           March 19, 2004
-------------------------------------
R. Riggie Ridgeway                           Treasurer and
                                             Director

s/ Nell W. Smith                             Director             March 23, 2004
-------------------------------------
Nell W. Smith

s/ A. J. Thompson, Jr., M.D.                 Director             March 22, 2004
-------------------------------------
A.       J. Thompson, Jr., M. D.

s/ William B. West                           Director             March 19, 2004
-------------------------------------
William B. West

                                  EXHIBIT INDEX

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

10.6 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.7 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.8 Non-competition, Severance and Employment Agreement entered into between the Company and each of William B. West, David C. King and F. Davis Arnette, Jr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 1999).

10.9 Split Dollar Agreement between the Company and Robert E. Dye (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.10             Spit  Dollar  Agreement  between  the  Company  and  Ralph  R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

21.               Subsidiaries of the Registrant

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

31.2              Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications