Form 10-Q
period 2004-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2004-05-10
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                  Commission file
         March 31, 2004                                            000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

       South Carolina                                       57-09581843
       --------------                                       -----------
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

                             Yes ___X___ No _______

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes _______ No ___X___

  The number of outstanding shares of the issuer's $1.67 par value common stock as of May 4, 2004 was 3,682,754.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                            March 31,       March 31,   December 31,
                                                                                              2004            2003          2003
                                                                                            Unaudited       Unaudited      Audited
                                                                                            ---------       ---------      -------
ASSETS
CASH AND DUE FROM BANKS ............................................................        $ 12,774        $ 14,616        $  9,164
INTEREST-BEARING DEPOSITS IN OTHER BANKS ...........................................             320               8             214
FEDERAL FUNDS SOLD .................................................................          14,315           8,448          11,865
                                                                                            --------        --------        --------
     Total cash and cash equivalents ...............................................          27,409          23,072          21,243
SECURITIES
     Available for sale ............................................................          68,675          75,533          78,714
     Held for investment (market value of $7,393, $4,723 and $5,752) ...............           7,180           4,545           5,632
     Other investments, at cost ....................................................           1,814           2,079           2,147
LOANS-less allowance for loan losses of $3,464, $2,932 and $3,438 ..................         295,729         262,604         292,814
MORTGAGE LOANS HELD FOR SALE .......................................................           8,777          44,143           5,101
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization .................................................          10,984           9,534          10,231
ACCRUED INTEREST RECEIVABLE ........................................................           1,616           1,874           1,821
CASH SURRENDER VALUE OF LIFE INSURANCE .............................................           9,553           2,227           2,294
OTHER ASSETS .......................................................................           1,686           1,568           1,759
                                                                                            --------        --------        --------
         TOTAL ASSETS ..............................................................        $433,423        $427,179        $421,756
                                                                                            ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ...........................................................        $ 49,531        $ 65,041        $ 42,289
     Interest-bearing ..............................................................         308,084         287,026         311,040
                                                                                            --------        --------        --------
         Total deposits ............................................................         357,615         352,067         353,329
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ....................................................................          31,701          32,562          24,390
FEDERAL FUNDS PURCHASED ............................................................               -             400               -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ............................................           5,000           5,000           5,000
ACCRUED INTEREST PAYABLE ...........................................................           1,497           1,476           1,604
OTHER LIABILITIES ..................................................................           1,046           1,606           1,272
                                                                                            --------        --------        --------
         Total Liabilities .........................................................         396,859         393,111         385,595
                                                                                            --------        --------        --------
SHAREHOLDERS' EQUITY
Common Stock - 10,000,000 shares authorized, $1.67
     Par value per share, 3,682,754 shares, 3,507,911 shares
     and 3,682,754 shares outstanding, respectively ................................           6,150           5,858           6,150
Additional paid-in capital .........................................................          29,505          25,758          29,505
Retained Earnings ..................................................................             727           1,858             444
Accumulated other comprehensive income .............................................             182             594              62
                                                                                            --------        --------        --------
         Total Shareholders' Equity ................................................          36,564          34,068          36,161
                                                                                            --------        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................        $433,423        $427,179        $421,756
                                                                                            ========        ========        ========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Dollars in thousands except share data)

                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                     2004                    2003
                                                                                                     ----                    ----
INTEREST INCOME
   Interest and fees on loans ......................................................              $    4,480              $    4,527
   Interest on securities
       Taxable .....................................................................                     517                     730
       Tax-exempt ..................................................................                      52                      42
   Interest on federal funds .......................................................                      34                      26
                                                                                                  ----------              ----------
Total interest income ..............................................................                   5,083                   5,325
                                                                                                  ----------              ----------

INTEREST EXPENSE
   Interest on deposits ............................................................                   1,529                   1,728
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................................                      60                     133
Interest on notes payable Federal Home Loan Bank ...................................                      61                      75
                                                                                                  ----------              ----------
Total interest expense .............................................................                   1,650                   1,936
                                                                                                  ----------              ----------
     Net interest income ...........................................................                   3,433                   3,389

PROVISION FOR LOAN LOSSES ..........................................................                     130                     129
                                                                                                  ----------              ----------
Net interest income after provision for loan losses ................................                   3,303                   3,260

NON-INTEREST INCOME
   Service fees and other income ...................................................                     738                     622
   Gain on sale of mortgage loans held for sale ....................................                     472                   2,111
    Gain on sale of available for sale securities ..................................                      93                       1
                                                                                                  ----------              ----------
                                                                                                       1,303                   2,734
NON-INTEREST EXPENSES
   Salaries and benefits ...........................................................                   2,155                   2,026
   Occupancy .......................................................................                     159                     149
   Equipment .......................................................................                     295                     252
    Marketing and advertising ......................................................                      79                      64
    Communications .................................................................                      61                      63
    Printing and supplies ..........................................................                      43                      65
    Bank paid loan costs ...........................................................                      61                     114
    Director fees ..................................................................                      72                      75
    Executive retirement benefit expense ...........................................                     419                      38
   Other operating expenses ........................................................                     448                     548
                                                                                                  ----------              ----------
             Total noninterest expenses ............................................                   3,792                   3,394
                                                                                                  ----------              ----------
   Income before income taxes ......................................................                     814                   2,600

PROVISION FOR INCOME TAXES .........................................................                     273                     943
                                                                                                  ----------              ----------

   Net income ......................................................................              $      541              $    1,657
                                                                                                  ==========              ==========

INCOME PER COMMON SHARE:
   BASIC ...........................................................................              $     0.15              $     0.45
                                                                                                  ==========              ==========
   DILUTED .........................................................................              $     0.14              $     0.43
                                                                                                  ==========              ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC ...........................................................................               3,682,754               3,683,307
                                                                                                  ==========              ==========
   DILUTED .........................................................................               3,833,717               3,812,988
                                                                                                  ==========              ==========

DIVIDENDS PAID PER COMMON SHARE ....................................................              $     0.07              $     0.07
                                                                                                  ==========              ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2003 and 2004

                    (Dollars in thousands except share data)
                                  (Unaudited)

                                                                                                            Accumulated
                                                            Common stock         Additional                  other          Total
                                                            ------------           paid-in    Retained   comprehensive shareholders'
                                                        Shares         Amount      capital    earnings      income         equity
                                                        ------         ------      -------    --------      ------         ------
Balance, December 31, 2002 ........................    3,507,911    $   5,858    $  25,758    $     446     $     685     $  32,747
Net Income ........................................            -            -            -        1,657             -         1,657
Other comprehensive income, net of tax:
   Unrealized holding gains on
   securities available for sale ..................            -            -            -            -           (91)          (91)
                                                                                                                          ---------
Comprehensive income ..............................                                                                           1,566
Cash Dividends ....................................            -            -            -         (245)            -          (245)
                                                       ---------    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2003 ...........................    3,507,911    $   5,858    $  25,758    $   1,858     $     594     $  34,068
                                                       =========    =========    =========    =========     =========     =========

Balance, December 31, 2003 ........................    3,682,754    $   6,150    $  29,505    $     444     $      62     $  36,161
Net Income ........................................            -            -                       541             -           541
Other comprehensive income, net of tax:
   Unrealized holding losses on
    securities available for sale,
    net of income taxes of $94 ....................            -            -            -            -           181
   Less reclassification
    adjustments for gains
    included in net income, net of
     income taxes of $32 ..........................            -            -            -            -           (61)          120
                                                                                                                          ---------
Comprehensive income ..............................                                                                             661
Cash Dividends ....................................            -            -            -         (258)            -          (258)
                                                       ---------    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2004 ...........................    3,682,754    $   6,150    $  29,505    $     727     $     182     $  36,564
                                                       =========    =========    =========    =========     =========     =========

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Three months Ended
                                                                                                                  March 31,
                                                                                                          2004                 2003
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ............................................................................           $     541            $   1,657
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Gain on sale of premises and equipment ................................................                   -                  (13)
   Gain on sale of mortgage loans held for sale ..........................................                (472)              (2,111)
   Gain on sale of securities available for sale .........................................                 (93)                  (1)
   Provision for loan losses .............................................................                 130                  129
   Depreciation and amortization .........................................................                 247                  210
   Amortization and accretion (net) of premiums and
     discounts on securities .............................................................                  69                   78
    Origination of mortgage loans held for sale ..........................................             (43,368)            (117,650)
    Sale of mortgage loans held for sale .................................................              40,164              130,644
   Decrease in accrued interest receivable ...............................................                 205                  102
   Decrease (increase) in other assets ...................................................                  69                 (164)
   Decrease in accrued interest payable ..................................................                (107)                 (99)
   Increase (decrease)in other liabilities ...............................................                (226)                 373
                                                                                                     ---------            ---------
     Net cash provided by (used for) operating activities ................................              (2,841)              13,155
                                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ...........................................              (1,556)                   -
   Purchases of securities available for sale ............................................             (15,708)             (21,896)
   Purchase of other investments .........................................................                (139)                (195)
   Proceeds from principal pay downs on securities available for sale ....................               1,588                3,463
   Proceeds from the sale of securities available for sale ...............................               4,456                1,000
   Proceeds from the maturities and calls of securities available for sale ...............              20,296               21,425
   Purchase of cash surrender value of life insurance ....................................              (7,224)                   -
   Net increase in loans .................................................................              (3,046)             (15,096)
   Proceeds from the sale of premises and equipment ......................................                   -                   39
   Purchase of premises and equipment ....................................................                (999)                (244)
                                                                                                     ---------            ---------
     Net cash used in investing activities ...............................................              (2,332)             (11,504)
                                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..............................................................               4,286               23,893
   Net increase (decrease) in securities sold under repurchase
     agreements ..........................................................................               7,311               (2,769)
   Net increase in federal funds purchased ...............................................                   -                  400
   Net decrease in advances from Federal Home Loan Bank ..................................                   -              (12,000)
   Cash dividend .........................................................................                (258)                (245)
                                                                                                     ---------            ---------
     Net cash provided by financing activities ...........................................              11,339                9,279
                                                                                                     ---------            ---------
     Net increase in cash and cash equivalents ...........................................               6,166               10,930
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............................................              21,243               12,142
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................           $  27,409            $  23,072
                                                                                                     =========            =========

CASH PAID FOR
     Interest ............................................................................           $   1,757            $   2,035
                                                                                                     =========            =========
     Income Taxes ........................................................................           $     462            $     492
                                                                                                     =========            =========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2003 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared cash dividends of $0.07 per common share to shareholders of record March 19, 2004, payable April 2, 2004.

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2004 and 2003 was 3,682,754 and 3,683,307, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 3,833,717 and 3,812,988 for the three months ended March 31, 2004 and 2003.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Quarter ended March 31,
                                                         -----------------------
                                                           2004          2003
                                                           ----          ----

Net income, as reported .............................   $     541     $   1,657
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects ........          27           (11)
                                                        ---------      ---------
Pro forma net income ................................   $     568     $   1,646
                                                        =========      =========
Net income per common share
  Basic - as reported ...............................   $    0.15      $    0.45
                                                        =========      =========
  Basic - pro forma .................................   $    0.15      $    0.45
                                                        =========      =========
  Diluted - as reported .............................   $    0.14      $    0.43
                                                        =========      =========
  Diluted - pro forma ...............................   $    0.15      $    0.43
                                                        =========      =========

     The Company issued a five-percent common stock dividend in November 2003. Per share data in 2003 has been restated to reflect these transactions.

NOTES TO FINANCIALS

Subsequent Event

     The Company recorded a one-time, non-recurring charge of $376,000 in the first quarter of 2004 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO who died shortly after the end of the period.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2003 Annual Report on Form 10-K of Peoples Bancorporation, Inc. Results of operations for the three-month period ending March 31, 2004 are not necessarily indicative of the results to be attained for any other period.

Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K of Peoples Bancorporation, Inc.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses, Loan Loss Experience section of the Company's 2003 Annual Report on Form 10-K and the Allowance for Loan Losses and Provision for Loan Losses sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2004 was $541,000 or $0.14 per diluted share compared to $1,657,000 or $0.43 per diluted share for the first quarter of 2003, a decrease of 67.4%. Return on average equity for the three months ended March 31, 2004 was 5.97% compared to 20.46% for the three months ended March 31, 2003. Return on average assets for the three months ended March 31, 2004 was 0.51% compared to 1.60% for the three months ended March 31, 2003. The decreases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first quarter of 2004 are largely attributable to a substantial decrease in non-interest income derived from the gain on sale of residential mortgage loans at the Company's bank subsidiaries, coupled with a one-time expense related to salary continuation and death benefit plans for an executive at The Peoples National Bank. The Peoples National Bank recorded net earnings of $234,000 for the three months ended March 31, 2004 compared to net earnings of $1,243,000 for the three months ended March 31, 2003, a decrease of 81.2%. Bank of Anderson, N.
A. recorded net earnings of $242,000 for the three months ended March 31, 2004 compared to net earnings of $300,000 for the three months ended March 31, 2004, a decrease of 19.3%. Seneca National Bank recorded net earnings of $76,000 for the three months ended March 31, 2004 compared to net earnings of $123,000 for the three months ended March 31, 2003, a decrease of 38.2%.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's net income is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $44,000 or 1.3% to $3,433,000 for the quarter ended March 31, 2004 compared to $3,389,000 for the quarter ended March 31, 2003. The Company's net interest margin was 3.45% for the quarter ended March 31, 2004 compared to 3.47% for the quarter ended March 31, 2003.

     The Company's total interest income for the first quarter of 2004 was $5,083,000 compared to $5,325,000 for the first quarter of 2003, a decrease of $242,000 or 4.5%. Interest and fees on loans, the largest component of total interest income, decreased $47,000 in the first quarter of 2004 to $4,480,000 compared to $4,527,000 for the first quarter of 2003, a decrease of 1.0%. Interest on taxable securities, the second largest component of total interest income, decreased $213,000 in the first quarter of 2004 to $517,000 compared to $730,000 for the first quarter of 2003, a decrease of 29.2%. The decrease in interest on taxable securities for the three-month period was primarily due to lower average balances in these types of earning assets, and also due to lower market interest rates experienced by the Company's bank subsidiaries.

     The Company's total interest expense for the first quarter of 2004 was $1,650,000 compared to $1,936,000 for the first quarter of 2003, a decrease of $286,000 or 14.8%. Interest expense on deposits, the largest component of total interest expense, decreased $199,000 in the first quarter of 2004 to $1,529,000 compared to $1,728,000 for the first quarter of 2003, a decrease of 11.5%. The decrease in interest expense on deposits for the three-month period ending March 31, 2004 compared to the same period in 2003 is largely attributable to lower market interest rates experienced at the Company's bank subsidiaries, and was partially offset by higher average balances in these accounts. Interest on notes payable to the Federal Home Loan Bank, the second largest component of total interest expense, decreased $14,000 or 18.7% to $61,000 for the three months ended March 31, 2004 compared to $75,000 for the three months ended March 31, 2003, largely attributable to lower market interest rates. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense decreased $73,000 or 54.9% to $60,000 in the first quarter of 2004 compared to $133,000 for the first quarter of 2003. This decrease is largely attributable to lower market interest rates experienced at the Company's bank subsidiaries as well as lower average balances in these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended March 31, 2004 was $130,000 compared to $129,000 for the three months March 31, 2003, an increase of $1,000 or 0.8%. The changes in the Company's provision for loan losses for the first quarter of 2004 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. During the first three months of 2004, The Peoples National Bank made a provision of $50,000 compared to $75,000 for the same period on 2003. Bank of Anderson, N.A. made a provision of $60,000 for the first three months of 2004, compared to $30,000 for the same period of 2003. Seneca National Bank made a provision of $20,000 during the first three months of 2004 compared to $24,000 for the same period of 2003.

Non-interest Income

     Non-interest income decreased $1,431,000 or 52.3% to $1,303,000 for the first quarter of 2004 compared to $2,734,000 for the first quarter of 2003. Service fees and other income, the largest component of non-interest income, increased $116,000 or 18.7% to $738,000 for the first quarter of 2004 compared to $622,000 for the first quarter of 2003. Gain on mortgage loans held for sale, the second largest component of non-interest income, decreased $1,639,000 or 77.6% to $472,000 for the first quarter of 2004 compared to $2,111,000 for the first quarter of 2003. The decrease in gain on mortgage loans held for sale is primarily the result of a significant decrease in the volume of the residential mortgage department, which resulted from a marked decrease in demand for residential mortgage loans and refinancings. Gains of $93,000 and $1,000 were realized on the sale of available-for-sale securities during the three months ended March 31, 2004 and 2003, respectively.

Non-interest Expense

     Total non-interest expense increased $398,000 or 11.7% to $3,792,000 for the first quarter of 2004 from $3,394,000 for the first quarter of 2003. Salaries and benefits, the largest component of non-interest expense, increased $129,000 or 6.4% to $2,155,000 for the first quarter of 2004 from $2,026,000 for the first quarter of 2003. The increase in salaries and benefits is primarily attributable to additional staffing associated with the Company's continued growth and normal salary increases throughout the Company. Occupancy and furniture and equipment expenses increased $53,000 or 13.2% to $454,000 in the first quarter of 2004 compared to $401,000 in the first quarter of 2003. The increase is primarily attributable to the opening of a new branch office of Bank of Anderson, N. A. in August 2003 and the purchase of additional office space by The Peoples National Bank in Easley, South Carolina in January 2004 to be used for residential mortgage operations.

     Executive Retirement Benefit Expense increased $381,000 to $419,000 for the first quarter of 2004 from $38,000 for the first quarter of 2003. This increase is attributable to a one-time, non-recurring charge incurred in the first quarter of 2004 of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO who died shortly after the end of the period. This charge is required by FASB 112 in accordance with generally accepted accounting principles.

     Other non-interest expenses decreased $165,000 or 17.8% to $764,000 for the first three months of 2004 from $929,000 for the first three months of 2003. The decrease in other non-interest expenses was principally attributable to decreases in expenses associated with a significant decrease in the volume of mortgage loans processed in the first quarter of 2004 when compared to the frist quarter of 2003.

BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 74.7% of total earning assets. As of March 31, 2004, the Company held total gross loans outstanding of $299,193,000. Gross loans increased $2,941,000 or 1.0% from $296,252,000 in total gross outstanding loans at December 31, 2003 and increased $33,657,000 or 12.7% from $265,536,000 in total gross loans outstanding at March 31, 2003. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by type:

Loan Portfolio Composition                                                                   March 31,                 December 31,
(Dollars in Thousands)                                                                       ---------                 ------------
                                                                                       2004               2003             2003
                                                                                       ----               ----             ----

Commercial and Industrial - not secured by real estate .................            $ 41,146           $ 36,071          $ 44,306
Commercial and Industrial - secured by real estate .....................              88,046             77,331            84,805
Residential real estate - mortgage .....................................              92,618             76,208            90,299
Residential real estate - construction .................................              55,937             54,521            55,139
Consumer loans .........................................................              21,446             21,405            21,703
                                                                                    --------           --------          --------
     Gross Loans .......................................................            $299,193           $265,536          $296,252
                                                                                    ========           ========          ========

     The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2004 was 5.90% compared to 6.00% for the three months ended March 31, 2003. Interest rates are presently at historically low levels. During 2003, the Federal Reserve lowered the federal funds target rate one time in June by 25 basis points. A large portion of the Company's adjustable rate loans, which constitute 53.6% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks employ mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. The Company also purchases mortgage loans through a wholesale mortgage loan division of The Peoples National Bank that are pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In the first quarter of 2004, the Company originated $43,368,000 and sold $40,164,000 in mortgage loans held for sale

     The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2004 approximately $21,548,000 or 52.4% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2004 was $3,464,000 or 1.16% of loans outstanding (which excludes mortgage loans held for sale) compared to $3,438,000 or 1.16% of loans outstanding at December 31, 2003, and to $2,932,000 or 1.10% of loans outstanding at March 31, 2003. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

     At March 31, 2004 the Company had $677,000 in non-accruing loans, no restructured loans, $1,000 in loans more than ninety days past due and still accruing interest, and $728,000 in Other Real Estate Owned. This compares to $829,000 in non-accruing loans, no restructured loans, $122,000 in loans more than ninety days past due on which interest was still being accrued, and $517,000 in other real estate owned at December 31, 2003. At March 31, 2003 the Company had $662,000 in non-accruing loans, no restructured loans, $303,000 in loans more than ninety days past due and still accruing interest, and $229,000 in Other Real Estate Owned. Non-performing loans at March 31, 2004 consisted of $23,000 in commercial loans, $620,000 in mortgage loans, and $34,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.46%, 0.49%, and 0.39% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

     Net charge-offs during the three months ended March 31, 2004 were $104,000 compared to net charge-offs of $48,000 for the three months ended March 31, 2003 and net charge-offs of $518,000 for the year ended December 31, 2003. The allowance for loan losses as a percentage of non-performing loans was 511%, 362%, and 307% as of March 31, 2004, December 31, 2003, and March 31, 2003,
respectively.

     The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by
Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of March 31, 2004, December 31, 2003, and March 31, 2003, the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2004 securities totaled $77,669,000, which represents 19.4% of total earning assets. Securities decreased $8,824,000 or 10.2% from $86,493,000 invested as of December 31, 2003, and decreased $4,488,000 or 5.5% from $82,157,000 invested as of March 31, 2003. The majority of the decrease since December 31, 2003 was attributable to the increased calls of U. S. agency securities in the amount of $19,825,000 and the sale of available-for-sale mortgage backed securities in the amount of $4,456,000 at the Company's bank subsidiaries.

     At March 31, 2004 the Company's total investments classified as available for sale had an amortized cost of $70,213,000 and a market value of $70,489,000 for an unrealized gain of $276,000. This compares to an amortized cost of $78,620,000 and a market value of $78,714,000 for an unrealized gain of $94,000 on the Company's investments classified as available for sale at December 31, 2003. At March 31, 2003 the Company's total investments classified as available for sale had an amortized cost of $74,633,000 and a market value of $75,533,000 for an unrealized gain of $900,000.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,553,000 at March 31, 2004, an increase of $7,259,000 or 316.4% from the $2,294,000 held at
December 31, 2003 and an increase of  $7,326,000  or 329.0% from the  $2,227,000 held at March 31, 2003. The increase is due to the purchase of single-premium life insurance policies during the first quarter of 2004 on certain officers of the Company and its bank subsidiaries. Earnings from the ownership of these policies are used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $6,166,000 or 29.0% to $27,409,000 at March 31, 2004 from $21,243,000 at December 31, 2003 and
increased   $4,337,000  or  18.8%  from  $23,072,000  at  March  31,  2003.  The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits grew $4,286,000 or 1.2% to $357,615,000 at March 31,

2004  from  $353,329,000  at  December  31,  2003 and  $5,548,000  or 1.6%  from
$352,067,000 at March 31, 2003. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the three months ended March 31, 2004, interest-bearing deposits averaged $309,017,000 compared to $289,092,000 for the same period of 2003. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits have been primarily used to fund The Peoples National Bank's short-term mortgage lending activities. On each of March 31, 2004, December 31, 2003 and March 31, 2003 there were no outstanding certificates garnered through the Internet, and no brokered deposits.

     The average interest rate paid on interest-bearing deposits was 1.99% during the three months ended March 31, 2004 compared to 2.42% for the same period of 2003. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2004 interest-bearing deposits comprised 86.1% of total deposits compared to 81.5% at March 31, 2003.

     The Company's core deposit base consists largely of consumer time deposits, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 76.7% and 80.3% for the three months ended March 31, 2004 and 2003, respectively. Time deposits of $100,000 or more represented 23.3% of total deposits at March 31, 2004 and 19.7% at March 31, 2003. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2004 and December 31, 2003 short-term borrowings totaled $31,701,000 and $24,390,000, respectively, and were comprised entirely of securities sold under repurchase agreements. At March 31, 2003 short-term borrowings totaled $32,962,000 and were comprised of $400,000 in Federal Funds Purchased and $32,562,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of March 31, 2004, December 31, 2003, and March 31, 2003.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2004, The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $41,038,000, and the unused portion of this line of credit was $36,038,000. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank at March 31, 2004 of $17,764,000 and $3,945,000, respectively, all of which were unused. At March 31, 2004, the Banks had unused federal funds lines of credit with various correspondent banks totaling $23,750,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

     During the first three months of 2004, the Company had capital expenditures of approximately $630,000 associated with the purchase of additional office space for the mortgage department of The Peoples National Bank. The Company is also expecting capital expenditures that will be made during the remainder of 2004. This includes the expansion of the main office of Bank of Anderson for a total cost of up to $800,000. This expansion was begun in the third quarter of 2003, with approximately $360,000 being spent through March 31, 2004. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2004, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $93,179,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,114,000 at March 31, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company engages in the origination and sale of residential mortgage loans and enters into commitments on an individual loan basis to both originate and sell residential mortgage loans whereby the interest rate on the loan to the borrower and to the end-purchaser of the loan is determined prior to funding (rate lock commitments). At March 31, 2004 the Company had commitments outstanding to originate residential mortgage loans under rate locks commitments from borrowers totaling $27,109,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company does not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower, and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of March 31, 2004 for the Company was immaterial.

     Neither the Company nor the subsidiaries are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at March 31, 2004.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2004:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                                 Well               Adequately
                                                                                             Capitalized           Capitalized
                                                                            Actual           Requirement           Requirement
                                                                      Amount    Ratio       Amount    Ratio       Amount    Ratio
                                                                      ------    -----       ------    -----       ------    -----
Company:
Total Risk-based Capital ..................................         $ 39,846    12.75%    $ 32,082    10.00%    $ 25,666     8.00%
Tier 1 Risk-based Capital .................................           36,382    11.34       19,250     6.00       12,833     4.00
Leverage Ratio ............................................           36,382     8.55       21,276     5.00       17,021     4.00

Peoples National Bank:
Total Risk-based Capital ..................................         $ 23,485    12.62%    $ 18,609    10.00%    $ 14,887     8.00%
Tier 1 Risk-based Capital .................................           21,459    11.53       11,167     6.00        7,445     4.00
Leverage Ratio ............................................           21,459     8.89       12,069     5.00        9,655     4.00

Bank of Anderson, N. A:
Total Risk-based Capital ..................................         $ 10,275    10.59%    $  9,703    10.00%    $  7,762     8.00%
Tier 1 Risk-based Capital .................................            9,287     9.57        5,823     6.00        3,882     4.00
Leverage Ratio ............................................            9,287     7.00        6,634     5.00        5,307     4.00

Seneca National Bank:
Total Risk-based Capital ..................................         $  4,507    12.21%    $  3,691    10.00%    $  2,953     8.00%
Tier 1 Risk-based Capital .................................            4,057    10.99        2,215     6.00        1,477     4.00
Leverage Ratio ............................................            4,057     8.03        2,526     5.00        2,021     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

          In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, will not have any impact on the Company's financial position or results of operations.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk do not arise in the normal course of the Company's business activities, although they may affect a few of the Company's customers

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2004, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $50,271,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $134,236,000, $54,921,000 and $41,650,000, respectively, at March 31, 2004.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

31.1     Rule 13a-14(a) / 15d-14(a) Certifications
31.2     Rule 13a-14(a) / 15d-14(a) Certifications
32       Section 1350 Certifications

(b)      Reports on Form 8-K.

          - Current Report on Form 8-K dated February 13, 2004 pursuant to Items 7 and 12 of that form, containing Summary Income Statements for the twelve months and three months ended December 31, 2003, and Summary Balance Sheet at December 31, 2003.

          - Current Report on Form 8-K dated March 3, 2004 pursuant to Items 7 and 12 of that form, correcting information contained in Current Report on Form 8-K dated February 13, 2004, containing Summary Income Statements for the twelve months and three months ended December 31, 2003, and Summary Balance Sheet at December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEOPLES BANCORPORATION, INC.


Dated:  May 7, 2004                      By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  May  7, 2004                     By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Senior Vice President and CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.                 Description of Exhibit

31.1                       Rule 13a-14(a) / 15d-14(a) Certifications
31.2                       Rule 13a-14(a) / 15d-14(a) Certifications
32                         Section 1350 Certifications