Form 10-Q
period 2004-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2004-08-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                             June 30, 2004 000-20616

                          PEOPLES BANCORPORATION, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                                       57-09581843
         --------------                                  -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

 1818 East Main Street, Easley, South Carolina                    29640
 ---------------------------------------------                    -----
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

                              Yes [ ]  No [X]


  The number of outstanding shares of the issuer's $1.67 par value common stock as of August 10, 2004 was 3,689,451.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                           June 30,        June 30,     December 31,
                                                                                             2004            2003           2003
                                                                                          Unaudited       Unaudited       Audited
                                                                                          ---------       ---------       -------
ASSETS
CASH AND DUE FROM BANKS ...........................................................       $  11,653        $  10,764       $   9,164
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..........................................             961               17             214
FEDERAL FUNDS SOLD ................................................................           9,976           19,108          11,865
                                                                                          ---------        ---------       ---------
     Total cash and cash equivalents ..............................................          22,590           29,889          21,243
SECURITIES
     Available for sale ...........................................................          64,053           63,094          78,714
     Held for investment (market value of $7,334, $5,089 and $3,417) ..............           7,434            4,845           5,632
       Other investments, at cost .................................................           1,814            2,057           2,147
LOANS-less allowance for loan losses of $3,607, $3,220 and $3,438 .................         307,329          275,961         292,814
MORTGAGE LOANS HELD FOR SALE ......................................................           4,049           40,337           5,101
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ................................................          11,203            9,802          10,231
ACCRUED INTEREST RECEIVABLE .......................................................           1,679            1,824           1,821
CASH SURRENDER VALUE OF LIFE INSURANCE ............................................           9,522            2,253           2,294
OTHER ASSETS ......................................................................           2,202            1,738           1,759
                                                                                          ---------        ---------       ---------
         TOTAL ASSETS .............................................................       $ 431,875        $ 431,800       $ 421,756
                                                                                          =========        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..........................................................       $  47,551        $  44,584       $  42,289
     Interest-bearing .............................................................         307,467          314,410         311,040
                                                                                          ---------        ---------       ---------
         Total deposits ...........................................................         355,018          358,994         353,329
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ...................................................................          32,589           29,233          24,390
FEDERAL FUNDS PURCHASED ...........................................................             267                -               -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...........................................           5,000            5,000           5,000
ACCRUED INTEREST PAYABLE ..........................................................           1,245            1,557           1,604
OTHER LIABILITIES .................................................................           1,594            1,485           1,272
                                                                                          ---------        ---------       ---------
         Total Liabilities ........................................................         395,713          396,269         385,595
                                                                                          ---------        ---------       ---------
SHAREHOLDERS' EQUITY *
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 5,524,131 shares, 5,261,866 shares ......................           6,132            5,841           6,132
       and 5,524,131 shares outstanding, respectively .............................
Additional paid-in capital ........................................................          29,523           25,775          29,523
Retained Earnings .................................................................           1,467            3,423             444
Accumulated other comprehensive income (loss) .....................................            (960)             492              62
                                                                                          ---------        ---------       ---------
         Total Shareholders' Equity ...............................................          36,162           35,531          36,161
                                                                                          ---------        ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................       $ 431,875        $ 431,800       $ 421,756
                                                                                          =========        =========       =========

* Share data has been restated to reflect the 3-for-2 stock split to be issued in October 2004 and the 5% common stock dividend issued in November 2003.

Peoples Bancorporation, Inc. and Subsidiaries
          Consolidated Statements of Income
      (Dollars in thousands except share data)                               Three Months Ended                 Six Months Ended
                      Unaudited                                                   June 30,                          June 30,
                                                                            2004              2003            2004           2003
                                                                            ----              ----            ----           ----
INTEREST INCOME
   Interest and fees on loans ..................................       $    4,573       $    4,541       $    9,053       $    9,068
   Interest on securities
       Taxable .................................................              461              571              978            1,301
       Tax-exempt ..............................................               58               45              110               87
   Interest on federal funds ...................................               21               39               55               65
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,113            5,196           10,196           10,521
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE
   Interest on deposits ........................................            1,448            1,729            2,977            3,457
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................               70              107              130              240
    Interest on notes payable Federal Home Loan Bank ...........               65               79              126              154
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            1,583            1,915            3,233            3,851
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................            3,530            3,281            6,963            6,670

PROVISION FOR LOAN LOSSES ......................................              153              329              283              458
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision for loan losses ............            3,377            2,952            6,680            6,212

NON-INTEREST INCOME
   Service fees and other income ...............................              881              665            1,619            1,287
   Gain on sale of mortgage loans held for sale ................              615            2,761            1,087            4,872
   Gain on sale of available for sale securities ...............               34                6              127                7
                                                                       ----------       ----------       ----------       ----------
                                                                            1,530            3,432            2,833            6,166
NON-INTEREST EXPENSES
   Salaries and benefits .......................................            2,099            2,119            4,254            4,145
   Occupancy ...................................................              167              149              326              298
   Equipment ...................................................              322              224              617              476
   Marketing and advertising ...................................               70              109              149              173
   Communications ..............................................               56               65              117              128
   Printing and supplies .......................................               53               66               96              131
   Bank paid loan costs ........................................               83              140              144              254
   Director fees ...............................................               69               68              141              143
   Executive retirement benefit expense ........................               29               41              448               79
   Other operating expenses ....................................              508              549              956            1,097
                                                                       ----------       ----------       ----------       ----------
             Total noninterest expenses ........................            3,456            3,530            7,248            6,924
                                                                       ----------       ----------       ----------       ----------
   Income before income taxes ..................................            1,451            2,854            2,265            5,454

PROVISION FOR INCOME TAXES .....................................              454            1,043              727            1,986
                                                                       ----------       ----------       ----------       ----------

   Net income ..................................................       $      997       $    1,811       $    1,538       $    3,468
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE *
   BASIC .......................................................       $     0.18       $     0.33       $     0.28       $     0.63
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................       $     0.17       $     0.32       $     0.27       $     0.61
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES *
   BASIC .......................................................        5,524,131        5,524,960        5,524,131        5,524,960
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................        5,743,099        5,714,518        5,733,499        5,724,892
                                                                       ==========       ==========       ==========       ==========

CASH DIVIDENDS PAID PER COMMON SHARE ...........................       $     0.07       $     0.07       $     0.14       $     0.14
                                                                       ==========       ==========       ==========       ==========

* Share data has been restated to reflect the 3-for-2 stock split to be issued in October 2004 and the 5% common stock dividend issued in November 2003.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the six months ended June 30, 2004 and 2003

                    (Dollars in thousands except share data)
                                  (Unaudited)

                                                                                                      Accumulated
                                                      Common stock           Additional                   other            Total
                                                      ------------             paid-in     Retained   comprehensive    shareholders'
                                                  Shares         Amount        capital     earnings   Income (loss)       equity
                                                  ------         ------        -------     --------   -------------       ------
Balance, December 31, 2002* .................  5,261,866     $    5,841     $   25,775    $      446    $      685     $   32,747
Net Income ..................................                                                  3,468                        3,468
Other comprehensive income,
  net of tax:
   Unrealized holding gains on
   securities available for sale ............                                                                 (188)          (188)
   Less reclassification
   adjustments for gains
   included in net income, net of
   Income taxes of $2 .......................                                                                   (5)            (5)
                                                                                                                       ----------
Comprehensive income ........................                                                                               3,275
Cash Dividends ..............................                                                   (491)                        (491)
                                               ---------     ----------     ----------    ----------    ----------     ----------
Balance, June 30, 2003* .....................  5,261,866     $    5,841     $   25,775    $    3,423    $      492     $   35,531
                                              ==========     ==========     ==========    ==========    ==========     ==========

Balance, December 31, 2003* .................  5,524,131     $    6,132     $   29,523    $      444    $       62     $   36,161
Net Income ..................................                                                  1,538                        1,538
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale ............                                                                 (938)          (938)
   Less reclassification
   adjustments for gains
   included in net income, net of
   income taxes of $43 ......................                                                                   (84)          (84)
                                                                                                                       ----------
                                                                                                                                0
Comprehensive income ........................                                                                                 516
Cash Dividends ..............................                                                   (515)                        (515)
                                              ----------     ----------     ----------    ----------    ----------     ----------
Balance, June 30, 2004* .....................  5,524,131     $    6,132     $   29,523    $    1,467    $     (960)    $   36,162
                                              ==========     ==========     ==========    ==========    ==========     ==========


* Share data has been restated to reflect the 3-for-2 stock split to be issued in October 2004 and the 5% common stock dividend issued in November 2003.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows                                                           (Unaudited)
                          (Dollars in thousands)                                                               Six months Ended
                                                                                                                   June 30,
                                                                                                           2004               2003
                                                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..............................................................................          $   1,538           $   3,468
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Gain on sale of premises and equipment ..................................................                (13)                 (7)
   Gain on sale of securities available for sale ...........................................               (127)                 (7)
   Gain on sale mortgage loans held for sale ...............................................             (1,087)             (4,872)
   Provision for loan losses ...............................................................                283                 458
   Depreciation and amortization ...........................................................                501                 405
   Amortization and accretion (net) of premiums and
     discounts on securities ...............................................................                148                 188
   Origination of mortgage loans held for sale .............................................            (97,539)           (274,717)
   Sale of mortgage loans held for sale ....................................................             99,678             294,278
   Decrease in accrued interest receivable .................................................                142                 153
   Decrease (increase) in other assets .....................................................               (447)               (361)
   Decrease in accrued interest payable ....................................................               (359)                (18)
   Increase in other liabilities ...........................................................                975                 303
                                                                                                      ---------           ---------
     Net cash provided by operating activities .............................................              3,693              19,271
                                                                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .............................................             (2,139)               (405)
   Purchases of securities available for sale ..............................................            (21,236)            (45,471)
   Purchase of other investments ...........................................................               (139)               (195)
   Proceeds from the principal pay downs on securities available for sale ..................              3,292               8,026
   Proceeds from the maturity of securities held to maturity ...............................                320                 275
   Proceeds from the maturity of securities available for sale .............................                472               3,200
   Proceeds from the sale of securities available for sale .................................              8,101               5,999
   Proceeds from the call of securities available for sale .................................             22,825              44,265
   Purchase of cash surrender value life insurance .........................................             (7,224)                  -
   Net increase in loans ...................................................................            (14,798)            (28,782)
   Proceeds from the sale of premises and equipment ........................................                 18                  44
   Purchase of premises and equipment ......................................................             (1,478)               (712)
                                                                                                      ---------           ---------
     Net cash used in investing activities .................................................            (11,986)            (13,756)
                                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ................................................................              1,689              30,821
   Net increase (decrease) in securities sold under repurchase
     agreements ............................................................................              8,199              (6,098)
   Net increase in federal funds purchased .................................................                267                   -
   Net decrease in notes payable to Federal Home Loan Bank .................................                  -             (12,000)
   Cash dividend ...........................................................................               (515)               (491)
                                                                                                      ---------           ---------
     Net cash provided by financing activities .............................................              9,640              12,232
                                                                                                      ---------           ---------
     Net increase in cash and cash equivalents .............................................              1,347              17,747
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................................             21,243              12,142
                                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................          $  22,590           $  29,889
                                                                                                      =========           =========

CASH PAID FOR
     Interest ..............................................................................          $   3,375           $   3,869
                                                                                                      =========           =========
     Income Taxes ..........................................................................          $     545           $   1,778
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.07 per common share to shareholders of record March 19, 2004 and June 18, 2004, payable April 2, 2004 and July 9, 2004.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2004 and 2003 was 5,524,131 and 5,524,960 respectively. The weighted average number of common shares outstanding for diluted net income per common share was 5,733,499 and 5,724,892 for the six months ended June 30, 2004 and 2003.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                             Three Months Ended               Six Months Ended
                                                                             ------------------               ----------------
                                                                                  June 30,                        June 30,
                                                                                  --------                        --------
                                                                       2004                2003              2004          2003
                                                                       ----                ----              ----          ----

Net income, as reported ......................................      $        997      $      1,811      $      1,538     $    3,468
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects .................               (27)              (11)              (55)           (22)
                                                                    ------------      ------------      ------------      ---------
Pro forma net income .........................................      $        970      $      1,800      $      1,483     $    3,446
                                                                    ============      ============      ============      =========
Net income per common share
  Basic - as reported ........................................      $       0.18      $       0.33      $       0.28      $    0.63
                                                                    ============      ============      ============      =========
  Basic - pro forma ..........................................      $       0.18      $       0.33      $       0.27      $    0.62
                                                                    ============      ============      ============      =========
  Diluted - as reported ......................................      $       0.17      $       0.32      $       0.27      $    0.61
                                                                    ============      ============      ============      =========
  Diluted - pro forma ........................................      $       0.17      $       0.31      $       0.26      $    0.60
                                                                    ============      ============      ============      =========

      The Company issued a five-percent common stock dividend in November 2003 and will issue a 3-for-2 stock split in October 2004. Share data has been restated to reflect these transactions. Upon issuance of the 3-for-2 stock split, the Company will file articles of amendment to its Articles of Incorporation increasing it's authorized shares from 10,000,000 to 15,000,000 and decreasing it's par value from $1.67 per share to $1.11 per share.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2003
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and six-month periods ending June 30, 2004 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the second quarter of 2004 was $997,000 or $0.17 per diluted share compared to $1,811,000 or $0.32 per diluted share for the second quarter of 2003, a decrease of $814,000 or 44.9%. Net income for the six months ended June 30, 2004 was $1,538,000 or $0.27 per diluted share compared to $3,468,000 or $0.61 per diluted share for the six months ended June 30, 2003, a decrease of $1,930,000 or 55.7%. Return on average equity for the six months and three months ended June 30, 2004 was 8.42% and 10.86% respectively, compared to 20.82% and 21.18% respectively for the six months and three months ended June 30, 2003. Return on average assets for the six months and three months ended June 30, 2004 was 0.72% and 0.92% respectively, compared to 1.65% and 1.69% respectively for the six months and three months ended June 30, 2003. The decreases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first half of 2004 are largely attributable to a substantial reduction in non-interest income as a consequence of reduced mortgage
originations   as   refinancing   activity   declined  at  the  Company's   bank
subsidiaries,  coupled  with a one-time  expense at The  Peoples  National  Bank related to death  benefit  plans for an  executive.  The Peoples  National  Bank recorded net earnings of $869,000 for the six months ended June 30, 2004 compared to net earnings of $2,633,000 for the six months ended June 30, 2003, a decrease of 67.0%. Bank of Anderson, N. A. recorded net earnings of $505,000 for the six months ended June 30, 2004 compared to net earnings of $595,000 for the six months ended June 30, 2003, a decrease of 15.1%. Seneca National Bank recorded net earnings of $174,000 for the six months ended June 30, 2004 compared to net earnings of $256,000 for the six months ended June 30, 2003, a decrease of 32.0%.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $249,000 or 7.6% to $3,530,000 in the quarter ended June 30, 2004 compared to $3,281,000 in the quarter ended June 30, 2003. For the six months ended June 30, 2004 net interest income before provision for loan losses increased $293,000 or 4.4% to $6,963,000 compared to $6,670,000 for the six months ended June 30, 2003. The Company's net interest margin for the three months and six months ending June 30, 2004 was 3.54% and 3.50% respectively, compared to 3.25% and 3.36% respectively for the three months and six months ended June 30, 2003.

     The Company's total interest income for the second quarter of 2004 was $5,113,000 compared to $5,196,000 for the second quarter of 2003, a decrease of $83,000 or 1.6%. Total interest income for the six months ended June 30, 2004 was $10,196,000 compared to $10,521,000 for the six months ended June 30, 2003, a decrease of $325,000 or 3.1%. Interest and fees on loans, the largest component of total interest income, increased $32,000 in the second quarter of 2004 to $4,573,000 compared to $4,541,000 for the second quarter of 2003, an increase of 0.7%. Interest and fees on loans decreased $15,000 for the six months ended June 30, 2004 to $9,053,000 compared to $9,068,000 for the six months ended June 30, 2003, a decrease of 0.2%. Interest on taxable securities, the second largest component of total interest income decreased $110,000 in the second quarter of 2004 to $461,000 compared to $571,000 for the second quarter of 2003, a decrease of 19.3%. Interest on taxable securities decreased $323,000 for the six months ended June 30, 2004 to $978,000 compared to $1,301,000 for the six months ended June 30, 2003, a decrease of 24.8%. The decreases in interest on taxable securities for the three- and six-month periods are primarily due to lower average balances in these types of earning assets, and also due to lower yields on these securities.

     The Company's total interest expense for the second quarter of 2003 was $1,583,000 compared to $1,915,000 for the second quarter of 2003, a decrease of $332,000 or 17.3%. Total interest expense for the six months ended June 30, 2004 was $3,233,000 compared to $3,851,000 for the six months ended June 30, 2003, a decrease of $618,000 or 16.0%. Interest expense on deposits, the largest component of total interest expense, decreased $281,000 in the second quarter of 2004 to $1,448,000 compared to $1,729,000 for the second quarter of 2003, a decrease of 16.3%. Interest expense on deposits decreased $480,000 for the six months ended June 30, 2004 to $2,977,000 compared to $3,457,000 for the six months ended June 30, 2003, a decrease of 13.9%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $37,000 or 34.6% to $70,000 in the second quarter of 2004 compared to $107,000 for the second quarter of 2003. Interest on federal funds purchased and securities sold under repurchase agreements decreased $110,000 or 45.8% to $130,000 in the first half of 2004 compared to $240,000 for the first half of 2003. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, decreased $14,000 or 17.7% to $65,000 in the second quarter of 2004 compared to $79,000 for the second quarter of 2003. Interest on notes payable to the Federal Home Loan Bank decreased $28,000 or 18.2% to $126,000 in the first half of 2004 compared to $154,000 for the first half of 2003. The decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to lower market interest rates experienced at the Company's bank subsidiaries during the first half of 2004 when compared to the first half of 2003, as well as lower average balances in some of these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months and six months ended June 30, 2004 was $153,000 and $283,000 respectively, compared to $329,000 and $458,000 respectively for the three months and six months ended June 30, 2003. The changes in the Company's provision for loan losses for the second quarter and first half of 2004 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. During the first half of 2004, The Peoples National Bank made a provision of $125,000 compared to $325,000 for the first half of 2003. Bank of Anderson, N.A. made provision of $120,000 for the first six months of 2004, compared to $80,000 for the same period of 2003. Seneca National Bank made provision of $38,000 during the first half of 2004 compared to $53,000 for the first half of 2003.

Non-interest Income

     Non-interest income decreased $1,902,000 or 55.4% to $1,530,000 for the second quarter of 2004 compared to $3,432,000 for the second quarter of 2003. Non-interest income decreased $3,333,000 or 54.1% to $2,833,000 for the first half of 2004 compared to $6,166,000 for the first half of 2003. Service fees and other income, the largest core component of non-interest income in 2004, increased $216,000 or 32.5% to $881,000 for the second quarter of 2004 compared to $665,000 for the second quarter of 2003. Service fees and other income increased $332,000 or 25.8% to $1,619,000 for the second quarter of 2004 compared to $1,287,000 for the second quarter of 2003. Gain on mortgage loans held for sale, the second largest non-core component of non-interest income in 2004, decreased $2,146,000 or 77.7% to $615,000 for the second quarter of 2004 compared to $2,761,000 for the second quarter of 2003. Gain on mortgage loans held for sale decreased $3,785,000 or 77.7% to $1,087,000 for the first half of 2004 compared to $4,872,000 for the first half of 2003. The decrease resulted as a consequence of reduced mortgage originations as refinancing activity declined. Gains of $34,000 and $6,000, respectively, were realized on the sale of available-for-sale securities during the second quarters of 2004 and 2003. Gains on available-for-sale securities were $127,000 for the first six months of 2004 compared to $7,000 for the first six months of 2003, an increase of $120,000.

Non-interest Expense

     Total non-interest expense decreased $74,000 or 2.1% to $3,456,000 for the second quarter of 2004 from $3,530,000 for the second quarter of 2003. Total non-interest expense increased $324,000 or 4.7% to $7,248,000 for the first half of 2004 from $6,924,000 for the first half of 2003. Salaries and benefits, the largest component of non-interest expense, decreased $20,000 or 0.9%, to $2,099,000 for the second quarter of 2004 from $2,119,000 for the second quarter of 2003. Salaries and benefits increased $109,000 or 2.6%, to $4,254,000 for the first half of 2004 from $4,145,000 for the first half of 2003. The changes in salaries and benefits are primarily due to normal salary increases, changes in personnel, and a reduction in commissions paid due to decreased volume of mortgage loans originated.

     Occupancy and furniture and equipment expenses increased $116,000 or 31.1% to $489,000 in the second quarter of 2004 compared to $373,000 in the second quarter of 2003. Occupancy and furniture and equipment expenses increased

$169,000 or 21.8%,  to $943,000 for the first half of 2004 from $774,000 for the first half of 2003. The increase is primarily attributable to the opening of a new branch office of Bank of Anderson, N.A. in August 2003 and the purchase of additional office space by The Peoples National Bank in Easley, South Carolina in January 2004 to be used for residential mortgage operations.

     Executive retirement benefit expense decreased $12,000 or 29.3% to $29,000 in the second quarter of 2004 compared to $41,000 in the second quarter of 2003. Executive retirement benefit expense increased $369,000 to $448,000 for the first half of 2004 from $79,000 for the first half of 2003. This increase is attributable to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died shortly after the end of the period. This charge is required by SFAS No. 112 in accordance with generally accepted accounting principles.

     Other non-interest expenses decreased $158,000 or 15.8% to $839,000 for the second quarter of 2004 from $997,000 for the second quarter of 2003. Other non-interest expenses decreased $323,000 or 16.8% to $1,603,000 for the first half of 2004 from $1,926,000 for the first half of 2003. The decrease in other non-interest expenses was principally attributable to decreases in expenses associated with a significant decrease in the volume of mortgage loans originated in the first half of 2004 when compared to the first half of 2003.


BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 77.9% of total earning assets. As of June 30, 2004, the Company held total gross loans outstanding of $310,936,000. Gross loans increased $14,684,000 or 5.0% from $296,252,000 in total gross outstanding loans at December 31, 2003 and increased $31,755,000 or 11.4% from $279,181,000 in total gross loans outstanding at June 30, 2003. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by collateral type:


Loan Portfolio Composition                                                                       June 30,              December 31,
                                                                                                 --------              ------------
(Dollars in Thousands)                                                                   2004               2003           2003
                                                                                         ----               ----           ----

Commercial  and  Industrial  - not  secured  by  real estate ..............           $ 39,312           $ 37,866        $ 44,306
Commercial and Industrial - secured by real estate ........................             91,860             82,457          84,805
Residential real estate - mortgage ........................................             97,992             81,409          90,299
Residential real estate - construction ....................................             59,894             55,785          55,139
Consumer loans ............................................................             21,878             21,664          21,703
                                                                                      --------           --------        --------
     Gross Loans ..........................................................           $310,936           $279,181        $296,252
                                                                                      ========           ========        ========

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2004 was 5.74% and 5.82% respectively, compared to 5.87% and 5.74% respectively for the six months and three months ended June 30, 2003. Interest rates are at historically low levels. During 2003, the Federal Reserve lowered the federal funds target one time in June by 25 points and recently increased the federal funds target by 25 points on July 1, 2004. A large portion of the Company's adjustable rate loans, which constitutes 53.2% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks employ mortgage loan originators who originate and package loans that are pre-sold at origination to third parties. The Company also purchases mortgage loans through a wholesale mortgage loan division of The Peoples National Bank that are pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In the first half of 2004, the Company originated $97,539,000 and sold $99,678,000 in mortgage loans held for sale. As of June 30, 2004 the Company had mortgage loans held for sale of $4,049,000, a decrease of $1,052,000 or 20.6% from the $5,101,000 in mortgage loans held for sale at December 31, 2003, and a decrease of $36,288,000 or 90.0% from the $40,337,000 in mortgage loans held for sale at June 30, 2003. The decreases resulted from reduced mortgage originations as refinancing activity declined at the Banks.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Banks' legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2004 approximately $9,079,000 or 23.1% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2003 was $3,607,000 or 1.16% of loans outstanding (which excludes mortgage loans held for sale) compared to $3,438,000 or 1.16% of loans outstanding at December 31, 2003 and compared to
$3,220,000 or 1.15% of loans outstanding at June 30, 2003. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2004 the Company had $705,000 in non-accruing loans, no restructured loans, $66,000 in loans more than ninety days past due and still accruing interest, and $704,000 in other real estate owned. This compares to $829,000 in non-accruing loans, no restructured loans, $122,000 in loans more than ninety days past due on which interest was still being accrued, and $517,000 in other real estate owned at December 31, 2003. At June 30, 2003, the Company had $914,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $393,000 in other real estate owned. Non-performing loans at June 30, 2004 consisted of $23,000 in commercial loans, $650,000 in mortgage loans, and $32,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.47%, 0.49%, and 0.41% at June 30, 2004, December 31, 2003, and June 30, 2003,
respectively.

     Net charge-offs during the first six months of 2004 were $114,000 compared to net charge-offs of $88,000 for the first six months of 2003 and net charge-offs of $518,000 for the year ended December 31, 2003. The allowance for loan losses as a percentage of non-performing loans was 468%, 362%, and 352% as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

         The Company accounts for impaired loans in accordance with the provisions of SFAS No.114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had no impaired loans at June 30, 2004 and December 31, 2003 and $367,000 in impaired loans at June 30, 2003.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2004 securities totaled $73,301,000, which represents 18.4% of total earning assets. Securities held at June 30, 2004 decreased $13,192,000 or 15.3% from $86,493,000 invested as of December 31, 2003 and increased $3,305,000 or 4.7% from $69,996,000 invested as of June 30, 2003. The majority of the decrease since December 31, 2003 was attributable to the increased calls of U.S. agency securities in the amount of $22,825,000 and the sale of available-for-sale, mortgage-backed securities in the amount of $8,101,000 at the Company's bank subsidiaries.

         At June 30, 2004 the Company's total investments classified as available for sale had an amortized cost of $65,508,000 and a market value of $64,053,000 for an unrealized loss of $1,455,000. This compares to an amortized cost of $62,348,000 and a market value of $63,094,000 for an unrealized gain of $746,000 on the Company's investments classified as available for sale at June 30, 2003. At December 31, 2003 the Company's total investments classified as available for sale had an amortized cost of $78,620,000 and a market value of $78,714,000 for an unrealized gain of $94,000.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,522,000 at June 30, 2004, an increase of $7,228,000 or 315.1% from the $2,294,000 held at
December 31, 2003 and an increase of  $7,269,000  or 322.6% from the  $2,253,000 held at June 30, 2003. The increase is due to the purchase of single-premium life insurance policies during the first quarter of 2004 on certain officers of the Company and its bank subsidiaries. Earnings from the ownership of these policies are used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $1,347,000 or 6.3% to $22,590,000 at June 30, 2004 from $21,243,000 at December 31, 2003 and decreased
$7,299,000 or 24.4% from  $29,889,000  at June 30, 2003. The swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

         The Banks' primary source of funds for loans and investments are their deposits. Total deposits grew $1,689,000 or 0.5% to $355,018,000 at June 30, 2004 from $353,329,000 at December 31, 2003 and decreased $3,976,000 or 1.1%
from $358,994,000 at June 30, 2003. The increase resulted from deposits generated by all of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the first six months of 2004, interest-bearing deposits averaged $308,080,000 compared to $293,717,000 for the first six months of 2003. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits are primarily being used to fund Peoples National Bank's short-term mortgage lending activities. On June 30, 2004 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $6,558,000. At December 31, 2003 there were no outstanding certificates garnered through the Internet, and no brokered deposits. On June 30, 2003 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $15,594,000. These deposits are an attractive alternative funding source available to use while continuing efforts to maintain and grow the banks' local deposit base.

         The average interest rate paid on interest-bearing deposits was 1.94% for the first six months of 2004 compared to 2.35% for the first six months of 2003. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2004 interest-bearing deposits comprised 86.6% of total deposits compared to 87.6% at June 30, 2003.

         The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.1% and 74.1% for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2004 short-term borrowings totaled $32,856,000 and were comprised of $32,589,000 in securities sold under repurchase agreements and $267,000 in Federal Funds Purchased. At December 31, 2003 and June 30, 2003 short-term borrowings totaled $24,390,000 and $29,233,000 respectively and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of June 30, 2004, December 31, 2003, and June 30, 2003.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2004 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $42,915,900, and the unused portion of this line of credit was $37,915,900. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had secured lines of credit with the Federal Home Loan Bank of Atlanta at June 30, 2004 of $18,516,000 and $3,656,000 respectively, all of which was unused. At June 30, 2003 the Banks had unused federal funds lines of credit totaling $23,483,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During  the  first  six  months  of  2004,   the  Company  had  capital
expenditures of approximately $630,000 associated with the purchase of additional office space for the mortgage department of The Peoples National Bank. The Company is also expecting additional capital expenditures during the remainder of 2004. This includes the expansion of the main office of Bank of Anderson for an estimated total cost of $800,000. This expansion was begun in the third quarter of 2003, with approximately $648,000 being spent through June 30, 2004. The Company may additionally make other lesser capital expenditures through the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for specified periods of time. At June 30, 2004, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $94,668,000 through various types of arrangements. These commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,298,000 at June 30, 2004. Past experience indicates that many of these standby letters of credit will expire unused. Through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company engages in the origination and sale of residential mortgage loans and enters into commitments, on an individual loan basis, to both originate and sell residential mortgage loans, whereby the interest rate on the loan to the borrower and to the end-purchaser of the loan is determined prior to funding (rate lock commitments). At June 30, 2004 the Company had commitments outstanding to originate residential mortgage loans under rate lock commitments from borrowers totaling $22,093,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company does not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower, and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of June 30, 2004 for the Company was immaterial.

     Neither the Company nor the subsidiaries are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at June 30, 2004.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2004:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                               Well                 Adequately
                                                                                            Capitalized             Capitalized
                                                                        Actual              Requirement             Requirement
                                                                 Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                                 ------       -----      ------       -----      ------       -----
Company:
Total Risk-based Capital ...................................    $40,722        12.37%    $32,920      10.00%    $26,336       8.00%
Tier 1 Risk-based Capital ..................................     37,123        11.28      19,746       6.00      13,164       4.00
Leverage Ratio .............................................     37,123         8.57      21,659       5.00      17,327       4.00

Peoples National Bank:
Total Risk-based Capital ...................................    $23,939        12.42%    $19,275      10.00%    $15,420       8.00%
Tier 1 Risk-based Capital ..................................     21,836        10.32      12,695       6.00       8,464       4.00
Leverage Ratio .............................................     21,836         8.93      12,226       5.00       9,781       4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...................................    $10,603        10.53%    $10,069      10.00%    $ 8,055       8.00%
Tier 1 Risk-based Capital ..................................      9,550         9.48       6,044       6.00       4,030       4.00
Leverage Ratio .............................................      9,550         7.00       6,821       5.00       5,457       4.00

Seneca National Bank:
Total Risk-based Capital ...................................    $ 4,598        12.97%    $ 3,545      10.00%    $ 2,836       8.00%
Tier 1 Risk-based Capital ..................................      4,155        11.72       2,127       6.00       1,418       4.00
Leverage Ratio .............................................      4,155         8.49       2,447       5.00       1,958       4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

          In March 2004, the FASB issued an exposure draft on "Share-Based Payment." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise; or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of SFAS No.123 for recognition or pro forma disclosure purposes; and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, will not have any material impact on the Company's financial position or results of operations.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities, although they may affect a few of the Company's customers

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2004, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $52,381,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $131,657,000, $53,975,000 and $42,951,000, respectively, at June 30, 2004.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

PART II.  OTHER INFORMATION

Item 4.       Submission to a Vote of Security Holders

Annual Meeting of Shareholders
On May 18, 2004, The Company held its Annual Meeting of Shareholders. The results of the 2004 Annual Meeting of Shareholders follows.

Proposal #1 - Election of Directors
The following persons were elected as Directors to serve for a three-year term with 2,710,135 shares voted, representing 73.6% of the total voting shares:

                                                                       Broker
                               For            Withheld      Abstain   Non-Votes
                               ---            --------      -------   ---------
  David C. King              2,709,021           1,114       0            0
  Andrew M. McFall, III      2,709,153             982       0            0
  Eugene W. Merritt, Jr.     2,709,153             982       0            0
  George B. Nalley, Jr.      2,709,153             982       0            0
  Nell W. Smith              2,707,818           2,317       0            0
  A. J. Thompson, Jr.        2,708,082           2,053       0            0

Proposal #2 - Approval of the Peoples Bancorporation, In. 2004 Stock Option Plan The shareholders approved the Peoples Bancorporation, Inc. 2004 Stock Option Plan with 2,616,694 or 96.6% voting in favor, 84,394 shares voting against, 9,047 shares abstaining and 521,294 broker non-votes.


Item 6.       Exhibits and Reports on Form 8-K


(a)      Exhibits.

10 2004 Stock Option Plan (incorporated by reference to the Company's Proxy Statement in connection with the May 18, 2004 Annual
         Meeting of Shareholders.)
31.1     Rule 13a-14(a)/15d-14(a) Certifications
31.2     Rule 13a-14(a)/15d-14(a) Certifications
32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEOPLES BANCORPORATION, INC.


Dated:  August 10, 2004                By:    /s/ R. Riggie Ridgeway
                                            ------------------------
                                              R. Riggie Ridgeway
                                              President and CEO


Dated:  August 10, 2004                By:   /s/ Robert E. Dye, Jr.
                                           ------------------------
                                              Robert E. Dye, Jr.
                                              Sr. Vice President & CFO
                                              (principal financial officer)

                                  Exhibit Index

Exhibit No.   Description of Exhibit

10            2004 Stock Option Plan (incorporated by reference to the Company's
              Proxy Statement in connection with the May 18, 2004 Annual
              Meeting of Shareholders.)
31.1          Rule 13a-14(a) / 15d-14(a) Certifications
31.2          Rule 13a-14(a) / 15d-14(a) Certifications
32            Section 1350 Certifications