Form 10-Q
period 2004-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2004-11-15
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                          September 30, 2004 000-20616

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

                              Yes [ ] No [X]

The number of outstanding shares of the issuer's $1.11 par value common stock as of November 10, 2004 was 5,533,887.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                         September 30,   September 30,  December 31,
                                                                                             2004           2003            2003
                                                                                           Unaudited      Unaudited       Audited
                                                                                           ---------      ---------       -------
ASSETS
CASH AND DUE FROM BANKS ...........................................................       $   9,693        $  13,445       $   9,164
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..........................................             891            1,023             214
FEDERAL FUNDS SOLD ................................................................             803           15,003          11,865
                                                                                          ---------        ---------       ---------
     Total cash and cash equivalents ..............................................          11,387           29,471          21,243
SECURITIES
     Available for sale ...........................................................          62,302           79,462          78,714
     Held for investment (market value of $7,493, $5,188 and $3,417) ..............           7,424            5,069           5,632
       Other investments, at cost .................................................           1,814            2,146           2,147
LOANS-less allowance for loan losses of $3,627, $3,745 and $3,438 .................         317,537          279,844         292,814
MORTGAGE LOANS HELD FOR SALE ......................................................           9,642           13,417           5,101
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ................................................          11,222           10,111          10,231
ACCRUED INTEREST RECEIVABLE .......................................................           1,702            1,785           1,821
CASH SURRENDER VALUE OF LIFE INSURANCE ............................................           8,963            2,279           2,294
OTHER ASSETS ......................................................................           2,262            2,103           1,759
                                                                                          ---------        ---------       ---------
         TOTAL ASSETS .............................................................       $ 434,255        $ 425,687       $ 421,756
                                                                                          =========        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..........................................................       $  50,020        $  48,039       $  42,289
     Interest-bearing .............................................................         299,763          308,325         311,040
                                                                                          ---------        ---------       ---------
         Total deposits ...........................................................         349,783          356,364         353,329
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ...................................................................          31,908           24,903          24,390
FEDERAL FUNDS PURCHASED ...........................................................             378                -               -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...........................................          11,500            5,000           5,000
ACCRUED INTEREST PAYABLE ..........................................................           1,214            1,553           1,604
OTHER LIABILITIES .................................................................           1,748            1,752           1,272
                                                                                          ---------        ---------       ---------
         Total Liabilities ........................................................         396,531          389,572         385,595
                                                                                          ---------        ---------       ---------
SHAREHOLDERS' EQUITY *
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 5,533,887 shares, 5,261,866 shares
       and 5,524,131 shares outstanding, respectively  ............................           6,143            5,841           6,132
Additional paid-in capital ........................................................          29,577           25,775          29,523
Retained Earnings .................................................................           2,223            4,483             444
Accumulated other comprehensive income (loss) .....................................            (219)              16              62
                                                                                          ---------        ---------       ---------
         Total Shareholders' Equity ...............................................          37,724           36,115          36,161
                                                                                          ---------        ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................       $ 434,255        $ 425,687       $ 421,756
                                                                                          =========        =========       =========

* Share data has been restated to reflect the 3-for-2 stock split effected in October 2004 and the 5% common stock dividend issued in November 2003.

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Dollars in thousands except share data)
                                    Unaudited

                                                                                     Three Months Ended Nine Months Ended
                                                                                          September 30, September 30,
                                                                                          ---------------------------
                                                                          2004              2003             2004              2003
                                                                          ----              ----             ----              ----
INTEREST INCOME
   Interest and fees on loans ..................................       $    4,791       $    4,620       $   13,844       $   13,688
   Interest on securities
       Taxable .................................................              456              506            1,434            1,807
       Tax-exempt ..............................................               62               45              172              132
   Interest on federal funds ...................................               15               65               70              130
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            5,324            5,236           15,520           15,757
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE
   Interest on deposits ........................................            1,423            1,727            4,400            5,184
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................               89               83              219              323
    Interest on notes payable Federal Home Loan Bank ...........               72               62              198              216
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            1,584            1,872            4,817            5,723
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................            3,740            3,364           10,703           10,034

PROVISION FOR LOAN LOSSES ......................................              153              549              436            1,007
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision for loan losses ............            3,587            2,815           10,267            9,027

NON-INTEREST INCOME
   Service fees and other income ...............................              816              628            2,435            1,915
   Gain on sale of mortgage loans held for sale ................              376            2,478            1,463            7,350
   Gain on sale of available for sale securities ...............                1                6              128               13
                                                                       ----------       ----------       ----------       ----------
                                                                            1,193            3,112            4,026            9,278
NON-INTEREST EXPENSES
   Salaries and benefits .......................................            1,985            2,347            6,239            6,492
   Occupancy ...................................................              172              156              498              454
   Equipment ...................................................              320              323              937              799
   Marketing and advertising ...................................               70               99              219              272
   Communications ..............................................               39               71              156              199
   Printing and supplies .......................................               54               75              150              206
   Bank paid loan costs ........................................               80              108              224              362
   Director fees ...............................................               69               67              210              210
   Executive retirement benefit expense ........................               29               53              477              132
   Other operating expenses ....................................              480              574            1,436            1,671
                                                                       ----------       ----------       ----------       ----------
             Total noninterest expenses ........................            3,298            3,873           10,546           10,797
                                                                       ----------       ----------       ----------       ----------
   Income before income taxes ..................................            1,482            2,054            3,747            7,508

PROVISION FOR INCOME TAXES .....................................              460              749            1,187            2,735
                                                                       ----------       ----------       ----------       ----------

   Net income ..................................................       $    1,022       $    1,305       $    2,560       $    4,773
                                                                       ==========       ==========       ==========       ==========

INCOME PER COMMON SHARE *
   BASIC .......................................................       $     0.18       $     0.24       $     0.46       $     0.86
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................       $     0.18       $     0.23       $     0.45       $     0.83
                                                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES *
   BASIC .......................................................        5,533,887        5,524,960        5,527,383        5,524,960
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................        5,768,689        5,743,546        5,732,573        5,731,307
                                                                       ==========       ==========       ==========       ==========

CASH DIVIDENDS PAID PER COMMON SHARE ...........................       $     0.07       $     0.07       $     0.21       $     0.21
                                                                       ==========       ==========       ==========       ==========

* Share data has been restated to reflect the 3-for-2 stock split effected in October 2004 and the 5% common stock dividend issued in November 2003.

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the nine months ended September 30, 2004 and 2003

                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                                         Accumulated
                                                          Common stock          Additional                    other        Total
                                                         ------------           paid-in       Retained   comprehensive shareholders'
                                                     Shares        Amount       capital       earnings   Income (loss)    equity
                                                     ------        ------       -------       --------   -------------    ------
Balance, December 31, 2002 * ......................  5,261,866    $    5,841    $   25,775   $      446   $      685     $   32,747
Net Income ........................................                                               4,773                       4,773
Other comprehensive income, net of tax:
   Unrealized holding gains on
   securities available for sale ..................                                                             (661)          (661)
   Less reclassification
   adjustments for gains
   included in net income, net of
   Income taxes of $2 .............................                                                               (8)            (8)
                                                                                                                         ----------
Comprehensive income ..............................                                                                           4,104
Cash Dividends ....................................                                                (736)                       (736)

                                                     ---------    ----------    ----------   ----------   ----------     ----------
Balance, September 30, 2003 * .....................  5,261,866    $    5,841    $   25,775   $    4,483   $       16     $   36,115
                                                    ==========    ==========    ==========   ==========   ==========     ==========

Balance, December 31, 2003 * ......................  5,523,842    $    6,132    $   29,523   $      444   $       62     $   36,161
Net Income ........................................                                               2,560                       2,560
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale ..................                                                             (197)          (197)
   Less reclassification
   adjustments for gains
   included in net income, net of
   income taxes of $43 ............................                                                              (84)           (84)
                                                                                                                         ----------
Comprehensive income ..............................                                                                           2,279
Cash in lieu of fractional shares .................                                                  (7)                         (7)
  On 3-for-2 stock split
Cash dividends ....................................                                                (774)                       (774)
Proceeds from stock options exercised .............     10,045            11            54                                       65
                                                    ----------    ----------    ----------   ----------   ----------     ----------
Balance, September 30, 2004 * .....................  5,533,887    $    6,143    $   29,577   $    2,223   $     (219)    $   37,724
                                                    ==========    ==========    ==========   ==========   ==========     ==========


* Share data has been restated to reflect the 3-for-2 stock split effected in October 2004 and the 5% common stock dividend issued in November 2003.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                          (Dollars in thousands)

                                                                                                                (Unaudited)
                                                                                                              Nine months Ended
                                                                                                               September 30,
                                                                                                         2004                 2003
                                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ..............................................................................          $   2,560           $   4,773
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   Gain on sale of premises and equipment ..................................................                (14)                 (6)
   Gain on sale of securities available for sale ...........................................               (128)                (13)
   Gain on sale of mortgage loans held for sale ............................................             (1,463)             (7,350)
   Provision for loan losses ...............................................................                436               1,007
   Depreciation and amortization ...........................................................                776                 641
   Amortization and accretion (net of premiums and
     discounts on securities) ..............................................................                199                 298
   Origination of mortgage loans held for sale .............................................           (138,537)           (421,939)
   Sale of mortgage loans held for sale ....................................................            135,459             470,898
   Decrease in accrued interest receivable .................................................                119                 192
   Increase in other assets ................................................................               (352)               (753)
   Decrease in accrued interest payable ....................................................               (390)                (23)
   Increase in other liabilities ...........................................................                476                 733
                                                                                                      ---------           ---------
     Net cash provided (used in) by operating activities ...................................               (859)             48,458
                                                                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .............................................             (2,139)               (635)
   Purchases of securities available for sale ..............................................            (23,486)            (73,629)
   Purchase of other investments ...........................................................               (139)               (195)
   Proceeds from the principal pay downs on securities available for sale ..................              4,143              13,241
   Proceeds from the maturity of securities held to maturity ...............................                320                 275
   Proceeds from the maturity of securities available for sale .............................                472               3,700
   Proceeds from the sale of securities available for sale .................................              9,834               6,999
   Proceeds from the call of securities available for sale .................................             25,445              48,515
   Purchase of cash surrender value life insurance .........................................             (6,669)                  -
   Net increase in loans ...................................................................            (25,159)            (33,214)
   Proceeds from the sale of premises and equipment ........................................                 33                  44
   Purchase of premises and equipment ......................................................             (1,786)             (1,257)
                                                                                                      ---------           ---------
     Net cash used in investing activities .................................................            (19,131)            (36,156)
                                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits .....................................................             (3,546)             28,191
   Net increase (decrease) in securities sold under repurchase
     agreements ............................................................................              7,518             (10,428)
   Net increase in federal funds purchased .................................................                378                   -
   Net increase (decrease) in notes payable to Federal Home Loan Bank ......................              6,500             (12,000)
   Proceeds from the sale of stock and exercise of stock options ...........................                 65                   -
   Cash dividend ...........................................................................               (781)               (736)
                                                                                                      ---------           ---------
     Net cash provided by financing activities .............................................             10,134               5,027
                                                                                                      ---------           ---------
     Net increase (decrease) in cash and cash equivalents ..................................             (9,856)             17,329
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................................             21,243              12,142
                                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................          $  11,387           $  29,471
                                                                                                      =========           =========

CASH PAID FOR
     Interest ..............................................................................          $   5,207           $   5,745
                                                                                                      =========           =========
     Income Taxes ..........................................................................          $   1,051           $   2,617
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.07 per common share to shareholders of record March 19, 2004, June 18, 2004, and September 20, 2004 payable April 2, 2004, July 9, 2004 and October 1, 2004.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2004 and 2003 was 5,527,383 and 5,524,960 respectively. The weighted average number of common shares outstanding for diluted net income per common share was 5,732,573 and 5,731,307 for the nine months ended September 30, 2004 and 2003.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                       Three Months Ended                     Nine Months Ended
                                                                         September 30,                         September 30,
                                                                     2004              2003             2004                  2003
                                                                     ----              ----             ----                  ----

Net income, as reported ...................................       $     1,022       $      1,305       $      2,560      $    4,773
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects ..............               (27)               (17)               (82)            (39)
                                                                  -----------       ------------       ------------       ---------
Pro forma net income ......................................       $       995       $      1,228       $      2,478      $    4,734
                                                                  ===========       ============       ============       =========

Net income per common share
  Basic - as reported .....................................       $      0.18       $       0.24       $       0.46       $    0.86
                                                                  ===========       ============       ============       =========
  Basic - pro forma .......................................       $      0.18       $       0.23       $       0.45       $    0.86
                                                                  ===========       ============       ============       =========
  Diluted - as reported ...................................       $      0.18       $       0.23       $       0.45       $    0.86
                                                                  ===========       ============       ============       =========
  Diluted - pro forma .....................................       $      0.17       $       0.22       $       0.43       $    0.83
                                                                  ===========       ============       ============       =========

      The Company issued a five-percent common stock dividend in November 2003 and effected a 3-for-2 stock split in October 2004. Share data has been restated to reflect these transactions. Upon issuance of the 3-for-2 stock split, the Company filed articles of amendment to its Articles of Incorporation increasing its authorized shares from 10,000,000 to 15,000,000 and decreasing its par value from $1.67 per share to $1.11 per share.

MANAGEMENT'S OPINION

     The accompanying unaudited consolidated financial statements of Peoples Bancorporation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q according to guidelines set forth by the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2003
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and nine-month periods ending September 30, 2004 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the third quarter of 2004 was $1,022,000 or $0.18 per diluted share compared to $1,305,000 or $0.23 per diluted share for the third quarter of 2003, a decrease of $283,000 or 21.7%. Net income for the nine months ended September 30, 2004 was $2,560,000 or $0.45 per diluted share compared to $4,773,000 or $0.83 per diluted share for the nine months ended September 30, 2003, a decrease of $2,213,000 or 46.4%. Return on average equity for the nine months and three months ended September 30, 2004 was 9.22% and 10.86% respectively, compared to 20.38% and 14.59% respectively for the nine months and three months ended September 30, 2003. Return on average assets for the nine months and three months ended September 30, 2004 was 0.79% and 0.95% respectively, compared to 1.64% and 1.20% respectively for the nine months and three months ended September 30, 2003. The decreases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in 2004 are largely attributable to a substantial reduction in non-interest income as a consequence of reduced mortgage originations as refinancing activity declined at the Company's bank subsidiaries. The Peoples National Bank recorded net earnings of $1,511,000 for the nine months ended September 30, 2004 compared to net earnings of $3,640,000 for the nine months ended September 30, 2003, a decrease of 58.5%. Bank of Anderson, N. A. recorded net earnings of $803,000 for the nine months ended September 30, 2004 compared to net earnings of $838,000 for the nine months ended September 30, 2003, a decrease of 4.2%. Seneca National Bank recorded net earnings of $248,000 for the nine months ended September 30, 2004 compared to net earnings of $326,000 for the nine months ended September 30, 2003, a decrease of 23.9%.

     Throughout the first nine months of 2004 The Company made significant changes to the wholesale mortgage division of The Peoples National Bank, including a steady and gradual reduction in the number of employees working in this department. During the third quarter of 2004, management made the decision to completely exit the wholesale mortgage business by the end of the year. On October 15, 2004 nine of the remaining wholesale mortgage loan employees formally ended their employment with The Peoples National Bank and were employed by an unaffiliated company performing similar services relating to wholesale mortgage lending. The Company intends to retain its retail mortgage lending operations and will continue to originate mortgage loans for sale to third parties. The Company will utilize the services of the unaffiliated company to perform some of the services previously performed internally by its wholesale mortgage lending division.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $376,000 or 11.2% to $3,740,000 in the quarter ended September 30, 2004 compared to $3,364,000 in the quarter ended September 30, 2003. For the nine months ended September 30, 2004 net interest income before provision for loan losses increased $669,000 or 6.7% to $10,703,000 compared to $10,034,000 for the nine months ended September 30, 2003. The Company's net interest margin for the three months and nine months ending September 30, 2004 was 3.71% and 3.57% respectively, compared to 3.26% and 3.33% respectively for the three months and nine months ended September 30, 2003.

     The Company's total interest income for the third quarter of 2004 was $5,324,000 compared to $5,236,000 for the third quarter of 2003, an increase of $88,000 or 1.7%. Total interest income for the nine months ended September 30, 2004 was $15,520,000 compared to $15,757,000 for the nine months ended September 30, 2003, a decrease of $237,000 or 1.5%. Interest and fees on loans, the largest component of total interest income, increased $171,000 in the third quarter of 2004 to $4,791,000 compared to $4,620,000 for the third quarter of 2003, an increase of 3.7%. Interest and fees on loans increased $156,000 for the nine months ended September 30, 2004 to $13,844,000 compared to $13,688,000 for the nine months ended September 30, 2003, an increase of 1.1%. Interest on taxable securities, the second largest component of total interest income decreased $50,000 in the third quarter of 2004 to $456,000 compared to $506,000 for the third quarter of 2003, a decrease of 9.9%. Interest on taxable securities decreased $373,000 for the nine months ended September 30, 2004 to $1,434,000 compared to $1,807,000 for the nine months ended September 30, 2003, a decrease of 20.6%. The decreases in interest on taxable securities for the three- and nine-month periods are primarily due to lower average balances in these types of earning assets, and also due to lower yields on these securities.

     The Company's total interest expense for the third quarter of 2004 was $1,584,000 compared to $1,872,000 for the third quarter of 2003, a decrease of $288,000 or 15.4%. Total interest expense for the nine months ended September 30, 2004 was $4,817,000 compared to $5,723,000 for the nine months ended September 30, 2003, a decrease of $906,000 or 15.8%. Interest expense on deposits, the largest component of total interest expense, decreased $304,000 in the third quarter of 2004 to $1,423,000 compared to $1,727,000 for the third quarter of 2003, a decrease of 17.6%. Interest expense on deposits decreased $784,000 for the nine months ended September 30, 2004 to $4,400,000 compared to $5,184,000 for the nine months ended September 30, 2003, a decrease of 15.1%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $6,000 or 7.2% to $89,000 in the third quarter of 2004 compared to $83,000 for the third quarter of 2003. Interest on federal funds purchased and securities sold under repurchase agreements decreased $104,000 or 32.2% to $219,000 in the first nine months of 2004 compared to $323,000 for the first nine months of 2003. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, increased $10,000 or 16.1% to $72,000 in the third quarter of 2004 compared to $62,000 for the third quarter of 2003. Interest on notes payable to the Federal Home Loan Bank decreased $18,000 or 8.3% to $198,000 in the first nine months of 2004 compared to $216,000 for the first nine months of 2003. The overall decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to generally lower market interest rates experienced at the Company's bank subsidiaries during the first nine months of 2004 when compared to the same period of 2003, as well as lower average balances in some of these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months and nine months ended September 30, 2004 was $153,000 and $436,000 respectively, compared to $549,000 and $1,007,000 respectively for the three months and nine months ended September 30, 2003. The changes in the Company's provision for loan losses for the third quarter and first nine months of 2004 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. During the first nine months of 2004, The Peoples National Bank made a provision of $200,000 compared to $775,000 for the first nine months of 2003. Bank of Anderson, N.A. made provision of $180,000 for the first nine months of 2004, compared to $140,000 for the same period of 2003. Seneca National Bank made provision of $56,000 during the first nine months of 2004 compared to $92,000 for the first nine months of 2003.

Non-interest Income

     Non-interest income decreased $1,919,000 or 61.7% to $1,193,000 for the third quarter of 2004 compared to $3,112,000 for the third quarter of 2003. Non-interest income decreased $5,252,000 or 56.6% to $4,026,000 for the first nine months of 2004 compared to $9,278,000 for the first nine months of 2003. Service fees and other income, the largest component of non-interest income in 2004, increased $188,000 or 29.9% to $816,000 for the third quarter of 2004 compared to $628,000 for the third quarter of 2003. Service fees and other income increased $520,000 or 27.2% to $2,435,000 for the first nine months of 2004 compared to $1,915,000 for the first nine months of 2003. The increases in service fees and other income are largely attributable to non-recurring income from life insurance death benefits resulting from the death of the Company's former Chairman, President and CEO, increased earnings on bank-owned life insurance policies at each of the subsidiary banks from additional policies purchased in the first quarter of 2004, and increased income from customers' deposit accounts.

Gains on mortgage loans held for sale, the second largest component of non-interest income in 2004, decreased $2,102,000 or 84.8% to $376,000 for the third quarter of 2004 compared to $2,478,000 for the third quarter of 2003. Gain on mortgage loans held for sale decreased $5,887,000 or 80.1% to $1,463,000 for the first nine months of 2004 compared to $7,350,000 for the same period of 2003. The decrease resulted as a consequence of reduced mortgage loan originations as refinancing activity declined. Gains on available-for-sale securities were $1,000 for the third quarter of 2004 compared to $6,000 for the third quarter of 2003, a decrease of $5,000. Gains on available-for-sale securities were $128,000 for the first nine months of 2004 compared to $13,000 for the first nine months of 2003, an increase of $115,000.

Non-interest Expense

     Total non-interest expense decreased $575,000 or 14.9% to $3,298,000 for the third quarter of 2004 from $3,873,000 for the third quarter of 2003. Total non-interest expense decreased $251,000 or 2.3% to $10,546,000 for the first nine months of 2004 from $10,797,000 for the first nine months of 2003. Salaries and benefits, the largest component of non-interest expense, decreased $362,000 or 15.4%, to $1,985,000 for the third quarter of 2004 from $2,347,000 for the third quarter of 2003. Salaries and benefits decreased $253,000 or 3.9% to $6,239,000 for the first nine months of 2004 from $6,492,000 for the first nine months of 2003. The decreases in salaries and benefits are primarily due to a reduction in commissions paid and changes in personnel due to decreased volume of mortgage loans originated, and partially offset by normal salary increases and other changes in personnel throughout the company.

     Occupancy and furniture and equipment expenses increased $13,000 or 2.7% to $492,000 in the third quarter of 2004 compared to $479,000 in the third quarter of 2003. Occupancy and furniture and equipment expenses increased $182,000 or 14.5%, to $1,435,000 for the first nine months of 2004 from $1,253,000 for the first nine months of 2003. The increase is primarily attributable to the opening of a new branch office of Bank of Anderson, N.A. in August 2003, the purchase of additional office space by The Peoples National Bank in Easley, South Carolina in January 2004, and the completion of an expansion and renovation to the main office of Bank of Anderson, N.A. in the third quarter of 2004.

     Executive retirement benefit expense decreased $24,000 or 45.3% to $29,000 in the third quarter of 2004 compared to $53,000 in the third quarter of 2003. This decrease is attributable to a reduction of the number of executives covered from two to one, due to the death of the Company's former Chairman, President and CEO. Executive retirement benefit expense increased $345,000 to $477,000 for the first nine months of 2004 from $132,000 for the first nine months of 2003. This increase is attributable to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died shortly after the end of the period. This charge is required by SFAS No. 112 in accordance with generally accepted accounting principles.

     Other non-interest expenses decreased $202,000 or 20.3% to $792,000 for the third quarter of 2004 from $994,000 for the third quarter of 2003. Other non-interest expenses decreased $525,000 or 18.0% to $2,395,000 for the first nine months of 2004 from $2,920,000 for the first nine months of 2003. The decrease in other non-interest expenses was principally attributable to decreases in expenses associated with the significant decrease in the volume of mortgage loans originated in the first nine months of 2004 when compared to the first nine months of 2003.


BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 79.5% of total earning assets. As of September 30, 2004, the Company held total gross loans outstanding of
$321,164,000.  Gross loans  increased  $24,912,000 or 8.4% from  $296,252,000 in total gross outstanding loans at December 31, 2003 and increased $37,575,000 or 13.3% from $283,589,000 in total gross loans outstanding at September 30, 2003. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by purpose and collateral type:


Loan Portfolio Composition                                                               September 30,               December 31,
                                                                                         -------------               ------------
(Dollars in Thousands)                                                              2004               2003                2003
                                                                                    ----               ----                ----

Commercial and Industrial - not secured by real estate ....................      $ 37,237           $ 38,886           $ 44,306
Commercial and Industrial - secured by real estate ........................        92,670             84,232             84,805
Residential real estate - mortgage ........................................       102,594             84,518             90,299
Residential real estate - construction ....................................        67,139             52,833             55,139
Consumer loans ............................................................        21,524             23,120             21,703
                                                                                 --------           --------           --------
     Gross Loans ..........................................................      $321,164           $283,589           $296,252
                                                                                 ========           ========           ========

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2004 was 5.75% and 5.81% respectively, compared to 5.81% and 5.80% respectively for the nine months and three months ended September 30, 2003. A large portion of the Company's adjustable rate loans, which constitutes 51.2% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks employ mortgage loan originators who originate loans that are pre-sold at origination to third parties. The Company formerly also purchased mortgage loans through a wholesale mortgage loan division of The Peoples National Bank, which loans were pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In the first nine months of 2004, the Company originated $138,537,000 and sold $135,459,000 in mortgage loans held for sale. As of September 30, 2004 the Company had mortgage loans held for sale of $9,642,000, an increase of $4,541,000 or 89.0% from the $5,101,000 in mortgage loans held for sale at December 31, 2003, and a decrease of $3,775,000 or 28.1% from the $13,417,000 in mortgage loans held for sale at September 30, 2003. The changes in the levels of mortgage loans held for sale resulted from fluctuations in the volume of mortgage loan originations. Due to the fact that management has made the decision to completely exit the wholesale mortgage business by the end of the year, it is expected that mortgage loans held for sale will decline further and eventually be eliminated.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Banks' legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2004 approximately $8,312,000 or 22.3% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2004 was $3,627,000 or 1.13% of loans outstanding (which excludes mortgage loans held for sale) compared to $3,438,000 or 1.16% of loans outstanding at December 31, 2003 and compared to $3,745,000 or 1.32% of loans outstanding at September 30, 2003. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2004 the Company had $560,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $768,000 in other real estate owned. This compares to $829,000 in non-accruing loans, no restructured loans, $122,000 in loans more than ninety days past due on which interest was still being accrued, and $517,000 in other real estate owned at December 31, 2003. At September 30, 2003, the Company had $1,008,000 in non-accruing loans, no restructured loans, and $318,000 in loans more than ninety days past due and still accruing interest, and $193,000 in other real estate owned. Non-performing loans at September 30, 2004 consisted of $23,000 in commercial loans, $461,000 in mortgage loans, and $76,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.39%, 0.49%, and 0.51% at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

     Net charge-offs during the first nine months of 2004 were $247,000 compared to net charge-offs of $112,000 for the first nine months of 2003 and net charge-offs of $518,000 for the year ended December 31, 2003. The allowance for loan losses as a percentage of non-performing loans was 648%, 362%, and 282% as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

         The Company accounts for impaired loans in accordance with the provisions of SFAS No.114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had $340,000 in impaired loans at September 30, 2004, no impaired loans at December 31, 2003, and $362,000 in impaired loans at September 30, 2003.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2004 securities totaled $71,540,000, which represents 17.7% of total earning assets. Securities held at September 30, 2004 decreased $14,953,000 or 17.3% from $86,493,000 invested as of December 31, 2003 and decreased $15,137,000 or 17.5% from $86,677,000 invested as of September 30, 2003. The majority of the decrease since December 31, 2003 was attributable to the increased calls of U.S. agency securities in the amount of $25,325,000 and the sale of available-for-sale, mortgage-backed securities in the amount of $9,834,000 at the Company's bank subsidiaries.

         At September 30, 2004 the Company's total investments classified as available for sale had an amortized cost of $62,634,000 and a market value of

$62,302,000 for an unrealized loss of $332,000. This compares to an amortized cost of $79,437,000 and a market value of $79,462,000 for an unrealized gain of $25,000 on the Company's investments classified as available for sale at September 30, 2003. At December 31, 2003 the Company's total investments classified as available for sale had an amortized cost of $78,620,000 and a market value of $78,714,000 for an unrealized gain of $94,000.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $8,963,000 at September 30, 2004, an increase of $6,669,000 or 290.7% from the $2,294,000 held at December 31, 2003 and an increase of $6,684,000 or 293.3% from the $2,279,000 held at September 30, 2003. The increase is due to the purchase of single-premium life insurance policies during the first quarter of 2004 on certain officers of the Company and its bank subsidiaries. Earnings from the ownership of these policies are used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents decreased $9,856,000 or 46.4% to $11,387,000 at September 30, 2004 from $21,243,000 at December 31, 2003 and decreased  $18,084,000  or 61.4% from  $29,471,000  at September  30, 2003.  The swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

         The Banks' primary source of funds for loans and investments are their deposits. Total deposits decreased $3,546,000 or 1.0% to $349,783,000 at September 30, 2004 from $353,329,000 at December 31, 2003 and decreased $6,581,000 or 1.9% from $356,364,000 at September 30, 2003. Competition for deposit accounts is primarily based on the interest rates paid, location convenience, and services offered.

         During the first nine months of 2004, interest-bearing deposits averaged $306,652,000 compared to $299,907,000 for the first nine months of 2003. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits have primarily been used to fund Peoples National Bank's short-term mortgage lending activities. On September 30, 2004 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $6,558,000. At December 31, 2003 there were no outstanding certificates garnered through the Internet, and no brokered deposits. On September 30, 2003 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $688,000. These deposits are an attractive alternative funding source available to use while continuing efforts to maintain and grow the banks' local deposit base.

         The average interest rate paid on interest-bearing deposits was 1.92% for the first nine months of 2004 compared to 2.31% for the first nine months of 2003. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2004 interest-bearing deposits comprised 85.7% of total deposits compared to 86.5% at September 30, 2003.

         The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.2% and 76.9% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2004 short-term borrowings totaled $38,786,000 and were comprised of $31,908,000 in securities sold under repurchase agreements, $378,000 in federal funds purchased and $6,500,000 in short-term advances from the Federal Home Loan bank of Atlanta. At December 31, 2003 and September 30, 2003 short-term borrowings totaled $24,390,000 and $24,903,000 respectively and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of September 30, 2004, December 31, 2003, and September 30, 2003.


LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2004 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $37,741,000, and the unused portion of this line of credit was $29,241,000. The Bank of Anderson had total borrowing capacity from the Federal

Home Loan Bank of Atlanta equal to $20,634,000, and the unused portion of this line of credit was $17,634,000 at September 30, 2004. Seneca National Bank had secured lines of credit with the Federal Home Loan Bank of Atlanta at September 30, 2004 of $2,913,000, all of which was unused. At September 30, 2004 the Banks had unused federal funds lines of credit totaling $30,372,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

         During the first nine months of 2004, the Company had capital expenditures of approximately $630,000 associated with the purchase of additional office space for the mortgage department of The Peoples National Bank and approximately $793,000 associated with the expansion of the main office of Bank of Anderson. The Company may additionally make other lesser capital expenditures through the normal course of business during the remainder of 2004.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.


OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for specified periods of time. At September 30, 2004, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $94,969,000 through various types of arrangements. These commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks may also issue standby letters of credit. A standby letter of credit is an assurance to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,674,000 at September 30, 2004. Past experience indicates that many of these standby letters of credit will expire unused. Through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company engages in the origination and sale of residential mortgage loans and enters into commitments, on an individual loan basis, to both originate and sell residential mortgage loans, whereby the interest rate on the loan to the borrower and to the end-purchaser of the loan is determined prior to funding (rate lock commitments). At September 30, 2004 the Company had commitments outstanding to originate residential mortgage loans under rate lock commitments from borrowers totaling $27,424,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company does not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower, and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of September 30, 2004 for the Company was $131,000.

     Neither the Company nor the subsidiaries are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at September 30, 2004.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2004:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                               Well                 Adequately
                                                                                           Capitalized             Capitalized
                                                                       Actual              Requirement             Requirement
                                                                       ------              -----------             -----------
                                                                Amount       Ratio      Amount        Ratio     Amount         Ratio
                                                                ------       -----      ------        -----     ------         -----
Company:
Total Risk-based Capital ...................................   $41,542        12.34%    $33,665       10.00%    $26,932        8.00%
Tier 1 Risk-based Capital ..................................    37,943        11.27      20,200        6.00      13,467        4.00
Leverage Ratio .............................................    37,943         8.77      21,632        5.00      17,306        4.00

Peoples National Bank:
Total Risk-based Capital ...................................   $24,265        12.20%    $19,889       10.00%    $15,911        8.00%
Tier 1 Risk-based Capital ..................................    22,220        11.17      11,936        6.00       7,957        4.00
Leverage Ratio .............................................    22,220         8.93      12,441        5.00       9,953        4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...................................   $10,962        10.67%    $10,274       10.00%    $ 8,219        8.00%
Tier 1 Risk-based Capital ..................................     9,848         9.58       6,168        6.00       4,112        4.00
Leverage Ratio .............................................     9,848         7.19       6,848        5.00       5,479        4.00

Seneca National Bank:
Total Risk-based Capital ...................................   $ 4,668        13.30%    $ 3,510       10.00%    $ 2,808        8.00%
Tier 1 Risk-based Capital ..................................     4,229        12.05       2,106        6.00       1,404        4.00
Leverage Ratio .............................................     4,229         8.78       2,408        5.00       1,927        4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

         No  recent   authoritative   pronouncements   that  affect  accounting,
reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

         In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

         In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities, although they may affect a few of the Company's customers.

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2004, rate-sensitive liabilities exceeded rate-sensitive assets by $38,197,000 through 12 months on a cumulative basis. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $116,210,000, $51,795,000 and $42,546,000, respectively, at September 30, 2004. Companies in a liability-sensitive position would expect rising interest rates to have a negative impact on net interest income and falling interest rates to have a positive impact.

Item 4.   CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          During the period ended September 30, 2004 the Company issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Company's 1993 Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                     Aggregate
                              Class of             # of Shares       Exercise
          Date Issued        Purchasers              Issued            Price
          -----------        ----------              ------            -----
          9/23/2004           Employees                6,697          $65,000


Item 6.   Exhibits

            Exhibits.

             3      Articles of Incorporation as amended

             10 Non-competition, Severance and Employment Agreement entered into between Registrant and C. Kyle Thomas (incorporated by reference to exhibits to Form 8-K filed September 20, 2004).

             31.1   Rule 13a-14(a) / 15d-14(a) Certifications

             31.2   Rule 13a-14(a) / 15d-14(a) Certifications

             32     Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PEOPLES BANCORPORATION, INC.


Dated:  November 10, 2004                   By:    /s/ R. Riggie Ridgeway
                                                 ------------------------
                                                   R. Riggie Ridgeway
                                                   President and CEO


Dated:  November 10, 2004                   By:   /s/ Robert E. Dye, Jr.
                                                ------------------------
                                                   Robert E. Dye, Jr.
                                                   Sr. Vice President & CFO
                                                   (principal financial officer)

                                  Exhibit Index

Exhibit No.                Description of Exhibit

3                 Articles of Incorporation as amended
10                Non-competition, Severance and Employment Agreement entered into between Registrant and C. Kyle Thomas (incorporated by reference to exhibits to Form 8-K filed September 20, 2004).
31.1              Rule 13a-14(a) / 15d-14(a) Certifications
31.2              Rule 13a-14(a) / 15d-14(a) Certifications
32                Section 1350 Certifications