Form 10-K
period 2004-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2005-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                          Common Stock, $1.11 Par Value
                                (Title of Class)

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

Yes [ ]      No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (24,050,481 shares) on June 30, 2004 was approximately $61,081,250. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,224,891 shares) on March 15, 2005 was approximately $86,610,265. As of such dates, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2005: 5,910,069 shares of $1.11 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

                           FORWARD LOOKING STATEMENTS

         This Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate,"
"project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.

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

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts; NOW accounts; savings and other time deposits of various types; daily repurchase agreements; alternative investment products such as annuities, mutual funds, stocks and bonds; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; residential mortgage loan origination; credit cards; letters of credit; home equity lines of credit; an accounts receivable financing program; safe deposit boxes; bank money orders; wire transfer services; Internet banking and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. There are no material seasonal factors that would have an adverse effect on the Company.

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

         Each subsidiary of the Company is a separately chartered bank, and therefore each bank is responsible for developing and maintaining its own customers and accounts. Located in Easley, South Carolina, The Peoples National Bank's customer base has been primarily derived from Pickens County, South Carolina and the northeast section of Anderson County, South Carolina. Bank of Anderson's primary service area is Anderson County, South Carolina, more particularly, the City of Anderson. Seneca National Bank derives most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina.

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty (30) competitor bank branches, one (1) savings institution branch, and two (2) credit union branches. In Anderson County there are fifty-seven (57) competitor bank branches and five (5) credit union branches. In Oconee County, there are fifteen
(15) competitor bank branches,  four (4) savings institution  branches,  and one
(1) credit union branch. The Peoples National Bank has approximately 13.84% of the deposits of FDIC insured institutions in Pickens County. The Peoples National Bank and Bank of Anderson, combined, have approximately 8.23% of the deposits of FDIC insured institutions in Anderson County. Seneca National Bank has approximately 4.85% of the deposits of FDIC insured institutions in Oconee County.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2004, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:


                       AVERAGE CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                2004                   2003                    2002
                                                                                ----                   ----                    ----
Assets
Cash and Due from Banks .......................................               $ 12,159               $ 11,539                $11,721

Taxable Securities ............................................                 68,952                 75,300                 57,915
Tax-Exempt Securities .........................................                  6,953                  4,837                  3,419
Federal Funds Sold ............................................                  6,443                 15,784                 20,454
Mortgage Loans Held for Sale ..................................                  6,377                 32,511                 28,572

Gross Loans ...................................................                311,524                275,424                229,523
Less:  Loan Loss Reserve ......................................                  3,558                  3,299                  2,649
                                                                              --------               --------               --------
Net Loans .....................................................                307,966                272,125                226,874
                                                                              --------               --------               --------

Other Assets ..................................................                 22,332                 15,447                 13,807
                                                                              --------               --------               --------
Total Assets ..................................................               $431,182               $427,543               $362,762
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 47,795               $ 50,352                $40,778
Interest-bearing Deposits:
    Interest Checking .........................................                 42,917                 37,650                 32,657
    Savings Deposits ..........................................                 10,945                  9,513                  7,487
    Money Market ..............................................                 53,735                 61,048                 57,897
    Certificates of Deposit ...................................                172,283                171,155                140,730
    Individual Retirement Accounts ............................                 25,079                 23,500                 17,732
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                304,959                302,866                256,503
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 33,393                 31,747                 27,150
Long-term Borrowings ..........................................                  5,000                  5,000                  5,000
Other Liabilities .............................................                  2,704                  2,830                  3,079
                                                                              --------               --------               --------
    Total Liabilities .........................................                393,851                392,795                332,510
                                                                              --------               --------               --------

Common Stock ..................................................                  6,174                  5,903                  5,615
Additional Paid-in Capital ....................................                 29,738                 26,334                 23,275
Retained Earnings .............................................                  1,419                  2,511                  1,362
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 37,331                 34,748                 30,252
                                                                              --------               --------               --------

Total Liabilities and Shareholders'
Equity ........................................................               $431,182               $427,543               $362,762
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2004, 2003 and 2002 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:


                                                                                             Year Ended December 31, 2004
                                                                                             ----------------------------
                                                                                                (dollars in thousands)
                                                                                  Average              Interest             Average
                                                                                  Amount              Earned/Paid         Yield/Rate
                                                                                  ------              -----------         ----------
Assets
Securities - Taxable ...............................................            $ 68,952                $1,866                2.71%
             Tax-Exempt ............................................               6,953                   233                5.08%*

Interest-bearing deposits at other banks ...........................                 729                     9                1.23%

Federal Funds Sold .................................................               6,443                    88                1.37%

Mortgage loans held for sale .......................................               6,377                   318                4.99%

Gross Loans ........................................................             311,524                18,549                5.95%
                                                                                --------               -------

    Total Earning Assets ...........................................            $400,978               $21,063                5.28%*
                                                                                ========               =======

Liabilities
Interest Checking ..................................................            $ 42,917               $    88                0.21%
Savings Deposits ...................................................              10,945                    18                0.16%
Money Market .......................................................              53,735                   401                0.75%
Certificates of Deposit ............................................             172,283                 4,506                2.62%
Individual Retirement Accounts .....................................              25,079                   815                3.25%
                                                                                --------               -------
                                                                                 304,959                5,828

Short-term Borrowings ..............................................              33,393                   368                1.10%
Long-term Borrowings ...............................................               5,000                   245                4.90%
                                                                                --------               -------

    Total Interest-bearing Liabilities .............................            $343,352               $ 6,441                1.88%
                                                                                ========               =======

Excess of interest-earning assets
  over interest-bearing liabilities ................................            $ 57,626
                                                                                ========
Net interest income ................................................                                   $14,622
                                                                                                       =======
Interest rate spread ...............................................                                                          3.40%*
Net yield on earning assets ........................................                                                          3.67%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                                                          Year Ended December 31, 2003
                                                                                          ----------------------------
                                                                                             (dollars in thousands)
                                                                                  Average            Interest              Average
                                                                                  Amount            Earned/Paid           Yield/Rate
                                                                                  ------            -----------           ----------
Assets

Securities - Taxable ...............................................            $ 75,300             $   2,392                3.18%
             Tax-Exempt ............................................               4,837                   180                5.64%*

Interest-bearing deposits at other banks ...........................                 379                     4                1.06%

Federal Funds Sold .................................................              15,784                   176                1.12%

Mortgage loans held for sale .......................................              32,511                 1,002                3.08%

Gross Loans ........................................................             275,424                17,153                6.23%
                                                                                --------             ---------

    Total Earning Assets ...........................................            $404,235             $  20,907                5.19%*
                                                                                ========             =========

Liabilities
Interest Checking ..................................................            $ 37,650             $     150                0.40%
Savings Deposits ...................................................               9,513                    43                0.45%
Money Market .......................................................              61,048                   752                1.23%
Certificates of Deposit ............................................             171,155                 5,069                2.96%
Individual Retirement Accounts .....................................              23,500                   844                3.59%
                                                                                --------              --------
                                                                                 302,866                 6,858

Short-term Borrowings ..............................................              31,747                   427                1.35%
Long-term Borrowings ...............................................               5,000                   241                4.82%
                                                                                --------              --------

    Total Interest-bearing Liabilities .............................            $339,613              $  7,526                2.22%
                                                                                ========              ========

Excess of interest-earning assets
  over interest-bearing liabilities ................................             $64,622
                                                                                ========
Net interest income ................................................                                 $ $13,381
                                                                                                      ========
Interest rate spread ...............................................                                                          2.97%*
Net yield on earning assets ........................................                                                          3.33%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                                                           Year Ended December 31, 2002
                                                                                           ----------------------------
                                                                                              (dollars in thousands)
                                                                                 Average             Interest               Average
                                                                                  Amount           Earned/Paid            Yield/Rate
                                                                                  ------           -----------            ----------
Assets

Securities - Taxable ...............................................            $ 57,915              $  2,646                4.57%
             Tax-Exempt ............................................               3,419                   151                6.69%*

Interest-bearing deposits at other banks ...........................                  16                     1                6.25%

Federal Funds Sold .................................................              20,454                   375                1.83%

Mortgage loans held for sale .......................................              28,572                 1,069                3.74%

Gross Loans ........................................................             229,523                16,364                7.13%
                                                                                --------              -------

    Total Earning Assets ...........................................            $339,899              $ 20,606                6.08%*
                                                                                ========              ========

Liabilities
Interest Checking ..................................................            $ 32,657              $    231                0.71%
Savings Deposits ...................................................               7,487                    43                0.57%
Money Market .......................................................              57,897                 1,422                2.46%
Certificates of Deposit ............................................             140,730                 4,777                3.39%
Individual Retirement Accounts .....................................              17,732                   751                4.24%
                                                                                --------              --------
                                                                                 256,503                 7,224

Short-term Borrowings ..............................................              27,150                   532                1.96%
Long-term Borrowings ...............................................               5,000                   241                4.82%
                                                                                 --------             --------

    Total Interest-bearing Liabilities .............................            $288,653              $  7,997                2.77%
                                                                                ========              ========

Excess of interest-earning assets
  over interest-bearing liabilities ................................             $51,246
                                                                                ========
Net interest income ................................................                                  $12,609
                                                                                                      =======
Interest rate spread ...............................................                                                          3.31%*
Net yield on earning assets ........................................                                                          3.73%*


* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

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


                                                                                              Year Ended December 31,
                                                                                               2004 compared to 2003
                                                                                               ---------------------
                                                                                               (dollars in thousands)

                                                                                Change in              Change in              Total
                                                                                 Volume                  Rate                 Change
                                                                                 ------                  ----                 ------
Interest earned on:
Securities
     Taxable ........................................................             $  (241)             $  (285)             $  (526)
     Tax-Exempt .....................................................                  72                  (19)                  53
Interest-bearing deposits at other banks ............................                   4                    1                    5
Federal Funds Sold ..................................................                (121)                  33                  (88)
Mortgage Loans Held for Sale ........................................              (1,087)                 403                 (684)
Gross Loans .........................................................               2,174                 (778)               1,396
                                                                                  -------              -------              -------

Total Interest Income ...............................................                 801                 (645)                 156
                                                                                  -------              -------              -------

Interest paid on:
     Interest Checking ..............................................                  19                  (81)                 (62)
     Savings Deposits ...............................................                   6                  (31)                 (25)
     Money Market ...................................................                (106)                (245)                (351)
     Certificates of Deposit ........................................                  33                 (596)                (563)
     Individual Retirement Accounts .................................                  54                  (83)                 (29)
                                                                                  -------              -------              -------
                                                                                        6               (1,036)              (1,030)
Short-term Borrowings ...............................................                  21                  (80)                 (59)
Long-term Borrowings ................................................                   -                    4                    4
                                                                                  -------              -------              -------

Total Interest Expense ..............................................                  27               (1,112)              (1,085)
                                                                                  -------              -------              -------

Change in Net Interest Income .......................................             $   774              $   467              $ 1,241
                                                                                  =======              =======              =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, most of the increase in net interest income of $1,241,000 during 2004 was due to the change in volume. Substantially all the $156,000 increase in interest income was related to the volume growth in the loan portfolios, and was lessened by the change in rates. In reviewing the Company's deposits, substantially all the $1,085,000 decrease in interest expense was due to the decreases in the rates paid on all deposit accounts, principally Money Market accounts and Certificates of Deposit.

                                                                                              Year Ended December 31,
                                                                                               2003 compared to 2002
                                                                                               ---------------------
                                                                                               (dollars in thousands)

                                                                                  Change in           Change in              Total
                                                                                   Volume               Rate                 Change
                                                                                   ------               ----                 ------

Interest earned on:
Securities
     Taxable ........................................................             $   674              $  (928)             $  (254)
     Tax-Exempt .....................................................                  55                  (26)                  29
Interest-bearing deposits at other banks ............................                   4                   (1)                   3
Federal Funds Sold ..................................................                (132)                 (67)                (199)
Mortgage Loans Held for Sale ........................................                 136                 (203)                 (67)
Gross Loans .........................................................               3,019               (2,230)                 789
                                                                                  -------              -------              -------

Total Interest Income ...............................................               3,756               (3,455)                 301
                                                                                  -------              -------              -------

Interest paid on:
     Interest Checking ..............................................                  31                 (112)                 (81)
     Savings Deposits ...............................................                  10                  (10)                   0
     Money Market ...................................................                  74                 (744)                (670)
     Certificates of Deposit ........................................                 950                 (658)                 292
     Individual Retirement Accounts .................................                 219                 (126)                  93
                                                                                  -------              -------              -------
                                                                                    1,284               (1,650)                (366)
Short-term Borrowings ...............................................                  80                 (185)                (105)
Long-term Borrowings ................................................                   -                    -                    -
                                                                                  -------              -------              -------

Total Interest Expense ..............................................               1,364               (1,835)                (471)
                                                                                  -------              -------              -------

Change in Net Interest Income .......................................             $ 2,392              $(1,620)             $   772
                                                                                  =======              =======              =======

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

         As reflected in the table above, the increase in 2003 net interest income of $773,000 was due to the increase in volume, and was partially offset by the change in rates. The $302,000 increase in interest income was related to the volume growth in the loan portfolios, again partially offset by the change in rates. In reviewing the Company's deposits, the $471,000 decrease in interest expense was due to the decreases in the rates paid on Money Market accounts and Certificates of Deposit, and partially offset by the increase in volume.


LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment, and real estate loans.

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2004, approximately $12,534,000, or 5.5%, of commercial loans were unsecured compared to approximately $14,878,000 or 7.1% at December 31, 2003.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks do employ mortgage loan originators who originate loans that are pre-sold at origination to third parties. The Company formerly also purchased mortgage loans through a wholesale mortgage loan division of The Peoples National Bank, which loans were pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In 2004, the Company originated $149,881,000 and sold $156,689,000 in mortgage loans held for sale. Due to the fact that management made the decision to completely exit the wholesale mortgage business by the end of the year, there were no mortgage loans held for sale at December 31, 2004, a decrease of 100.0% from the $5,101,000 in mortgage loans held for sale at December 31, 2003.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $264,925,000 or 81% of total loans at December 31, 2004, compared to $230,243,000 or 76% at year-end 2003. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2004, 2003, 2002, 2001 and 2000.


Loan Portfolio Composition
(dollars in thousands)                                                                      December 31,
                                                                                            ------------
                                                                   2004           2003           2002           2001           2000
                                                                   ----           ----           ----           ----           ----

Commercial  and  industrial  - not  secured by
   real estate .........................................        $ 39,723       $ 44,306       $ 35,548       $ 26,997       $ 24,084
Commercial  and  industrial  - secured by real
   estate ...............................................         95,965         84,805         72,600         53,445         45,668
Real Estate - mortgage ..................................        105,580         90,299         69,579         60,881         58,540
Real estate - construction ..............................         63,380         55,139         48,452         48,099         37,308
Consumer loans ..........................................         21,255         21,703         24,308         23,114         19,426
                                                                --------       --------       --------       --------       --------
Loans held for investment ...............................        325,903        296,252        250,487        212,536        185,026
Loans held for sale .....................................              0          5,101         55,026         40,925         16,992
 Less:  Allowance for loan losses .......................          3,691          3,438          2,850          2,288          2,023
                                                                --------       --------       --------       --------       --------
Net Loans ...............................................       $322,212       $297,915       $302,663       $251,173       $199,995
                                                                ========       ========       ========       ========       ========

                                                                                   Percentage of Loans Held for Investment
                                                                                   ---------------------------------------
                                                                           2004         2003         2002         2001         2000
                                                                           ----         ----         ----         ----         ----
Commercial and Industrial - not secured by real estate ............       12.18%       14.95%       14.19%       12.70%       13.02%
Commercial and industrial - secured by realestate .................       29.45%       28.63%       28.98%       25.15%       24.68%
Real Estate - mortgage ............................................       32.40%       30.48%       27.78%       28.64%       31.64%
Real estate - construction ........................................       19.45%       18.61%       19.34%       22.63%       20.16%
Consumer loans ....................................................        6.52%        7.33%        9.71%       10.88%       10.50%
                                                                         ------       ------       ------       ------       ------
     Total ........................................................      100.00%      100.00%      100.00%      100.00%      100.00%

         The following is a presentation of an analysis of maturities of loans as of December 31, 2004:

                                                                            Loan Maturity and Interest Sensitivity
                                                                                      (dollars in thousands)

                                                                                   Due After 1
                                                                 Due in 1          Year up to           Due after
Type of Loans                                                  Year or less          5 years             5 years             Total
                                                               ------------          -------             -------             -----
Commercial and Industrial ..........................             $ 7,457            $ 30,661            $  1,605            $ 39,723
Real Estate ........................................              78,344             111,929              74,652             264,925
Consumer Loans .....................................               5,590              13,134               2,531              21,255
                                                                 -------            --------            --------            --------
    Total ..........................................             $91,391            $155,724            $ 78,788            $325,903

All  loans  are  recorded   according  to  original  terms,  and  demand  loans,
overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2004, the amount of loans due after one year with predetermined interest rates totaled approximately $71,242,000 while the amount of loans due after one year with floating interest rates totaled approximately $163,270,000.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                       December 31,
                                                                                       ------------
                                                                                   (dollars in thousands)

Non-performing Assets                                      2004             2003             2002             2001             2000
                                                           ----             ----             ----             ----             ----

Non-performing loans:
  Non-accrual loans ...........................          $  670           $  829           $  926           $  993           $  993
  Past due 90 days or more ....................             838              122                5                -              108
  Other restructured loans ....................               -                -                -                8               67
                                                         ------           ------           ------           ------           ------
Total non-performing loans ....................           1,508              951              931            1,001            1,168
Real estate acquired in
  settlement of loans .........................             756              517              193              950              478
                                                         ------           ------           ------           ------           ------
Total non-performing assets ...................          $2,264           $1,468           $1,124           $1,951           $1,646
                                                         ======           ======           ======           ======           ======
Non-performing assets as a
  Percentage of loans and
  other real estate ...........................            0.69%            0.49%            0.37%            0.77%            0.82%
Allowance for loan losses as
  a percentage of non-
  performing loans ............................             245%             362%             306%             229%             173%

         In an effort to more accurately reflect the status of the Company's loan portfolio, accrual of interest is discontinued on a loan that displays certain problem indications which might jeopardize full and timely collection of principal and/or interest. The Company's Loan Policy drives the administration of problem loans. Loans are monitored through continuing review by credit managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, economic and business factors. Credit management activities, including specific reviews of new large credits, are reviewed by the Directors' Loan Committees of each banking subsidiary, which meet monthly.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $46,000 for the year ended December 31, 2004. The interest on those loans that was included in net income for 2004 amounts to $20,000.

         As of December 31, 2004, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No. 114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. There were no impaired loans at each of December 31, 2004 and December 31, 2003.

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

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes its credit administration department, as well as the services of an outside consultant from time to time, to perform quality reviews of its loan portfolio. The review considers the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of national banks, including the Company's Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios and the adequacy of the allowance for loan losses.

         Management does not segregate the allowance by loan category and the entire allowance is available to absorb losses from all loan categories.

         At December 31, 2004 the allowance for loan losses was $3,691,000, or 1.13% of gross outstanding loans (excluding mortgage loans held for sale), compared to $3,438,000, or 1.16% of gross outstanding loans (excluding mortgage loans held for sale), at December 31, 2003. During 2004, the Company experienced net charge-offs of $336,000, or 0.11% of average loans, compared to net charge-offs of $518,000, or 0.19% of average loans during 2003. Consumer loan net charge-offs were $61,000 in 2004 compared to net charge-offs of $110,000 in 2003. Commercial loan net charge-offs were $166,000 in 2004 compared to net charge-offs of $229,000 in 2003. Mortgage loan net charge-offs were $109,000 in 2004 compared to net charge-offs of $179,000 in 2003.

         The Company made provisions for loan losses of $589,000 in fiscal 2004 compared to $1,106,000 for fiscal 2003.

         Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management intends to adjust the methodology for determining the allowance for loan losses and will increase the provision and allowance for loan losses. This would likely decrease net income.

         The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

Analysis of the Allowance for Loan Losses
(dollars in thousands)                                                                      Year Ended December 31,
                                                                                            -----------------------
                                                                            2004         2003         2002         2001         2000
                                                                            ----         ----         ----         ----         ----
Balance at beginning of year  .....................................       $3,438       $2,850       $2,288       $2,023       $1,581
Charge-offs:
Commercial and industrial - not secured by real estate ............          212           28          277          406          104
Commercial and industrial - secured by real estate ................            0           33            0           53            0
Real estate - mortgage ............................................          169          358           47           67           17
Real estate - construction ........................................            0            0            0            0            0
Consumer loans ....................................................           67          146           86          129          127
                                                                          ------       ------       ------       ------       ------
                                                                             448          565          410          655          248
                                                                          ------       ------       ------       ------       ------
Recoveries:
Commercial and industrial - not secured by real estate ............           46            8            5            3            3
Commercial and industrial  - secured by real estate ...............            0            0            2            0            0
Real estate - mortgage ............................................           60            3            4            1            1
Real estate - construction ........................................            0            0            0            0            0
Consumer loans ....................................................            6           36           17           24            5
                                                                          ------       ------       ------       ------       ------
                                                                             112           47           28           28            9
                                                                          ------       ------       ------       ------       ------
Net Charge-offs ...................................................          336          518          382          627          239

Provision for loan losses .........................................          589        1,106          944          892          681
                                                                          ------       ------       ------       ------       ------
Balance at end of year ............................................       $3,691       $3,438       $2,850       $2,288       $2,023
                                                                          ======       ======       ======       ======       ======

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                           2004             2003             2002             2001             2000
                                                           ----             ----             ----             ----             ----

Net charge-offs to average loans
   outstanding during the year .....................      0.11%            0.19%            0.17%            0.32%            0.14%
Net charge-offs to total loans
   outstanding at end of year ......................      0.10%            0.17%            0.15%            0.30%            0.13%
Allowance for loan losses to
   average loans ...................................      1.18%            1.25%            1.24%            1.16%            1.21%
Allowance for loan losses to
    total loans at end of year .....................      1.13%            1.16%            1.14%            1.08%            1.09%
Net charge-offs to allowance for
    loan losses at end of year .....................      9.10%           15.07%           13.40%           27.40%           11.81%
Net charge-offs to provision for
    loan losses ....................................     57.05%           46.84%           40.47%           70.29%           35.10%

         The allowance for loan losses is increased by direct charges to operating expense, through the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2004. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.


INVESTMENTS

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Banks enter into federal funds transactions with their principal correspondent banks and usually act as net sellers of such funds. The sale of federal funds amounts to a short-term loan from the selling bank to the other bank.

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2004, 2003 and 2002.

                                                                              Securities Portfolio Composition
                                                                                   (dollars in thousands)
                                                                2004                         2003                       2002
                                                                ----                         ----                       ----
                                                      Amortized       Market       Amortized      Market      Amortized      Market
                                                         Cost         Value          Cost         Value         Cost         Value
                                                         ----         -----          ----         -----         ----         -----
AVAILABLE FOR SALE
Obligations of U.S. Government
   Agencies and Corporations ...................       $62,749       $62,052       $78,620       $78,714       $79,125       $80,163
State and Political Subdivisions ...............             -             -             -             -             -             -
                                                       -------       -------       -------       -------       -------       -------
Total Available for Sale .......................        62,749        62,052        78,620        78,714        79,125        80,163
                                                       -------       -------       -------       -------       -------       -------
HELD FOR INVESTMENT
State and Political Subdivisions ...............         7,386         7,451         5,632         5,752         4,123         4,248
                                                       -------       -------       -------       -------       -------       -------

Other Investments ..............................         1,809         1,809         2,147         2,147         1,884         1,884
                                                       -------       -------       -------       -------       -------       -------
         Total .................................       $71,944       $71,312       $86,399       $86,613       $85,132       $86,295
                                                       =======       =======       =======       =======       =======       =======

         The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholders' equity net of deferred income taxes in comprehensive income. Securities classified as held for investment are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. The Company has no trading securities.

         At  December  31,  2004  the  Company's  total   investment   portfolio
classified as available for sale had a book value of $62,749,000 and a market value of $62,052,000 for an unrealized net loss of $697,000.

         The  following   table   indicates  the   respective   maturities   and
weighted-average yields of securities as of December 31, 2004:

                                                                                                 Securities Maturity Schedule
                                                                                                    (dollars in thousands)
                                                                                              Amortized                  Weighted
                                                                                                Cost                 Average Yield**
                                                                                                ----                 ---------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year ....................................................................      $         500                  1.56%
         1-5 Years ...................................................................             49,499                  2.43%
         5-10 Years ..................................................................              9,532                  3.69%
         Greater than 10 Years .......................................................              3,218                  4.32%
                                                                                            -------------
                                                                                            $      62,749                  2.71%
                                                                                            =============
HELD FOR INVESTMENT
State and political subdivisions:
         0-1 Year ....................................................................      $       1,056                  6.19%*
         1-5 Years ...................................................................              3,145                  4.35%*
         5-10 Years ..................................................................              2,980                  3.97%*
         Greater than 10 Years .......................................................                205                  2.30%*
                                                                                            -------------
                  Total ..............................................................      $       7,386                  4.40%*
                                                                                            =============

* Calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2004 and December 31, 2003. There were no brokered deposits at December 31, 2004 and December 31, 2003. During 2004 and 2003 the Company reduced its dependence on these nontraditional deposits, replacing them with core deposits obtained through several deposit gathering campaigns. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2004 were $352,754,000 compared to $353,218,000 the prior year, a decrease of $464,000 or 0.1%. In 2004 the average noninterest-bearing deposits decreased approximately $2,557,000 or 5%, average interest-bearing checking accounts increased $5,267,000 or 14%, average savings accounts increased $1,432,000 or 15%, average money market accounts decreased $7,313,000 or 12%, average certificates of deposit increased $1,128,000 or 1%, and individual retirement accounts increased $1,579,000 or 7%. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2004, 2003 and 2002, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category                                                     Average Amount                          Average Rate Paid
                                                                     --------------                          -----------------
                                                                   (dollars in thousands)
                                                             2004          2003            2002          2004       2003       2002
                                                             ----          ----            ----          ----       ----       ----
Noninterest-bearing Deposits ......................       $ 47,795       $ 50,352       $ 40,778            -          -          -
Interest-bearing Deposits
    Interest Checking .............................         42,917         37,650         32,657         0.21%      0.40%      0.71%
    Savings Deposits ..............................         10,945          9,513          7,487         0.16%      0.45%      0.57%
    Money Market ..................................         53,735         61,048         57,897         0.75%      1.23%      2.46%
    Certificates of Deposit .......................        172,283        171,155        140,730         2.62%      2.96%      3.39%
    Individual Retirement Accounts ................         25,079         23,500         17,732         3.25%      3.59%      4.24%


         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 75% in 2004 compared to approximately 77% in 2003. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. However, local customers hold virtually all of these certificates of deposit over $100,000.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2004:


                                              Time Certificates of Deposit
                                              ----------------------------
                                                  (dollars in thousands)
              3 months or less                         $    17,813
              4-6 months                                     6,663
              7-12 months                                   20,666
              Over 12 months                                35,873
                                                       -----------
                       Total                           $    81,015
                                                       ===========

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                           2004              2003             2002
                                                          -----             -----            -----
        Return on average assets .....................     0.82%             1.18%            1.21%
        Return on average equity .....................     9.45%            14.52%           14.49%
        Average equity to average assets ratio .......     8.66%             8.13%            8.34%
        Dividend payout ratio (1) ....................    30.36%(2)         19.96%           17.98%

(1)  Includes cash-in-lieu of fractional shares paid on 5% stock dividend.
(2)  Includes cash-in-lieu of fractional shares paid on 3-for-2 stock split.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2004, 2003 and 2002. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                         Weighted
                                                         Maximum                          Weighted                       Average
                                                       Outstanding        Annual           Average                       Interest
                                                          at any         Average          Interest       Year End        Rate at
              Year Ended December 31,                   Month End        Balance            Rate         Balance         Year End
              -----------------------                   ---------        -------            ----         -------         --------
                                                                             (dollars in thousands)
2004:
Federal funds purchased ..........................    $      1,854    $        345           2.30%      $      572         2.64%
Securities sold under repurchase agreements ......    $     36,243    $     31,479           1.07%      $   33,953         1.57%
2003:
Federal funds purchased ..........................    $      1,579    $        152           2.99%      $        -         1.37%
Securities sold under repurchase agreements ......    $     33,035    $     28,783           1.34%      $   24,390         0.94%
2002:
Federal funds purchased ..........................    $      4,363    $        364           1.67%      $        -         1.64%
Securities sold under repurchase agreements ......    $     35,331    $     25,597           2.44%      $   35,331         1.52%

MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rate and equity prices. The Company's primary risk is interest rate risk.

         The primary objective of Asset/Liability Management at the Company is to manage interest-rate risk and achieve reasonable stability in net interest income throughout interest-rate cycles in order to maintain adequate liquidity. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive liabilities. The relationship of rate-sensitive earning assets to rate-sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and rate-sensitive liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2004, approximately 53% of the Company's interest-earning assets were scheduled to reprice or to mature within one year compared to approximately 76% of interest-bearing liabilities.

         The following table shows the Company's rate-sensitive position at December 31, 2004 as measured by gap analysis (the difference between the interest-earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $44 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates at least once. As a result, at December 31, 2004 the ratio of rate-sensitive assets to rate-sensitive liabilities within the one-year time frame was 83%, indicating a "liability-sensitive" position. Companies in a liability-sensitive position would expect rising interest rates to have a negative impact on net interest income and falling interest rates to have a positive impact.

         The following table sets forth the Company's interest sensitivity position as of December 31, 2004.

                          Interest Sensitivity Analysis
                             (dollars in thousands)

                                                              Within 3         4-12                           Over 5
                                                               Months         months         1-5 years        Years           Total
                                                               ------         ------         ---------        -----           -----
INTEREST-EARNING ASSETS:
  Federal Funds Sold .................................       $  2,631        $      -         $      -        $     -       $  2,631
  Investment Securities (1) ..........................            410           1,146           52,643         17,744         71,943
  Interest Bearing Deposits in Other Banks ...........            548             380              100              -          1,028
  Total loans ........................................        182,818          23,993         $104,528         14,564        325,903
                                                             --------        --------         --------        -------       --------

Total Interest-Earning Assets ........................       $186,407        $ 25,519         $157,271        $32,308       $401,505
                                                             --------        --------         --------        -------       --------
INTEREST-BEARING LIABILITIES:
    Interest Checking ................................       $      -        $ 45,456         $      -        $     -        $45,456
    Savings Deposits .................................              -          11,964                -              -         11,964
    Money Market .....................................         50,148               -                -              -         50,148
    Time Deposits ....................................         43,888          66,410           76,517            255        187,070
    Other Borrowings .................................         38,025               -                -          5,000         43,025
                                                            ---------        --------         --------        -------       --------

Total Interest-Bearing Liabilities ...................       $132,061        $123,830         $ 76,517        $ 5,255       $337,663
                                                             --------        --------         --------        -------       --------

Interest sensitive gap ...............................       $ 54,346        $(98,311)        $ 80,754        $27,053
Cumulative interest sensitive gap ....................       $ 54,346        $(43,965)        $ 36,789        $63,842
RSA/RSL ..............................................            141%             21%
Cumulative RSA/RSL ...................................            141%             83%

RSA - rate sensitive assets; RSL - rate sensitive liabilities (1) Values based on amortized cost of available-for-sale securities.

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

         It is the responsibility of the Asset/Liability Committees to establish parameters for various interest risk measures, to set strategies to control interest rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving their objectives.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2004 the Banks, in aggregate, had unused federal funds lines of credit totaling $30,178,000 with various correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2004 The Peoples National Bank had $5,000,000 in long-term borrowings and no short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2004, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $33,090,000. At December 31, 2004, Bank of Anderson, N. A. had no long-term borrowings and $2,500,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2004, Bank of Anderson, N. A. had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $17,449,000. Seneca National Bank had no long-term borrowings and $1,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2004. Seneca National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $2,406,000 at December 31, 2004. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity currently available assumes that the Banks' $1,296,400 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries. Peoples Bancorporation requires liquidity to pay limited operating expenses and cash dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

         The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities or sales of loans and investment securities, generation of deposits, and Federal Home Loan Bank advances. Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2004 the Banks had issued commitments to extend credit of $91,847,000 through various types of arrangements, described further in the table below.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under Liquidity, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.


                                                            December 31, 2004
                                                            -----------------
                                                          (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties .....      $     36,894
  Lines of credit secured by commercial properties ......            21,702
  Other unused commitments ..............................            33,251
                                                                 ----------
     Total ..............................................      $     91,847
                                                                 ==========

         In addition to commitments to extend credit, the Banks also issue standby letters of credit which are assurances to a third party that it will not suffer a loss if the bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $6,077,000 at December 31, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

         According to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Until October 15, 2004 and in years prior the Company engaged in the origination, funding and sale of residential mortgage loans and entered into commitments on an individual loan basis to both originate and sell residential mortgage loans, whereby the interest rate on the loan to the borrower and to the end purchaser of the loan was determined prior to funding (rate lock commitments). Beginning October 16, 2004 the Company no longer engaged in the funding or selling of residential mortgage loans. The Company continues to originate residential mortgage loans, which are committed to and funded by unaffiliated third parties. Therefore, at December 31, 2004 the Company had no commitments outstanding to originate residential mortgage loans under rate lock commitments and no commitments to sell mortgage loans to third parties under rate lock commitments. At December 31, 2003 the Company had commitments outstanding to originate residential mortgage loans under rate lock commitments from borrowers totaling $10,754,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company did not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower, and mortgages were sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of December 31, 2003 for the Company was immaterial.

         Neither the Company nor its subsidiaries are involved in other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2004. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for discussion on commitments and contingencies and financial instruments with off-balance sheet risk.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is evaluated on a consolidated basis. The Company's banking subsidiaries must separately meet additional regulatory capital requirements. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 8.92% at December 31, 2004 compared to 8.46% at December 31, 2003. The leverage capital ratio for The Peoples National Bank was 9.10% at December 31, 2004 compared to 8.47% at December 31, 2003. Bank of Anderson's leverage capital ratio was 7.21% at December 31, 2004 compared to 7.17% at December 31, 2003. Seneca National Bank's leverage capital ratio was 9.11% at December 31, 2004 compared to 7.92% at December 31, 2003. The increases in the Company's and Banks' leverage capital ratios resulted primarily from the retention of earnings net of dividends paid during 2004.

         The Federal Reserve Board has adopted a risk-based capital rule that requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common shareholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.35% and its Tier 1 capital to risk weighted assets ratio was 11.27% at December 31, 2004, compared to 12.37% and 11.30%, respectively, at December 31, 2003. The Peoples National Bank's risk-based capital ratio was 12.61% and its Tier 1 capital to risk weighted assets ratio was 11.57% at December 31, 2004, compared to 12.58% and 11.47%, respectively, at December 31, 2003. Bank of Anderson's risk-based capital ratio was 10.26% and its Tier 1 capital to risk weighted assets ratio was 9.19% at December 31, 2004 compared to 10.61% and 9.63%, respectively at December 31, 2003. Seneca National Bank's risk-based capital ratio was 12.59% and its Tier 1 capital to risk weighted assets ratio was 11.34% at December 31, 2004 compared to 11.79% and 10.64%, respectively at December 31, 2003. The increase in The Peoples National Bank's risk-based capital ratio and their Tier 1 capital to risk-weighted assets ratio in 2004 resulted from the fact that the retention of earnings increased capital faster than growth and changes in the asset mix changed risk-weighted assets. Bank of Anderson, N. A. and Seneca National Bank experienced decreases in those ratios because their growth in assets experienced during 2004 exceeded their growth in capital. The Company's risk-based capital ratio and its Tier 1 capital to risk-weighted assets ratios in 2004 decreased as a result of the growth in assets experienced by both Bank of Anderson N. A. and Seneca National Bank.

(See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation).

         During 2004 and 2003, the retention of earnings net of dividends paid increased the Company's capital by $2,601,000 and $4,037,000 respectively.


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

         The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2004 The Peoples National Bank paid dividends of $1,050,861 to the Company, which in turn paid those dividends to its shareholders, compared to $994,454 in 2003. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2004 or 2003.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent banking relationships with Wachovia Bank, N. A., Charlotte, North Carolina; The Bankers Bank, Atlanta, Georgia; Community Bankers Bank, Midlothian, Virginia; and National Bank of Commerce, Birmingham, Alabama. As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.

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

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2004.

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

         As national banks, the Banks are subject to examinations and reviews by the Comptroller. These examinations are typically completed on site, and the Banks are subject to off-site review as well. The Banks also submit to the FDIC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

EMPLOYEES

         The Company and the Banks employed one hundred nineteen (119) full-time and twenty-nine (29) part-time persons as of December 31, 2004. Management believes that its employee relations are good.


EXECUTIVE OFFICERS

         The executive officers of the Company are R. Riggie Ridgeway, President and Chief Executive Officer; William B. West, Executive Vice President and Treasurer; Robert E. Dye, Jr., Senior Vice President, Chief Financial Officer and Secretary; and Patricia A. Jensen, Senior Vice President and Controller. Information about all of the executive officers except Patricia A. Jensen is set forth in Item 10, part III of this report on Form 10-K.

         Patricia A. Jensen, age 51, was promoted to Senior Vice President during 2003. Prior to that time, she served as Vice President of the Company since its formation in 1992. Mrs. Jensen has served as Vice President and Cashier of The Peoples National Bank since August 1986. Prior to joining The Peoples National Bank, Mrs. Jensen served as Vice President of First Union National Bank.

ITEM 2.  PROPERTIES

         The Company's corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions, including administration, accounting, financial reporting, human resources, training, marketing, risk management, internal audit, compliance, facilities management, security, and purchasing. The Company also utilizes an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions including operations, data processing, and information technology. The Peoples National Bank also owns several portions of an adjacent office building located at 1824 East Main Street in Easley, South Carolina. The property consists of approximately 6,600 square feet of office space located in a one-story brick building containing approximately 9,000 square feet on 0.704 acres of land. Peoples National Bank is using portions of this facility as office space and file storage, and a portion is currently being leased to a tenant.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 2004 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board under the symbol "PBCE.OB." The reported high and low bid prices for each quarter of 2004 and 2003 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                    Sales Price of the Company's Common Stock

          Quarter Ended                     Low            High
          -------------                     ---            ----
          March 31, 2003                  $   12.86     $   13.40
          June 30, 2003                   $   13.23     $   13.67
          September 30, 2003              $   13.47     $   14.91
          December 31, 2003               $   14.41     $   18.76
          March 31, 2004                  $   15.14     $   16.42
          June 30, 2004                   $   15.08     $   17.42
          September 30, 2004              $   16.08     $   17.42
          December 31, 2004               $   17.00     $   17.42

         As of March 1, 2005, the number of holders of record of the Company's common stock was 1,085 and the number of issued and outstanding shares was 5,896,572.

         During 2004 the Company paid four quarterly cash dividends. A cash dividend of $0.07 per common share was declared by the Company's Board of Directors to shareholders of record on each of March 19th, June 18th, and September 17th. A cash dividend of $0.05 per common share was declared by the Company's Board of Directors to shareholders of record December 13th. In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998, January 14,
2000, January 5, 2001, January 4, 2002, November 18, 2002, November 17, 2003 and

January 4, 2005 the Company paid 5% stock dividends to shareholders (historical prices have been adjusted for stock splits). It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. Payment of dividends is also subject to regulatory restrictions (see
Item 1, "PAYMENT OF DIVIDENDS").

         The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

         During the period ended December 31, 2004 the Company issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Company's stock option plans. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                     Aggregate
                             Class of            # of Shares         Exercise
         Date Issued        Purchasers             Issued             Price
         -----------        ----------             ------             -----
         12/02/2004         Employees              6,702             $23,198
         12/29/2004         Employees              1,950             $14,415
         12/30/2004         Employees              1,363             $15,470
         12/30/2004         Non-Employees          2,602             $25,875

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.229.703.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                              FIVE-YEAR FINANCIAL SUMMARY
                                                                      (All amounts, except per share data, in thousands)
                                                          2004            2003              2002             2001              2000
                                                          ----            ----              ----             ----              ----
INCOME STATEMENT DATA
  Net interest income .........................        $ 14,622         $ 13,381         $ 12,609         $  9,899         $  9,561
  Provision for loan losses ...................             589            1,106              944              892              681
  Other operating income ......................           4,996           10,302            6,564            5,267            2,631
  Other operating expenses ....................          13,847           14,665           11,380            9,567            7,803
  Net income ..................................           3,528            5,044            4,383            3,069            2,431

PER SHARE DATA (1)
  Net income per common share -
     Basic ....................................        $   0.61         $   0.87         $   0.75         $   0.53         $   0.42
     Diluted ..................................        $   0.58         $   0.84         $   0.73         $   0.52         $   0.41
  Cash dividends declared .....................        $   0.26         $   0.28         $   0.23         $   0.18         $   0.15

BALANCE SHEET DATA
  Total Assets ................................        $429,796         $421,756         $416,122         $312,166         $259,500
  Total Deposits ..............................         346,145          353,329          328,174          236,802          205,634
  Total Loans (Net) ...........................         322,212          297,915          302,663          251,173          199,995
  Investment Securities .......................          71,247           86,493           86,170           35,493           36,515
  Total Earning Assets ........................         400,809          399,925          394,351          296,181          239,756
  Shareholders' Equity ........................          38,240           36,161           32,747           28,551           25,815

OTHER DATA
  Return on average assets ....................            0.82%            1.18%            1.21%            1.07%            1.01%
  Return on average equity ....................            9.45%           14.52%           14.49%           11.31%            9.78%

(1) Per share data has been restated to reflect 5% stock dividends in 2000, 2001, 2002, 2003, and 2004, and the 3-for-2 stock split issued in October 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein.

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the consolidated financial statements.

         Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets increased $8,040,000 or 1.9% from $421,756,000 at December 31, 2003 to $429,796,000 at December 31, 2004.

         The Company experienced significant loan growth during 2004 as the total outstanding loans (excluding mortgage loans held for sale), the largest single category of assets, increased $29,651,000 or 10.0% from $296,252,000 at December 31, 2003 to $325,903,000 at December 31, 2004, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries.

         During the fourth quarter of 2004 the Company completely exited the wholesale mortgage lending business. As a result of the discontinuance of this business, there were no mortgage loans held for sale at December 31, 2004 compared to $5,101,000 in mortgage loans held for sale at December 31, 2003.

         The Company's securities portfolio collectively, at amortized cost, decreased $14,455,000 or 16.7% from $86,399,000 at December 31, 2003 to
$71,944,000 at December 31, 2004. The majority of this decrease was attributable to the sale of U.S. Government agencies and mortgage-backed securities in the available-for-sale portfolio amounting to approximately $10,028,000. The sale of these securities resulted in realized gains of $128,000 in 2004. Maturities, calls, and principal pay-downs on all securities amounted to $31,714,000. The Company made purchases of $25,375,000 in available-for-sale securities, and purchases of $2,302,000 in securities held for investment. The Company does not engage in, and does not expect to engage in, hedging activities.

         Cash and due from banks balances decreased $534,000 or 5.8% from $9,164,000 at December 31, 2003 to $8,630,000 at December 31, 2004. The amount of federal funds sold as of December 31, 2004 was $2,631,000, a decrease of $9,234,000 or 77.8% from the $11,865,000 of federal funds sold as of December 31, 2003. The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

         Cash surrender value of life insurance increased $6,755,000 or 294.5% from $2,294,000 at December 31, 2003 to $9,049,000 at December 31, 2004. This
increase in cash surrender value of life insurance is due to the purchase of single-premium life insurance policies during the first quarter of 2004 on certain officers of the Company and its bank subsidiaries. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

         Other assets, comprised largely of prepaid expenses, other real estate owned, and deferred income taxes, increased $335,000 or 19.0% to $2,094,000 at December 31, 2004 from $1,759,000 at December 31, 2003. This increase is largely attributable to an increase of $212,000 or 26.3% in deferred income taxes to $1,018,000 at December 31, 2004 from $806,000 at December 31, 2003, an increase of $239,000 or 46.2% in other real estate owned to $756,000 at December 31, 2004 from $517,000 at December 31, 2003, and an increase in prepaid expenses of $57,000 or 22.7% to $306,000 at December 31, 2004 from $249,000 at December 31,
2003. The previous increases were partially offset by a decrease of $148,000 in the fair value of mortgage loan commitments considered derivatives and recorded on the Company's balance sheet at December 31, 2003 in accordance with FASB Statement No. 133.

         Total liabilities increased $5,961,000 or 1.6% from $385,595,000 at December 31, 2003 to $391,556,000 at December 31, 2004. Total deposits decreased $7,184,000 or 2.0% to $346,145,000 at December 31, 2004 from $353,329,000 at
December 31, 2003. Of the $7,184,000 decrease in total deposits, there was a $16,402,000 decline in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts, which was partially offset by $9,218,000 of growth in noninterest-bearing deposits. Securities sold under repurchase agreements increased $9,563,000 or 39.2% from $24,390,000 at December 31, 2003 to $33,953,000 at December 31, 2004. Federal Home Loan Bank advances increased $3,500,000 or 70.0% from $5,000,000 at December 31, 2003 to $8,500,000 at December 31, 2004. At both December 31, 2004 and December 31, 2003, $5,000,000 represents a long-term advance purchased in December 2000, which will mature in December 2010. The overall increase in these other interest-bearing liabilities is largely attributable to the need to fund the growth in loan volume at each of the Banks.

         Shareholders' equity increased $2,079,000 or 5.8% from $36,161,000 at December 31, 2003 to $38,240,000 at December 31, 2004. This increase comes primarily as a result of net earnings for the period of $3,528,000, which was partially offset by the declaration and payment of $1,051,000 in cash dividends and the payment of $20,000 of cash in lieu of fractional shares for the 3-for-2 stock split and the 5% stock dividend during 2004.

EARNINGS PERFORMANCE

2004 Compared to 2003

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2004 resulted in net income of $3,528,000 or $0.61 per basic share ($0.58 per diluted share), compared to $5,044,000 or $0.87 per basic share ($0.84 per diluted share) for the twelve months ended December 31, 2003. The decrease in the Company's net income of $1,516,000 or 30.1% for 2004 resulted largely from a significant decrease in non-interest income during 2004, primarily from the slowing of the Company's residential mortgage-lending activities because of the major reduction in demand.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $1,241,000 or 9.3% to $14,622,000 for the year ended December 31, 2004 compared to $13,381,000 for the year ended December 31, 2003.

         The Company's total interest income increased $156,000 or 0.8% to $21,063,000 in 2004 compared to $20,907,000 for 2003. This increase is largely attributable to an increase in interest income and fees on loans of $712,000 resulting from an increase in outstanding loans at the Company's three bank subsidiaries. This increase is partially offset by a decrease in interest income on taxable investments of $521,000 or 21.7% resulting from lower market rates and lower average balances experienced at the Company's three bank subsidiaries during 2004 when compared to 2003. The increase is also partially offset by a decrease in interest income on federal funds sold of $88,000 or 50.0% resulting from lower average balances of this account.

         Total interest expense decreased $1,085,000 or 14.4% to $6,441,000 in 2004 compared to $7,526,000 for 2003. The decreases in the amount of interest paid on the various categories of interest-bearing liability accounts in 2004 are largely attributable to lower market rates experienced at the Company's three bank subsidiaries during 2004 when compared to 2003.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $589,000 in 2004 compared to $1,106,000 for 2003, a $517,000 or 46.7% decrease. This decrease is largely attributable to slower loan growth at the Banks, coupled with an $182,000 decrease in net charged-off loans. During 2004 the Company experienced net charge-offs of $336,000, or 0.11% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $518,000, or 0.19% of average outstanding loans in 2003. At December 31, 2004 the allowance for loan losses was 1.13% as a percentage of outstanding loans (excluding loans held for sale) compared to 1.16% at December 31, 2003.

         At December 31, 2004 the Company had $670,000 in non-accrual loans, no restructured loans, $838,000 in loans past due 90 days or more but still accruing interest, and $756,000 in real estate acquired in settlement of loans, compared to $829,000, $0, $122,000, and $517,000 respectively at December 31, 2003. Non-performing assets as a percentage of all loans and other real estate owned were 0.70% and 0.49% at December 31, 2004 and 2003, respectively.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2004 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, decreased $5,306,000 or 51.5% from $10,302,000 in 2003 to $4,996,000 in 2004.
This decrease is largely attributable to a decrease of $5,936,000 or 77.7% from the gain on sale of residential mortgage loans from $7,643,000 in 2003 to $1,707,000 in 2004, and was partially offset by an increase of $224,000 or 203.6% in earnings on bank owned life insurance from $110,000 in 2003 to $334,000 in 2004, and an increase of $79,000 or 4.1% in service charges on deposit accounts from $1,923,000 in 2003 to $2,002,000 in 2004. The Company recorded a $128,000 gain on the sale of securities in 2004, an increase of $115,000 or 884.6% from the gain of $13,000 recorded in 2003.

Other Expenses

         Total consolidated other expenses decreased $818,000 or 5.6% to $13,847,000 in 2004 compared to $14,665,000 in 2003. Salaries and benefits, the largest component of non-interest expense, decreased $777,000 or 8.7% to $8,167,000 in 2004 compared to $8,944,000 in 2003. The decrease in salaries and benefits for the comparative periods is primarily attributable to the reduced staffing associated with the residential mortgage lending personnel, reduction in commissions paid, and changes in personnel due to decreased volume of mortgage loans originated, and partially offset by normal salary increases and other changes in personnel throughout the company.

         Occupancy expense increased $59,000 or 9.7% to $668,000 in 2004 compared to $609,000 in 2003. Equipment expense increased $139,000 or 12.1% to $1,290,000 in 2004 compared to $1,151,000 in 2003. The increases in occupancy and equipment expenses are primarily attributable to the opening of a new branch office of Bank of Anderson, N.A. in August 2003, the purchase of additional office space by The Peoples National Bank in Easley, South Carolina in January 2004, and the completion of an expansion and renovation to the main office of Bank of Anderson, N.A. in the third quarter of 2004.

         Executive retirement benefit expense increased $321,000 or 184.5% to $495,000 in 2004 compared to $174,000 in 2003. This increase is primarily due to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died in April 2004. This charge is required by SFAS No. 112 in accordance with generally accepted accounting principles. The increase was partially offset by a reduction of the number of executives covered from two to one, resulting in lower expenses for the remainder of the year.

         Bank paid loan costs decreased $147,000 or 32.2% to $310,000 in 2004 compared to $457,000 in 2003. The decrease in bank paid loan costs for the two comparative periods is principally attributable to the significant decrease in the volume of mortgage loans originated during 2004 when compared to 2003.

         Miscellaneous other operating expenses decreased $413,000 or 12.4% to $2,917,000 in 2004 compared to $3,330,000 in 2003. Marketing and advertising expense decreased $95,000 or 24.2% to $297,000 in 2004 compared to $392,000 in 2003. This decrease is the result of a decision by management to curtail expenditures in this area. Communications expense decreased $66,000 or 24.3% to $206,000 in 2004 compared to $272,000 in 2003. This decrease is largely attributable to a redesign of telephone systems that incorporated newer technologies and allowed cost savings.

         Other operating expenses decreased $183,000 or 8.7% to $1,930,000 in 2004, compared to $2,113,000 in 2003. This decrease is attributable to decreases in postage expense; printing and supplies; and impact fees. Postage expense decreased $90,000 or 31.5% to $196,000 in 2004 compared to $286,000 in 2003, largely due to the decrease in postage associated with reduced activity in the mortgage loan department. Printing and supplies decreased $67,000 or 24.4% to $208,000 in 2004 compared to $275,000 in 2003, also largely associated with reduced activity in the mortgage loan department. Impact fees, which were paid to a consultant that assisted with the design and implementation of our overdraft privilege service, decreased by $109,000 or 80.7% to $26,000 in 2004 compared to $135,000 in 2003 due to the expiration of that contract.

         Other expenses include legal and professional fees; ATM and debit card expense; insurance expense; travel and administration expense; and other sundry expenses. Legal and professional fees increased $51,000 or 24.4% to $260,000 in 2004 compared to $209,000 in 2003 largely due to consultation and revisions regarding articles of incorporation, bylaws, stock option plans, and executive employment contracts. ATM and debit card expense increased $26,000 or 12.4% to $236,000 in 2004 compared to $210,000 in 2003. This increase is largely attributable to growth in the number of transactions and vendor fee increases that occurred 2004. Insurance expense for directors and officers, bond, property, workers compensation, liability, etc. increased $22,000 or 20.2% to $131,000 in 2004 compared to $109,000 in 2003 as the result of increased insurance coverage. Travel and administration expense decreased $13,000 or 13.3% to $85,000 in 2004 compared to $98,000 in 2003. The retreat that was held for the Board of Directors in 2003 was not repeated in 2004, largely contributing to the decrease in travel and administration expense.

EARNINGS PERFORMANCE

2003 Compared to 2002

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2003 resulted in net income of $5,044,000 or $0.87 per basic share ($0.84 per diluted share), compared to $4,383,000 or $0.75 per basic share ($0.73 per diluted share) for the twelve months ended December 31, 2002. The increase in the Company's net income of $661,000 or 15.1% for 2003 resulted largely from a significant increase in non-interest income during 2003, primarily from the Company's mortgage lending activities.

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

Other Income

         Total consolidated other income, including securities transactions, increased $3,738,000, or 56.9% from $6,564,000 in 2002 to $10,302,000 in 2003.
This increase is largely attributable to an increase of $3,422,000, or 81.1%, from the gain on sale of residential mortgage loans from $4,221,000 in 2002 to $7,643,000 in 2003; an increase of $221,000, or 12.9%, in service charges on deposit accounts from $1,702,000 in 2002 to $1,923,000 in 2003; and an increase of $123,000, or 20.5%, in other miscellaneous income from $600,000 in 2002 to $723,000 in 2003. The Company recorded a $13,000 gain on the sale of securities in 2003, a decrease of $28,000 or 68.3% from the gain of $41,000 recorded in 2002.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         Reference is made to the section "Off-Balance Sheet Arrangements and Derivative Financial Instruments" included in "Business" under Item 1 of this Annual Report on Form 10-K.

         The following table summarizes the Company's contractual obligations as of December 31, 2004.

CONTRACTUAL OBLIGATIONS
(dollars in thousands)                                              Payments Due by Period
                                                                    ----------------------
                                                             Less than       1-3          4-5         After 5
                                                             ---------       ---          ---         -------
                                                  Total        1 Year       Years        Years         Years

Long-term debt obligations ..................    $   5,000    $       -    $       -    $       -    $    5,000
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

ITEM 7A  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to the section "Market Risk - Interest Rate Sensitivity" included in "Business" under Item 1 of this Annual Report on Form 10-K.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Report of Independent Registered Public Accounting Firm.

-    Consolidated Balance Sheets as of December 31, 2004 and 2003.

- Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

- Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

-    Notes to Consolidated Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
































                                       56 (the next page is numbered 59)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

              We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.






Greenville, South Carolina
January 28, 2005

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                 DECEMBER 31,
                                                                                                                 ------------
                                                                                                            2004              2003
                                                                                                            ----              ----
                                                          ASSETS
CASH AND DUE FROM BANKS .......................................................................         $   8,630          $   9,164

INTEREST - BEARING DEPOSITS IN OTHER BANKS ....................................................             1,028                214

FEDERAL FUNDS SOLD ............................................................................             2,631             11,865
                                                                                                        ---------          ---------
         Total cash and cash equivalents ......................................................            12,289             21,243

SECURITIES
      Available for sale ......................................................................            62,052             78,714
      Held for investment (fair value of $7,451 (2004) and $5,752 (2003)) .....................             7,386              5,632
      Other investments, at cost ..............................................................             1,809              2,147

MORTGAGE LOANS HELD FOR SALE ..................................................................                 -              5,101

LOANS, net of allowance for loan losses of $3,691 (2004) and $3,438 (2003) ....................           322,212            292,814

PREMISES AND EQUIPMENT, net of accumulated depreciation .......................................            11,075             10,231

ACCRUED INTEREST RECEIVABLE ...................................................................             1,830              1,821

CASH SURRENDER VALUE OF LIFE INSURANCE ........................................................             9,049              2,294

OTHER ASSETS ..................................................................................             2,094              1,759
                                                                                                        ---------          ---------
                                                                                                        $ 429,796          $ 421,756
                                                                                                        =========          =========
                                           LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing .......................................................................         $  51,507          $  42,289
    Interest-bearing ..........................................................................           294,638            311,040
                                                                                                        ---------          ---------
          Total deposits ......................................................................           346,145            353,329

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ...................................................            33,953             24,390

FEDERAL FUNDS PURCHASED .......................................................................               572                  -

ADVANCES FROM FEDERAL HOME LOAN BANK ..........................................................             8,500              5,000

ACCRUED INTEREST PAYABLE ......................................................................             1,154              1,604

OTHER LIABILITIES .............................................................................             1,232              1,272
                                                                                                        ---------          ---------
         Total liabilities ....................................................................           391,556            385,595
                                                                                                        ---------          ---------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 15,000,000 shares authorized; $1.11 par value per share; 5,822,608 (2004) shares and 5,523,842 (2003) shares
        issued and outstanding ................................................................             6,463              6,131
    Additional paid-in capital ................................................................            32,237             29,524
    Retained earnings .........................................................................                 -                444
    Accumulated other comprehensive income (loss) .............................................              (460)                62
                                                                                                        ---------          ---------
         Total shareholders' equity ...........................................................            38,240             36,161
                                                                                                        ---------          ---------
                                                                                                        $ 429,796          $ 421,756
                                                                                                        =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share information)

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                            2004             2003            2002
                                                                                            ----             ----            ----
INTEREST INCOME
    Interest and fees on loans ..................................................          $18,867          $18,155          $17,433
    Interest on securities
      Taxable ...................................................................            1,875            2,396            2,647
      Tax-exempt ................................................................              233              180              151
    Interest on federal funds sold ..............................................               88              176              375
                                                                                           -------          -------          -------
         Total interest income ..................................................           21,063           20,907           20,606
                                                                                           -------          -------          -------
INTEREST EXPENSE
    Interest on deposits ........................................................            5,828            6,858            7,224
    Interest on federal funds purchased and securities sold
      under repurchase agreements ...............................................              348              391              511
    Interest on advances from Federal Home Loan Bank ............................              265              277              262
                                                                                           -------          -------          -------
         Total interest expense .................................................            6,441            7,526            7,997
                                                                                           -------          -------          -------
         Net interest income ....................................................           14,622           13,381           12,609

PROVISION FOR LOAN LOSSES .......................................................              589            1,106              944
                                                                                           -------          -------          -------
         Net interest income after provision for loan losses ....................           14,033           12,275           11,665
                                                                                           -------          -------          -------
NONINTEREST INCOME
    Service fees and other ......................................................            3,161            2,646            2,302
    Gain on sale of mortgage loans held for sale ................................            1,707            7,643            4,221
    Gain on sale of securities available for sale ...............................              128               13               41
                                                                                           -------          -------          -------
         Total noninterest income ...............................................            4,996           10,302            6,564
                                                                                           -------          -------          -------
NONINTEREST EXPENSES
    Salaries and benefits .......................................................            8,167            8,944            6,768
    Occupancy ...................................................................              668              609              548
    Equipment ...................................................................            1,290            1,151              820
    Marketing and advertising ...................................................              297              392              333
    Communications ..............................................................              206              272              235
    Printing and supplies .......................................................              208              275              275
    Bank paid loan costs ........................................................              310              457              620
    Other post employment benefits ..............................................              495              174               55
    Directors fees ..............................................................              276              278              216
    Other operating .............................................................            1,930            2,113            1,510
                                                                                           -------          -------          -------
         Total noninterest expenses .............................................           13,847           14,665           11,380
                                                                                           -------          -------          -------
         Income before income taxes .............................................            5,182            7,912            6,849

PROVISION FOR INCOME TAXES ......................................................            1,654            2,868            2,466
                                                                                           -------          -------          -------
         Net income .............................................................          $ 3,528          $ 5,044          $ 4,383
                                                                                           =======          =======          =======
BASIC NET INCOME PER COMMON SHARE ...............................................          $  0.61          $  0.87          $  0.75
                                                                                           =======          =======          =======
DILUTED NET INCOME PER COMMON SHARE .............................................          $  0.58          $  0.84          $  0.73
                                                                                           =======          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2004, 2003 and 2002
                 (Amounts in thousands except share information)

                                                                                                                Accumu-
                                                                                                                lated
                                                                                                                other
                                                                                                               compre-      Total
                                                                 Common stock        Additional                hensive      share-
                                                                 ------------         paid-in      Retained     income     holders'
                                                              Shares      Amount      capital      earnings     (loss)      equity
                                                              ------      ------      -------      --------     ------      ------

BALANCE, DECEMBER 31, 2001 ..............................   4,979,176      $5,540     $22,805     $    32        $ 174      $28,551
Net income ..............................................           -           -           -       4,383            -        4,383
Other comprehensive income, net of tax:
     Unrealized holding gains on securities
         available for sale,
         net of income taxes of $277 ....................           -           -           -           -          537          537
      Less reclassification adjustment
         for gains included in net
         income, net of income taxes of $14 .............           -           -           -           -          (26)         (26)
                                                                                                                 -----      -------

Comprehensive income ....................................                                                                     4,894
Stock dividend (5%) .....................................     262,302         278       2,903      (3,181)           -            -
Cash in lieu of fractional shares
  on stock dividend .....................................           -           -           -         (10)           -          (10)
Cash dividends ($.23 per share) .........................           -           -           -        (778)           -         (778)
Proceeds from stock options exercised ...................      20,099          21          69           -            -           90
                                                            ---------      ------     -------     -------        -----      -------

BALANCE, DECEMBER 31, 2002 ..............................   5,261,577       5,839      25,777         446          685       32,747
Net income ..............................................           -           -           -       5,044            -        5,044
Other comprehensive income, net of tax:
     Unrealized holding losses on
         securities available for sale,
         net of income taxes of $316 ....................           -           -           -           -         (614)        (614)
      Less reclassification adjustment
         for gains included in net
         income, net of income taxes of $4 ..............           -           -           -           -           (9)          (9)
                                                                                                                 -----      -------

Comprehensive income ....................................                                                                     4,421
Stock dividend (5%) .....................................     262,265         292       3,747      (4,039)           -            -
Cash in lieu of fractional shares
   on stock dividend ....................................           -           -           -         (13)           -          (13)
Cash dividends ($.28 per share) .........................           -           -           -        (994)           -         (994)
                                                            ---------     -------     -------     -------        -----      -------

BALANCE, DECEMBER 31, 2003 ..............................   5,523,842       6,131      29,524         444           62       36,161
Net income ..............................................           -           -                   3,528                     3,528
Other comprehensive income, net of tax:
     Unrealized holding losses on securities
      available for sale, net of
      income taxes of $224 ..............................           -           -           -           -         (438)        (438)
     Less reclassification adjustmentfor
      gains included in net income, net
      of income taxes of $44 ............................           -           -           -           -          (84)         (84)
                                                                                                                 -----      -------

Comprehensive income ....................................                                                                     3,006
Stock dividend (5%) .....................................     276,423         307       2,594      (2,901)           -            -
Cash in lieu of fractional shares
   on 3-for-2 stock split ...............................           -           -           -          (7)           -           (7)

Cash in lieu of fractional
   shares on stock dividend .............................           -           -           -         (13)           -          (13)
Cash dividends ($.26 per share) .........................           -           -           -      (1,051)           -       (1,051)
Proceeds from stock options exercised ...................      22,343          25         119           -            -          144
                                                            ---------     -------     -------     -------        -----      -------

BALANCE, DECEMBER 31, 2004 ..............................   5,822,608     $ 6,463     $32,237     $     -        $(460)     $38,240
                                                            =========     =======     =======     =======        =====      =======

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                   For the years ended December 31,
                                                                                                   --------------------------------
                                                                                                2004           2003            2002
                                                                                                ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................................     $   3,528      $   5,044      $   4,383
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities
      (Gain) loss on sale of premises and equipment ...................................           (20)           (12)            53
      Gain on sale of mortgage loans held for sale ....................................        (1,707)        (7,643)        (4,221)
      Gain on sale of securities available for sale ...................................          (128)           (13)           (41)
      Provision for loan losses .......................................................           589          1,106            944
      Benefit from deferred income taxes ..............................................          (209)           (97)           (34)
      Depreciation ....................................................................         1,075            967            614
      Amortization and accretion (net) of premiums and discounts on securities ........           168            369            133
      Origination of mortgage loans held for sale .....................................      (149,881)      (417,808)      (400,545)
      Sale of mortgage loans held for sale ............................................       156,689        475,416        390,665
      (Increase) decrease in accrued interest receivable ..............................            (9)           155           (293)
      (Increase) decrease in other assets .............................................          (558)          (421)           416
      Increase (decrease) in accrued interest payable .................................          (450)            29            357
      Increase in other liabilities ...................................................            57            354            284
                                                                                            ---------      ---------      ---------

           Net cash provided by (used for) operating activities .......................         9,144         57,446         (7,285)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities held for investment .....................................        (2,302)        (1,308)          (784)
      Purchases of securities available for sale ......................................       (25,375)       (83,094)      (102,704)
      Sales (purchases) of other investments ..........................................           338           (263)           (69)
      Proceeds from principal pay downs on securities available for sale ..............         4,879         15,891          8,280
      Proceeds from the maturities and calls of securities available for sale .........        26,325         59,778         38,242
      Proceeds from the sale of securities available for sale .........................        10,028          6,999          5,790
      Proceeds from maturity of securities held for investment ........................           510            375          1,250
      Investment in life insurance policies ...........................................        (6,755)             -           (800)
      Net increase in loans ...........................................................       (29,371)       (46,283)       (38,333)
      Proceeds from the sale of premises and equipment ................................            53             24            113
      Purchase of premises and equipment ..............................................        (1,952)        (1,671)        (2,358)
                                                                                            ---------      ---------      ---------

           Net cash used for investing activities .....................................       (23,622)       (49,552)       (91,373)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits .............................................        (7,184)        25,155         91,372
      Net increase in federal funds purchased .........................................           572              -              -
      Net increase (decrease) in securities sold under repurchase agreements ..........         9,563        (10,941)        14,685
      Net increase (decrease) in advances from Federal Home Loan Bank .................         3,500        (12,000)        (6,985)
      Proceeds from the exercise of stock options .....................................           144              -             90
      Cash dividends paid .............................................................        (1,051)          (994)          (778)
      Cash in lieu of fractional shares on stock dividends and splits .................           (20)           (13)           (10)
                                                                                            ---------      ---------      ---------

           Net cash provided by financing activities ..................................         5,524          1,207         98,374
                                                                                            ---------      ---------      ---------

           Net increase (decrease) in cash and cash equivalents .......................        (8,954)         9,101           (284)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................        21,243         12,142         12,426
                                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................................     $  12,289        $21,243      $  12,142
                                                                                            =========      =========      =========

CASH PAID FOR
    Interest ..........................................................................     $   6,432         $7,497      $   7,640
                                                                                            =========      =========      =========

    Income taxes ......................................................................     $   1,540         $3,078      $   2,484
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

   Loans and interest on loans
     Loans are stated at the principal balance outstanding reduced by the allowance for loan losses. Interest income is recognized over the term of the loan based on the contractual interest rate and the principal balance outstanding.

     Loans generally are placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. Interest payments received after a loan is placed on non-accrual status are applied as principal reductions until such time the loan is returned to accrual status. Generally, a loan is returned to accrual status when the loan is brought current and the collectibility of principal and interest no longer is in doubt.



                                                                     (Continued)

   Allowance for loan losses
     The Company provides for loan losses using the allowance method. Provisions for loan losses are added to the allowance through charges to operating expenses. Loans which are determined to be uncollectible are charged against the allowance and recoveries on loans previously charged off are added to the allowance. The provision for loan losses is the amount deemed appropriate by management to establish an adequate allowance to meet the estimated losses inherent in the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, delinquency trends, and prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

     A loan is considered to be impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified. The fair value of impaired loans may be determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or value of the underlying collateral if the loan is collateral-dependent. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged-off.

   Mortgage loans held for sale
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Gains and losses on sales of loans are recognized when the loans are sold to secondary market investors. During 2004, the Company reduced its origination and sale of loans in the secondary market.

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


   Other real estate owned
     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2004 and 2003 real estate owned by the Company totaled $756,000 and $517,000, respectively, and is included in other assets. During 2004 and 2003, the Company transferred loans to real estate acquired in foreclosure of $616,000 and $450,000, respectively. At December 31, 2004 and 2003, the Company recorded no allowance related to its other real estate owned.


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

   Reclassifications
     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income or shareholders' equity.

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

   Stock option compensation plans
     The Company has a stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a directors' stock option plan through which non-employee directors of the Company shall be granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date.

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


                                                                     (Continued)

     (tabular amounts in thousands, except per share information)                             For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2004             2003             2002
                                                                                           ----             ----             ----

Net income, as reported ........................................................          $3,528          $5,044             $4,383
Deduct:  total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects ..................................................            (120)           (109)               (45)
                                                                                          ------          ------             ------

Pro forma net income ...........................................................          $3,408          $4,935             $4,338
                                                                                          ======          ======             ======

Net income per common share
   Basic - as reported .........................................................          $ 0.61          $ 0.87             $  0.75
                                                                                          ======          ======             =======

   Basic - pro forma ...........................................................          $ 0.59          $ 0.85             $  0.75
                                                                                          ======          ======             =======

   Diluted - as reported .......................................................          $ 0.58          $ 0.84             $  0.73
                                                                                          ======          ======             =======

   Diluted - pro forma .........................................................          $ 0.57          $ 0.82             $  0.72
                                                                                          ======          ======             =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002: dividend yields from $.23 to $.28 per share, expected volatility from 5 to 27 percent, risk-free interest rates from 4.50 to 6.50 percent and expected life of 10 years.

   Recently issued accounting pronouncements
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

     In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1.

                                                                     (Continued)

  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

   In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

   Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board ("PCAOB") or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


 NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2004 and 2003 were approximately $2,934,000 and $3,533,000, respectively.


NOTE 3 - SECURITIES

          Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                  2004
                                                                                                  ----
                                                                                             Unrealized holding
                                                                          Amortized          ------------------              Fair
                                                                            cost           Gains           Losses            value
                                                                            ----           -----           ------            -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing within one year ..................................          $   500          $     -          $     7          $   493
     Maturing after one but within five years ..................           47,953                -              593           47,360
                                                                          -------          -------          -------          -------
                                                                           48,453                -              600           47,853
MORTGAGE-BACKED SECURITIES
     Maturing after one but within five years ..................            1,546                3                6            1,543
     Maturing after five but within ten years
     Maturing after ten years
                                                                            9,532               13              121            9,424
                                                                            3,218               17                3            3,232
                                                                          -------          -------          -------          -------
                                                                           14,296               33              130           14,199
                                                                          -------          -------          -------          -------
        Total securities available for sale ....................          $62,749          $    33          $   730          $62,052
                                                                          =======          =======          =======          =======





                                                                     (Continued)

                                                                                              2004, continued
                                                                                              ---------------
                                                                                             Unrealized holding
                                                                          Amortized          ------------------              Fair
                                                                            cost           Gains           Losses            value
                                                                            ----           -----           ------            -----
SECURITIES HELD FOR INVESTMENT:

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
     Maturing within one year ..................................           $1,056           $    9           $    -           $1,065
     Maturing after one but within five years ..................            3,145               69                -            3,214
     Maturing after five but within ten years ..................            2,980               27               39            2,968
     Maturing after ten years ..................................              205                -                1              204
                                                                           ------           ------           ------           ------

                                                                           $7,386           $  105           $   40           $7,451
                                                                           ======           ======           ======           ======

                                                                                                  2003
                                                                                                  ----
                                                                                             Unrealized holding
                                                                          Amortized          ------------------              Fair
                                                                            cost           Gains           Losses            value
                                                                            ----           -----           ------            -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing after one but within five years ..................          $53,024          $    57          $   256          $52,825
                                                                          -------          -------          -------          -------
MORTGAGE-BACKED SECURITIES
     Maturing after one but within five years ..................            5,075               46                5            5,116
     Maturing after five but within ten years
     Maturing after ten years
                                                                           13,540              103               59           13,584
                                                                            6,981              208                -            7,189
                                                                          -------          -------          -------          -------
                                                                           25,596              357               64           25,889
                                                                          -------          -------          -------          -------
        Total securities available for sale ....................          $78,620          $   414          $   320          $78,714
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
                                                                          =======          =======          =======          =======


                                                                     (Continued)

             The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

Securities Available for Sale (tabular amounts in thousands):

                                                   Less than 12 Months              12 Months or More                Total
                                                   -------------------              -----------------                -----
                                                 Fair           Unrealized        Fair         Unrealized      Fair       Unrealized
                                                 Value            Losses         Value           Losses        Value        Losses
                                                 -----            ------         -----           ------        -----        ------
US Government agencies
     and corporations ....................        $42,428        $   525        $ 4,175        $    75        $46,603        $   600
Mortgage-backed securities ...............          7,017             86          2,069             44          9,086            130
                                                  -------        -------        -------        -------        -------        -------

Total ....................................        $49,445        $   611        $ 6,244        $   119        $55,689        $   730
                                                  =======        =======        =======        =======        =======        =======


             Ten individual securities were in a continuous loss position for twelve months or more.


Securities Held for Investment (tabular amounts in thousands):

                                                         Less than 12 Months        12 Months or More               Total
                                                         -------------------        -----------------               -----
                                                       Fair           Unrealized   Fair        Unrealized     Fair        Unrealized
                                                       Value            Losses     Value        Losses        Value         Losses
                                                       -----            ------     -----        ------        -----         ------

States and political
     subdivisions ..........................          $1,719            $ 40        $  -        $  -          $1,719          $ 40
                                                      ======            ====        ====        ====          ======          ====

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

                                                               December 31,
                                                               ------------
                                                           2004            2003
                                                           ----            ----

Federal Reserve Bank .......................            $  396            $  396
FHLB .......................................             1,269             1,607
Bankers Bank ...............................               144               144
                                                        ------            ------

                                                        $1,809            $2,147
                                                        ======            ======

            Securities with carrying amounts of $57,887,000 and $48,851,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                 December 31,
                                                                 ------------
                                                               2004        2003
                                                               ----        ----
Commercial and industrial - not secured by real estate ...   $ 39,723   $ 44,306
Commercial and industrial - secured by real estate .......     95,965     84,805
Residential real estate - mortgage .......................    105,580     90,299
Residential real estate - construction ...................     63,380     55,139
Loans to individuals for household, family
 and other personal expenditures .........................     21,255     21,703
                                                             --------   --------
                                                              325,903    296,252
Less allowance for loan losses ...........................      3,691      3,438
                                                             --------   --------
                                                             $322,212   $292,814
                                                             ========   ========

            The composition of gross loans by rate type is as follows:

                                                             December 31,
                                                             ------------
                                                        2004               2003
                                                        ----               ----

Variable rate loans ......................           $167,430           $153,541
Fixed rate loans .........................            158,473            142,711
                                                     --------           --------
                                                     $325,903           $296,252
                                                     ========           ========

         Changes in the allowance for loan losses were as follows:

                                                For the years ended December 31,
                                                --------------------------------
                                                   2004        2003         2002
                                                   ----        ----         ----

BALANCE, BEGINNING OF YEAR .................      $3,438      $2,850      $2,288
     Provision for loan losses .............         589       1,106         944
     Loans charged off .....................         448         565         410
     Loans recovered .......................         112          47          28
                                                  ------      ------      ------

BALANCE, END OF YEAR .......................      $3,691      $3,438      $2,850
                                                  ======      ======      ======

            At December 31, 2004 and 2003 nonaccrual loans amounted to $670,000 and $829,000, respectively. Foregone interest income was approximately $46,000, $101,000, and $76,000 on nonaccrual loans for 2004, 2003 and 2002, respectively. There were no impaired loans at December 31, 2004 and 2003.


NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                                                                           December 31,
                                                                              Estimated                    ------------
                                                                            useful lives              2004              2003
                                                                            ------------              ----              ----
Land ....................................................................                           $ 2,145           $ 2,122
Building and improvements ...............................................    15 - 40 years            7,369             6,262
Furniture, fixtures and equipment .......................................     3 - 10 years            7,082             6,365
                                                                                                    -------           -------
 ........................................................................                            16,596            14,749
Less accumulated depreciation ...........................................                             5,521             4,518
                                                                                                    -------           -------
                                                                                                    $11,075           $10,231
                                                                                                    =======           =======

            Depreciation expense of approximately $1,075,000, $967,000, and $614,000 for 2004, 2003 and 2002, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS

         The  composition  of  deposits  is  as  follows   (tabular  amounts  in
thousands):

                                                                December 31,
                                                                ------------
                                                            2004          2003

Demand deposits, noninterest bearing .............       $ 51,507       $ 42,288
NOW and money market accounts ....................         95,604         94,812
Savings deposits .................................         11,964         10,377
Time certificates, $100,000 or more ..............         81,015        114,075
Other time certificates ..........................        106,055         91,777
                                                         --------       --------

         Total ...................................       $346,145       $353,329
                                                         ========       ========

         The amounts and scheduled maturities of deposits are as follows

(tabular amounts in thousands):

                                                                December 31,
                                                                ------------
                                                            2004           2003
                                                            ----           ----
Time certificates maturing
     Within one year .............................       $110,298       $135,318
     After one but within two years ..............         41,786         37,734
     After two but within three years ............         32,385         25,119
     After three but within four years ...........          1,780          5,737
     After four years ............................            821          1,944
                                                         --------       --------

                                                          187,070        205,852

Transaction and savings accounts .................        159,075        147,477
                                                         --------       --------

                                                         $346,145       $353,329
                                                         ========       ========

         Certificates of deposit in excess of $100,000 totaled approximately $81,015,000 and $114,075,000 at December 31, 2004 and 2003, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $2,422,000 in 2004, $2,247,000 in 2003, and $2,197,000 in 2002.

         The Banks had no time certificates from customers outside their market area, at December 31, 2004 and 2003, respectively.


NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                                   December 31,
                                                                                                                   ------------
                                                                                                              2004             2003
                                                                                                              ----             ----
U. S. Government securities with an amortized cost of $48,768,000 ($48,322,000 fair value) and $40,528,000 ($40,676,000 fair value) at
     December 31, 2004 and 2003, respectively, collateralize the agreements ......................          $33,953          $24,390
                                                                                                            =======          =======

            The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 1.07 and 1.34 percent for 2004 and 2003, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $31,856,000, $28,783,000, during 2004 and 2003, respectively. The maximum amounts outstanding at any month-end were $36,243,000 and $33,035,000 during 2004 and 2003, respectively.

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

            The Banks had advances aggregating $8,500,000 and $5,000,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, the Banks had $3,500,000 of advances at interest rates of 1.63 percent and which matured daily. At December 31, 2004 and 2003, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. At December 31, 2004 and 2003, the advances were collateralized by qualifying mortgage loans aggregating approximately $61,445,000 and $59,983,000, respectively, and by FHLB stock owned by all three Banks. Additional borrowings under similar terms are available which may require pledging additional collateral and purchasing additional stock in the FHLB.


NOTE 9 - UNUSED LINES OF CREDIT

            The Banks have unused short-term lines of credit to purchase federal funds from unrelated banks totaling $30,178,000 at December 31, 2004. These lines of credit are available on a one to seven day basis for general corporate purposes.

            The Peoples National Bank has the ability to borrow an additional $33,090,000 or 13.7 percent of total assets from the FHLB as of December 31, 2004. The Bank of Anderson, N.A. has the ability to borrow an additional $17,449,000 or 12.3 percent of total assets, and the Seneca National Bank has the ability to borrow an additional $2,406,000 or 5.1 percent of total assets. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.


NOTE 10 - INCOME TAXES

         Provision for income taxes consists of the following (tabular amounts in thousands):

                                               For the years ended December 31,
                                               --------------------------------
                                              2004          2003          2002
                                              ----          ----          ----
Current tax provision
    Federal ..........................      $ 1,703       $ 2,736       $ 2,299
    State ............................          160           229           201
                                            -------       -------       -------

           Total current taxes .......        1,863         2,965         2,500
    Deferred tax benefit .............         (209)          (97)          (34)
                                            -------       -------       -------

                                            $ 1,654       $ 2,868       $ 2,466
                                            =======       =======       =======

         Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                For the years ended December 31,
                                                --------------------------------
                                                     2004      2003       2002
                                                     ----      ----       ----
Tax expense at statutory rate .................    $1,762     $2,690     $2,328
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit        104        149        129
    Tax-exempt interest income ................       (79)       (61)       (51)
    Investment in life insurance ..............      (159)       (32)       (22)
    Other .....................................        26        122         82
                                                   ------     ------     ------

      Provision for income taxes ..............    $1,654     $2,868     $2,466
                                                   ======     ======     ======




                                                                     (Continued)

             Deferred tax assets (liabilities) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. Management believes realization of the deferred tax assets is more likely than not and accordingly has not recorded a valuation allowance. The sources and the cumulative tax effect of temporary differences are as follows:

                                                              December 31,
                                                              ------------
                                                          2004            2003
                                                          ----            ----

Deferred tax assets
    Allowance for loan losses ....................        $1,255         $1,238
    Deferred compensation ........................           194            131
    Unrealized holding losses on
        securities available for sale ............           237              -
    Other ........................................            48             28
                                                         -------        -------
                                                           1,734          1,397
                                                         -------        -------
Deferred tax liabilities
    Depreciation .................................          (502)          (611)
    Unrealized holding gains on
       securities available for sale .............             -            (32)
                                                         -------        -------
                                                            (502)          (643)
                                                         -------        -------
Net deferred tax assets included in
  other assets and other liabilities .............       $ 1,232        $   754
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

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $91,847,000. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

            At December 31, 2004, there were $6,077,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 12 - LEGAL CONTINGENCIES

             The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2004 and 2003, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $7,533,000 and $7,375,000, respectively. During 2004, $3,506,000 of new loans were made to this group and repayments of $3,348,000 were received. This same group had deposits in the banks of $7,892,000.

NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 5,822,608 in 2004, 5,523,842 in 2003 and 5,261,577 in 2002. The
weighted average number of common shares outstanding for diluted net income per common share was 6,034,430 in 2004, 6,015,832 in 2003, and 5,969,752 in 2002.

         The Company declared or issued five percent common stock dividends in 2004, 2003, and 2002. Additionally, the Company effected a 3-for-2 stock split in October 2004. Upon issuance of the 3-for-2 stock split, the Company filed articles of amendment to its Articles of Incorporation increasing its authorized shares from 10,000,000 to 15,000,000 and decreasing its par value from $1.67 per share to $1.11 per share. Net income per common share in prior years has been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2004 the Company did not have any retained earnings.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

         A summary of the status of the plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below (all shares have been adjusted for stock dividends and the stock split):

                                                   2004                       2003                             2002
                                                   ----                       ----                             ----
                                                       Weighted                      Weighted                          Weighted
                                                        average                      average                            average
                                        Shares       exercise price      Shares    exercise price      Shares         exercise price
                                        ------       --------------      ------    --------------      ------         --------------
Outstanding at beginning of year ....    375,800         $5.53          364,224        $ 5.09           357,730            $ 4.83
Granted .............................     38,584         15.05           11,576         12.10            28,651             10.50
Exercised ...........................    (23,165)         6.21                -             -           (22,157)             4.04
Forfeited or expired ................          -             -                -             -                 -                 -
                                        --------                       --------                        --------
Outstanding at end of year ..........    391,219          6.50          375,800          5.53           364,224              5.09
                                        ========                       ========                        ========
Options exercisable at year-end .....    391,219                        360,275                         335,433
Weighted average fair value of
  options granted during the year ...   $   5.51                       $   8.87                        $   6.79
Shares available for grant ..........    387,630                        426,965                         438,541

         The following table summarizes information at December 31, 2004:

                                                  Options outstanding                           Options exercisable
                                                  -------------------                           -------------------
                                                        Weighted
                                                         average           Weighted                            Weighted
      Range of                                          remaining          average                             average
      exercise                        Number           contractual         exercise          Number            exercise
       prices                       outstanding           life              price          exercisable          price
       ------                       -----------           ----              -----          -----------          -----
     $ 2.35                           68,622               .5 years        $ 2.35             68,622            $ 2.35
       4.06                          144,004              2.3                4.06            144,004              4.06
       6.19                            3,150              3.3                6.19              3,150              6.19
       6.17                           31,636              3.6                6.17             31,636              6.17
       6.17                           14,745              3.8                6.17             14,745              6.17
       7.49                            9,018              4.3                7.49              9,018              7.49
       9.43                           14,310              4.3                9.43             14,310              9.43
       9.88                            8,199              5.1                9.88              5,738              9.88
       8.92                            2,733              5.3                8.92              1,913              8.92
       8.79                           13,650              5.4                8.79             13,650              8.79
       8.78                            1,822              5.2                8.78              1,275              8.78
       8.78                            3,644              5.7                8.78              2,550              8.78
      10.24                           13,872              6.4               10.24             13,872             10.24
      10.80                           12,409              6.6               10.80              6,138             10.80
      12.11                           11,564              7.4               12.11             11,564             12.11
      14.93                           34,691              8.4               14.93             16,487             14.93
      15.87                            1,575              8.7               15.87                394             15.87
      17.05                            1,575              8.8               17.05                394             17.05
                                     --------                                                --------
                                     391,219                                                 359,460
                                     ========                                               ========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002: dividend yields from $.23 to $.28 per share, expected volatility from 5 to 27 percent, risk-free interest rates from 4.50 to 6.50 percent and expected life of 10 years.

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





                                                                     (Continued)

NOTE 17 - EMPLOYEE BENEFIT PLANS

            The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first six percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $136,526, $135,619, and $111,207 were charged to operations during 2004, 2003 and 2002, respectively.

            Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $495,210, $173,997, and $54,573 in 2004, 2003, and 2002, respectively.


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

            Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2004, that the Banks meet all capital adequacy requirements to which they are subject.

            As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                   To be well
                                                                                                               capitalized under
                                                                                      For capital              prompt corrective
                                                                                   adequacy purposes           action provisions
                                                              Actual                    Minimum                     Minimum
                                                              ------                    -------                     -------
                                                       Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                       ------        -----        ------        -----        ------        -----
                                                                                 (amounts in thousands)
Peoples Bancorporation, Inc.:

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........    $ 42,382      12.35%      $ 27,454        8.00%       $34,317        10.00%
    Tier I Capital (to risk-weighted assets) .......      38,700      11.27         13,736        4.00         20,603         6.00
    Tier I Capital (to average assets) .............      38,700       8.92         17,354        4.00         21,693         5.00

As of December 31, 2003
    Total Capital (to risk-weighted assets) ........    $ 39,537      12.37%      $ 25,570        8.00%       $31,962        10.00%
    Tier I Capital (to risk-weighted assets) .......      36,099      11.30         12,778        4.00         19,168         6.00
    Tier I Capital (to average assets) .............      36,099       8.46         17,068        4.00         21,335         5.00


The Peoples National Bank:

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........    $ 24,570      12.61%      $ 15,588        8.00%     $  19,485        10.00%
    Tier I Capital (to risk-weighted assets) .......      22,541      11.57          7,793        4.00         11,689         6.00
    Tier I Capital (to average assets) .............      22,541       9.10          9,908        4.00         12,385         5.00

As of December 31, 2003
    Total Capital (to risk-weighted assets) ........    $ 23,564      12.58%     $  14,985        8.00%     $  18,731        10.00%
    Tier I Capital (to risk-weighted assets) .......      21,483      11.47          7,492        4.00         11,238         6.00
    Tier I Capital (to average assets) .............      21,483       8.47         10,145        4.00         12,682         5.00

Bank of Anderson, N.A.:

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........    $ 11,325      10.26%      $  8,830        8.00%       $11,038        10.00%
    Tier I Capital (to risk-weighted assets) .......      10,149       9.19          4,417        4.00          6,626         6.00
    Tier I Capital (to average assets) .............      10,149       7.21          5,631        4.00          7,038         5.00

As of December 31, 2003
    Total Capital (to risk-weighted assets) ........    $  9,972       10.61%     $  7,519        8.00%       $ 9,399        10.00%
    Tier I Capital (to risk-weighted assets) .......       9,045        9.63         3,757        4.00          5,635         6.00
    Tier I Capital (to average assets) .............       9,045        7.17         5,046        4.00          6,308         5.00

Seneca National Bank:

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........    $  4,794      12.59%       $ 3,046        8.00%        $3,808        10.00%
    Tier I Capital (to risk-weighted assets) .......       4,318      11.34          1,523        4.00          2,285         6.00
    Tier I Capital (to average assets) .............       4,318       9.11          1,895        4.00          2,369         5.00

As of December 31, 2003
    Total Capital (to risk-weighted assets) ........    $  4,411      11.79%       $ 2,993        8.00%       $ 3,741        10.00%
    Tier I Capital (to risk-weighted assets) .......       3,981      10.64          1,497        4.00          2,245         6.00
    Tier I Capital (to average assets) .............       3,981       7.92          2,011        4.00          2,513         5.00

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

         Securities   are  valued  using  quoted  fair  market   prices.   Other
investments are valued at par value.

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                 December 31,
                                                                                                 ------------
                                                                                     2004                             2003
                                                                                     ----                             ----
                                                                          Carrying          Fair           Carrying           Fair
                                                                           amount           value           amount            value
                                                                           ------           -----           ------            -----
Financial assets:
     Cash and due from banks ...................................         $  8,630         $  8,630         $  9,164         $  9,164
     Interest-bearing deposits in other banks ..................            1,028            1,028              214              214
     Federal funds sold ........................................            2,631            2,631           11,865           11,865
     Securities available for sale .............................           62,052           62,052           78,714           78,714
     Securities held for investment ............................            7,386            7,451            5,632            5,752
     Other investments .........................................            1,809            1,809            2,147            2,147
     Mortgage loans held for sale ..............................                -                -            5,101            5,101
     Loans (gross) .............................................          325,903          322,090          296,252          295,423

                                                                     (Continued)

                                                                                               December 31,
                                                                                               ------------
                                                                                    2004                               2003
                                                                        Carrying           Fair            Carrying           Fair
                                                                          amount           Value            amount            value
                                                                          ------           -----            ------            -----
Financial liabilities:
     Deposits ..................................................         $346,145         $349,592         $353,329         $357,161
     Securities sold under repurchase agreements ...............           33,953           33,953           24,390           24,390
     Federal Funds Purchased ...................................              572              572                -                -
     Advances from Federal Home Loan Bank ......................            8,500            8,500            5,000            5,000


                                                              Notional or                           Notional or
                                                                contract             Fair            contract             Fair
                                                                 amount              value            amount              value
                                                                 ------              -----            ------              -----
Financial instruments with off-balance sheet risk:
Commitments to extend credit ...........................          $91,847               -             $84,557               -
Standby letters of credit ..............................            6,077               -               4,453               -


NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (amounts in thousands):


                            CONDENSED BALANCE SHEETS

                                                              December 31,
                                                              ------------
                                                          2004             2003
                                                          ----             ----
ASSETS
    Cash .........................................         $1,701           $556
    Due from subsidiaries ........................              -            259
    Investment in bank subsidiaries ..............         36,680         34,895
    Other assets .................................            199            667
                                                          -------        -------
                                                          $38,580        $36,377
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................           $340           $216
    Shareholders' equity .........................         38,240         36,161
                                                          -------        -------

                                                          $38,580        $36,377
                                                          =======        =======

                         CONDENSED STATEMENTS OF INCOME

                                                For the years ended December 31,
                                                --------------------------------
                                                    2004       2003       2002
                                                    ----       ----       ----
INCOME

    Fees and dividends from subsidiaries ......    $4,271     $3,861     $3,199
    Other income ..............................         -          -         94
                                                  -------    -------    -------
                                                    4,271      3,861      3,293
                                                  -------    -------    -------
EXPENSES
    Salaries and benefits .....................     2,205      1,996      1,692
    Occupancy .................................        22         22         88
    Equipment .................................       298        233        168
    Other operating ...........................       706        675        683
                                                  -------    -------    -------
                                                    3,231      2,926      2,631
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES ..............................     2,478      4,091      3,683
                                                  -------    -------    -------
         Income before income taxes ...........     3,518      5,026      4,345

INCOME TAX BENEFIT ............................       (10)       (18)       (38)
                                                  -------    -------    -------

         Net income ...........................    $3,528     $5,044     $4,383
                                                  =======    =======    =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                           2004              2003             2002
                                                                                           ----              ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 3,528          $ 5,044          $ 4,383
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (2,478)          (4,091)          (3,683)
         Depreciation ...........................................................               -                -               28
         Amortization ...........................................................               -                -                2
         (Increase) decrease in other assets ....................................             706             (120)            (198)
         Increase (decrease) in other liabilities ...............................             124              (21)              54
                                                                                          -------          -------          -------
           Net cash provided by operating activities ............................           1,880              812              586
                                                                                          -------          -------          -------
INVESTING ACTIVITIES
    Investment in bank subsidiaries .............................................               -                -           (1,500)
    Proceeds from the sale of premises and equipment ............................               -                -            1,823
                                                                                          -------          -------          -------
           Net cash provided by investing activities ............................               -                -              323
                                                                                          -------          -------          -------
FINANCING ACTIVITIES
    Proceeds from the exercise of stock options .................................             144                -               90
    Cash dividends ..............................................................          (1,051)            (994)            (778)
    Cash in lieu of fractional share on stock dividends and splits ..............             (20)             (13)             (10)
    Proceeds (repayment) of advances from subsidiaries ..........................             192              131             (257)
                                                                                          -------          -------          -------
           Net cash used for financing activities ...............................            (735)            (876)            (955)
                                                                                          -------          -------          -------
           Net increase (decrease) in cash ......................................           1,145              (64)             (46)

CASH, BEGINNING OF YEAR .........................................................             556              620              666
                                                                                          -------          -------          -------
CASH, END OF YEAR ...............................................................         $ 1,701          $   556          $   620
                                                                                          =======          =======          =======

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited condensed financial data by quarter for 2004 and 2003 is as follows (amounts, except share data, in thousands):

                                                                                           Quarter ended
                                                                                           -------------
                                                      2004           March 31          June 30        September 30       December 31
                                                      ----           --------          -------        ------------       -----------
Interest income ............................................        $    5,083        $    5,113        $    5,324        $    5,543
Interest expense ...........................................             1,650             1,583             1,584             1,624
                                                                    ----------        ----------        ----------        ----------
     Net interest income ...................................             3,433             3,530             3,740             3,919
Provision for loan losses ..................................               130               153               153               153
                                                                    ----------        ----------        ----------        ----------
     Net interest income after
        provision for loan losses ..........................             3,303             3,377             3,587             3,766
Noninterest income .........................................             1,303             1,530             1,193               970
Noninterest expenses .......................................             3,792             3,456             3,298             3,301
                                                                    ----------        ----------        ----------        ----------
     Income before income taxes ............................               814             1,451             1,482             1,435
Provision for income taxes .................................               273               454               460               467
                                                                    ----------        ----------        ----------        ----------
     Net income ............................................        $      541        $      997            $1,022        $      968
                                                                    ==========        ==========        ==========        ==========
Basic net income per common share (1)(2) ...................        $     0.09        $     0.17             $0.18        $     0.17
                                                                    ==========        ==========        ==========        ==========
Diluted net income per common share (1)(2) .................        $    $0.09        $     0.17             $0.17        $     0.16
                                                                    ==========        ==========        ==========        ==========
Basic weighted average shares
     outstanding (1)(2) ....................................         5,800,338         5,800,338         5,810,581         5,814,744
                                                                    ==========        ==========        ==========        ==========
Diluted weighted average shares
     outstanding (1)(2) ....................................         6,038,104         6,030,254         6,057,123         6,079,581
                                                                    ==========        ==========        ==========        ==========

                                                                                              Quarter ended
                                                                                              -------------
                                             2003                    March 31          June 30        September 30       December 31
                                             ----                    --------          -------        ------------       -----------

Interest income ............................................        $    5,325        $    5,196        $    5,236        $    5,150
Interest expense ...........................................             1,936             1,915             1,872             1,803
                                                                    ----------        ----------        ----------        ----------
     Net interest income ...................................             3,389             3,281             3,364             3,347
Provision for loan losses ..................................               129               329               549                99
                                                                    ----------        ----------        ----------        ----------
     Net interest income after
        provision for loan losses ..........................             3,260             2,952             2,815             3,248
Noninterest income .........................................             2,734             3,432             3,112             1,024
Noninterest expenses .......................................             3,394             3,530             3,873             3,868
                                                                    ----------        ----------        ----------        ----------
     Income before income taxes ............................             2,600             2,854             2,054               404
Provision for income taxes .................................               943             1,043               749               133
                                                                    ----------        ----------        ----------        ----------
     Net income ............................................        $    1,657        $    1,811        $    1,305        $      271
                                                                    ==========        ==========        ==========        ==========
Basic net income per common share (1)(2) ...................        $     0.29        $     0.31        $     0.23        $     0.05
                                                                    ==========        ==========        ==========        ==========
Diluted net income per common share (1)(2) .................        $     0.28        $     0.30        $     0.22        $     0.05
                                                                    ==========        ==========        ==========        ==========
Basic weighted average shares
     outstanding (1)(2) ....................................         5,801,209         5,801,209         5,801,209         5,800,338
                                                                    ==========        ==========        ==========        ==========
Diluted weighted average shares
     outstanding (1)(2) ....................................         6,005,456         6,000,244         6,030,724         6,031,919
                                                                    ==========        ==========        ==========        ==========

(1)  Share and per share data has been restated to reflect 3 for 2 stock split.
(2) Share and per share data has been restated to reflect 5 percent stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e))), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the year covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 229.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9 B. OTHER INFORMATION

         The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.


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

         Garnet A. Barnes, age 81, has served as director of the Company and The Peoples National Bank since 1992. Mr. Barnes has reached mandatory retirement age for directors under the proposed changes to the Company's Bylaws that will be voted on by the shareholders at the 2005 annual shareholder meeting. Accordingly, Mr. Barnes has not been nominated for re-election at the 2005 annual shareholder meeting. Mr. Barnes has been President of Barnes Real Estate, Inc. since 1964. In addition, Mr. Barnes is President of Smithfield Development Corporation and Vice President and Secretary of Pinnacle Associates.

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

         The following table sets forth aggregated information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                  Number  of  securities      Weighted-average         Number of securities
                               to be issued upon           exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
------------------             --------------------        ------------------       -------------------------
Equity compensation
Plans approved by
Security holders                     391,219                     $ 6.50                   387,630

Equity compensation
Plans not approved
By security holders                        0                     $ 0.00                         0
                                  ----------                     ------                ----------

Total                                391,219                     $ 6.50                   387,630

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

                                     PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT

          (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

         Report of Independent Registered Public Accounting Firm.

         Consolidated Balance Sheets - December 31, 2004 and 2003

         Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements - December 31, 2004

         (a) (3) Listing of Exhibits:

Exhibit No.                    Description of Exhibit

3 (i)             Articles  of   Incorporation   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended September 30, 2004).

3(ii)             Bylaws,    (incorporated    by   reference   to   Registrant's
                  Registration Statement on Form 8-A)

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.2              Peoples Bancorporation, Inc. 1993 Incentive Stock Option Plan
                  (incorporated   by  reference  to  exhibits  to   Registrant's
                  Registration Statement on Form S-8 (Number 333-121158)).

10.3 Peoples Bancorporation, Inc. 1997 Non-Employee Directors Stock Option Plan (incorporated by reference to exhibits to
                  Registrant's Registration Statement on Form S-8 (Number 333-121157)).

10. 4             Peoples   Bancorporation,   Inc.   2004  Stock   Option   Plan
                  (incorporated   by  reference  to  exhibits  to   Registrant's
                  Registration Statement on Form S-8 (Number 333-121156)).

10.5 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and David C. King.

10.6 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and R. Riggie Ridgeway.

10.7 on-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and William B. West.

10.8 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas.

10. 9 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.10 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.11 Split Dollar Agreement between the Company and Robert E. Dye, Sr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.12             Spit  Dollar  Agreement  between  the  Company  and  Ralph  R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

21.               Subsidiaries of the Registrant

23.               Consent of Elliott Davis, LLC

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

31.2              Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Peoples Bancorporation, Inc.


Dated:  March 25, 2005                      By:   s/R. Riggie Ridgeway
                                                 -------------------------------
                                                  R. Riggie Ridgeway
                                                  President and Chief
                                                  Executive Officer


Dated:  March 25, 2005                       By:  s/Robert E. Dye, Jr.
                                                 -------------------------------
                                                 Robert E. Dye. Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                        Title                       Date
       ---------                                        -----                       ----
s/ Garnet A. Barnes                                  Chairman and               March 25, 2005
--------------------------------------------
Garnet A. Barnes                                     Director

s/ James A. Black, Jr.                               Director                   March 25, 2005
--------------------------------------------
James A. Black, Jr.

s/ William A. Carr                                   Director                   March 25, 2005
--------------------------------------------
William A. Carr

s/ Charles E. Dalton                                 Director                   March 25, 2005
--------------------------------------------
Charles E. Dalton


s/ Robert E. Dye, Jr.                               Senior Vice                 March 25, 2005
--------------------------------------------        President, Secretary
Robert E. Dye, Jr.                                  and Director

s/ W. Rutledge Galloway                              Director                   March 25, 2005
--------------------------------------------
W. Rutledge Galloway

s/ David C. King                                     Director                   March 25, 2005
--------------------------------------------
David C. King

s/ Andrew M. McFall, III                             Director                   March 25, 2005
--------------------------------------------
Andrew M. McFall, III

                                                     Director                   March __, 2005
--------------------------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.                            Director                   March 25, 2005
--------------------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                             Director                   March 25, 2005
--------------------------------------------
George B. Nalley, Jr.

s/ Larry D. Reeves                                   Director                   March 25, 2005
--------------------------------------------
Larry D. Reeves

s/ R. Riggie Ridgeway                                President, Chief           March 25, 2005
--------------------------------------------         Executive Officer,
R. Riggie Ridgeway                                   and Director


s/ Nell W. Smith                                     Director                   March 25, 2005
--------------------------------------------
Nell W. Smith

s/ A. J. Thompson, Jr., M.D.                         Director                   March 25, 2005
--------------------------------------------
A. J. Thompson, Jr., M. D.

s/ William B. West                                   Executive Vice             March 25, 2005
--------------------------------------------         President, Treasurer
William B. West                                      and Director

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

3 (i)             Articles  of   Incorporation   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended September 30, 2004).

3(ii)             Bylaws,    (incorporated    by   reference   to   Registrant's
                  Registration Statement on Form 8-A)

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

10.2              Peoples Bancorporation, Inc. 1993 Incentive Stock Option Plan
                  (incorporated   by  reference  to  exhibits  to   Registrant's
                  Registration Statement on Form S-8 (Number 333-121158)).

10.3 Peoples Bancorporation, Inc. 1997 Non-Employee Directors Stock Option Plan (incorporated by reference to exhibits to
                  Registrant's Registration Statement on Form S-8 (Number 333-121157)).

10. 4             Peoples   Bancorporation,   Inc.   2004  Stock   Option   Plan
                  (incorporated   by  reference  to  exhibits  to   Registrant's
                  Registration Statement on Form S-8 (Number 333-121156)).

10.5 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and David C. King.

10.6 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and R. Riggie Ridgeway.

10.7 on-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and William B. West.

10.8 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas.

10. 9 Salary Continuation Agreement between The Peoples National Bank and Robert E. Dye, Sr., dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.10 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.11 Split Dollar Agreement between the Company and Robert E. Dye, Sr. (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.12             Spit  Dollar  Agreement  between  the  Company  and  Ralph  R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

21.               Subsidiaries of the Registrant

23.               Consent of Elliott Davis, LLC

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

31.2              Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications