Form 10-Q
period 2005-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2005-05-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended                                Commission file
          March 31, 2005                                          000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

             South Carolina                                 57-09581843
     -----------------------------                      --------------------
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

                                 Yes [ ] No [X]

                     The number of outstanding shares of the
                      issuer's $1.11 par value common stock
                        as of May 2, 2004 was 5,917,855.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                         March 31,         March 31,    December 31,
                                                                                           2005              2004           2004
                                                                                         Unaudited         Unaudited       Audited
                                                                                         ---------         ---------       -------
ASSETS
CASH AND DUE FROM BANKS ..........................................................       $  10,775        $  12,774       $   8,630
INTEREST-BEARING DEPOSITS IN OTHER BANKS .........................................             783              320           1,028
FEDERAL FUNDS SOLD ...............................................................          16,244           14,315           2,631
                                                                                         ---------        ---------       ---------
     Total cash and cash equivalents .............................................          27,802           27,409          12,289
SECURITIES
     Available for sale ..........................................................          60,878           68,675          62,052
     Held for investment (market value of $7,531, $7,393 and $7,451) .............           7,579            7,180           7,386
     Other investments, at cost ..................................................           1,725            1,814           1,809
LOANS-less allowance for loan losses of $3,774, $3,464 and $3,691 ................         331,354          295,729         322,212
MORTGAGE LOANS HELD FOR SALE .....................................................               -            8,777               -
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...............................................          10,884           10,984          11,075
ACCRUED INTEREST RECEIVABLE ......................................................           1,798            1,616           1,830
CASH SURRENDER VALUE OF LIFE INSURANCE ...........................................           9,143            9,553           9,049
OTHER ASSETS .....................................................................           2,645            1,686           2,094
                                                                                         ---------        ---------       ---------
         TOTAL ASSETS ............................................................       $ 453,808        $ 433,423       $ 429,796
                                                                                         =========        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .........................................................       $  44,804        $  49,531       $  51,507
     Interest-bearing ............................................................         331,237          308,084         294,638
                                                                                         ---------        ---------       ---------
         Total deposits ..........................................................         376,041          357,615         346,145
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..................................................................          31,600           31,701          33,953
FEDERAL FUNDS PURCHASED ..........................................................               -                -             572
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..........................................           5,000            5,000           8,500
ACCRUED INTEREST PAYABLE .........................................................           1,366            1,497           1,154
OTHER LIABILITIES ................................................................           1,099            1,046           1,232
                                                                                         ---------        ---------       ---------
         Total Liabilities .......................................................         415,106          396,859         391,556
                                                                                         ---------        ---------       ---------
SHAREHOLDERS' EQUITY
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 5,910,069 shares, 5,523,842 shares .....................           6,560            6,150           6,463
       and 5,822,608 shares outstanding, respectively ............................
Additional paid-in capital .......................................................          32,373           29,505          32,237
Retained Earnings ................................................................             616              727               -
Accumulated other comprehensive income ...........................................            (847)             182            (460)
                                                                                         ---------        ---------       ---------
         Total Shareholders' Equity ..............................................          38,702           36,564          38,240
                                                                                         ---------        ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................       $ 453,808        $ 433,423       $ 429,796
                                                                                         =========        =========       =========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)

                                                                                                               (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                      2005                    2004
                                                                                                      ----                    ----
INTEREST INCOME
   Interest and fees on loans ......................................................              $    5,248              $    4,480
   Interest on securities
       Taxable .....................................................................                     446                     517
       Tax-exempt ..................................................................                      59                      52
   Interest on federal funds .......................................................                      54                      34
                                                                                                  ----------              ----------
Total interest income ..............................................................                   5,807                   5,083
                                                                                                  ----------              ----------

INTEREST EXPENSE
   Interest on deposits ............................................................                   1,603                   1,529
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................................                     146                      60
Interest on notes payable Federal Home Loan Bank ...................................                      96                      61
                                                                                                  ----------              ----------
Total interest expense .............................................................                   1,845                   1,650
                                                                                                  ----------              ----------
     Net interest income ...........................................................                   3,962                   3,433

PROVISION FOR LOAN LOSSES ..........................................................                     173                     130
                                                                                                  ----------              ----------
Net interest income after provision for loan losses ................................                   3,789                   3,303

NON-INTEREST INCOME
   Service fees and other income ...................................................                     885                     738
   Gain on sale of mortgage loans held for sale ....................................                       -                     472
   Gain on sale of available for sale securities ...................................                       4                      93
                                                                                                  ----------              ----------
                                                                                                         889                   1,303
NON-INTEREST EXPENSES
   Salaries and benefits ...........................................................                   1,968                   2,155
   Occupancy .......................................................................                     173                     159
   Equipment .......................................................................                     367                     295
   Marketing and advertising .......................................................                      85                      79
   Communications ..................................................................                      57                      61
   Printing and supplies ...........................................................                      36                      43
   Bank paid loan costs ............................................................                      53                      61
   Director fees ...................................................................                      79                      72
   Other post employment benefits ..................................................                      29                     419
   Other operating expenses ........................................................                     486                     448
                                                                                                  ----------              ----------
             Total noninterest expenses ............................................                   3,333                   3,792
                                                                                                  ----------              ----------
   Income before income taxes ......................................................                   1,345                     814
PROVISION FOR INCOME TAXES .........................................................                     434                     273
                                                                                                  ----------              ----------

   Net income ......................................................................              $      911              $      541
                                                                                                  ==========              ==========

INCOME PER COMMON SHARE:
   BASIC ...........................................................................              $     0.15              $     0.09
                                                                                                  ==========              ==========
   DILUTED .........................................................................              $     0.15              $     0.09
                                                                                                  ==========              ==========

WEIGHTED AVERAGE COMMON SHARES:
   BASIC ...........................................................................               5,883,322               5,800,338
                                                                                                  ==========              ==========
   DILUTED .........................................................................               6,074,318               6,038,104
                                                                                                  ==========              ==========

DIVIDENDS PAID PER COMMON SHARE ....................................................              $     0.05              $     0.05
                                                                                                  ==========              ==========

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2004 and 2005

                    (Dollars in thousands except share data)


                                  (Unaudited)

                                                                                                          Accumulated
                                                           Common stock          Additional                 other         Total
                                                           ------------          paid-in       Retained  comprehensive shareholders'
                                                         Shares         Amount   capital       earnings    income          equity
                                                         ------         ------   -------       --------    ------          ------
Balance, December 31, 2003 ........................    5,523,842       $6,150     $29,505       $ 444       $  62          $36,161
Net income ........................................            -            -           -         541           -              541
Other comprehensive income, net of tax:
   Unrealized holding losses on
    securities available for sale,
    net of income taxes of $94 ....................            -            -           -           -         181              181
   Less reclassification
    adjustments for gains
    included in net income, net of
    income taxes of $32 ...........................            -            -           -           -         (61)             (61)
                                                                                                                           -------
Comprehensive income ..............................                                                                            661

Cash dividends ....................................            -            -           -        (258)          -             (258)
                                                       ---------       ------     -------       -----       -----          -------
Balance, March 31, 2004 ...........................    5,523,842       $6,150     $29,505       $ 727       $ 182          $36,564
                                                       =========       ======     =======       =====       =====          =======

Balance, December 31, 2004 ........................    5,822,608       $6,463     $32,237       $   -       $(460)         $38,240
Net income ........................................            -            -                      911          -              911
Other comprehensive income, net of tax:
   Unrealized holding losses on
    securities available for sale,
    net of income taxes of $204 ...................            -            -           -           -        (384)            (384)
   Less reclassification
    adjustments for gains
    included in net income, net of
    income taxes of $1 ............................            -            -           -           -          (3)              (3)
                                                                                                                           -------
Comprehensive income ..............................                                                                            524
Proceeds from stock options
     exercised ....................................       87,461           97         136           -           -              233
Cash dividends ....................................            -            -           -        (295)          -             (295)
                                                       ---------       ------     -------       -----       -----          -------
Balance, March 31, 2005 ...........................    5,910,069       $6,560     $32,373       $ 616       $(847)         $38,702
                                                       =========       ======     =======       =====       =====          =======

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Three months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                          2005               2004
                                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $    911         $    541
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities
   Loss on sale of premises and equipment ....................................................                 6                -
   Gain on sale of mortgage loans held for sale ..............................................                 -             (472)
   Gain on sale of securities available for sale .............................................                (4)             (93)
   Provision for loan losses .................................................................               173              130
   Depreciation and amortization .............................................................               329              247
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                28               69
   Origination of mortgage loans held for sale ...............................................                 -          (43,368)
   Sale of mortgage loans held for sale ......................................................                 -           40,164
   Decrease in accrued interest receivable ...................................................                32              205
   Decrease (increase) in other assets .......................................................              (347)              69
   Increase (decrease) in accrued interest payable ...........................................               212             (107)
   Increase in other liabilities .............................................................              (133)            (226)
                                                                                                        --------         --------
     Net cash provided by (used for) operating activities ....................................             1,207           (2,841)
                                                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ...............................................              (614)          (1,556)
   Purchases of securities available for sale ................................................              (503)         (15,708)
   Sales (purchases) of other investments ....................................................                84             (139)
   Proceeds from principal pay downs on securities available for sale ........................               715            1,588
   Proceeds from the sale of securities available for sale ...................................               358            4,456
   Proceeds from the maturities and calls of securities available for sale ...................                 -           20,296
   Proceeds from the maturity of securities held for investment ..............................               410                -
   Investment in life insurance policies .....................................................               (94)          (7,224)
   Net increase in loans .....................................................................            (9,315)          (3,046)
   Proceeds from the sale of premises and equipment ..........................................                12                -
   Purchase of premises and equipment ........................................................              (156)            (999)
                                                                                                        --------         --------
     Net cash used in investing activities ...................................................            (9,103)          (2,332)
                                                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..................................................................            29,896            4,286
   Net increase (decrease) in securities sold under repurchase agreements ....................            (2,353)           7,311
   Net increase in federal funds purchased ...................................................              (572)               -
   Net decrease in advances from Federal Home Loan Bank ......................................            (3,500)               -
   Proceeds from the exercise of stock options ...............................................               233                -
   Cash dividend .............................................................................              (295)            (258)
                                                                                                        --------         --------
     Net cash provided by financing activities ...............................................            23,409           11,339
                                                                                                        --------         --------
     Net increase in cash and cash equivalents ...............................................            15,513            6,166
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .................................................            12,289           21,243
                                                                                                        --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 27,802         $ 27,409
                                                                                                        ========         ========

CASH PAID FOR
     Interest ................................................................................          $  1,877         $  1,757
                                                                                                        ========         ========
     Income Taxes ............................................................................          $    677         $    462
                                                                                                        ========         ========

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2004 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 18, 2005, payable April 4, 2005.

     Statement of Financial Account Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2005 and 2004 was 5,883,322 and 5,800,338, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,074,318 and 6,038,104 for the three months ended March 31, 2005 and 2004.

      The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        Quarter ended March 31,
                                                        -----------------------
                                                             2005      2004
                                                             ----     ----
Net income, as reported ..............................      $ 911     $ 541
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects .........        (24)      (27)
                                                            -----     -----
Pro forma net income .................................      $ 887     $ 514
                                                            =====     =====
Net income per common share
  Basic - as reported ................................      $0.15     $0.09
                                                            =====     =====
  Basic - pro forma ..................................      $0.15     $0.09
                                                            =====     =====
  Diluted - as reported ..............................      $0.15     $0.09
                                                            =====     =====
  Diluted - pro forma ................................      $0.15     $0.09
                                                            =====     =====

     Per share data in 2004 has been restated to reflect the 3-for-2 stock split effected in October 2004 and the 5% stock dividend declared in December 2004.

MANAGEMENT'S OPINION

     The accompanying unaudited financial statements of Peoples Bancorporation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q according to guidelines set forth by the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2004 Annual Report on Form 10-K of Peoples Bancorporation, Inc. Results of operations for the three-month period ending March 31, 2005 are not necessarily indicative of the results to be attained for any other period.

Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K of Peoples Bancorporation, Inc.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses, Loan Loss Experience section of the Company's 2004 Annual Report on Form 10-K and the Allowance for Loan Losses and Provision for Loan Losses sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2005 was $911,000 or $0.15 per diluted share compared to $541,000 or $0.09 per diluted share for the first quarter of 2004, an increase of 68.4%. Return on average equity for the three months ended March 31, 2005 was 9.43% compared to 5.97% for the three months ended March 31, 2004. Return on average assets for the three months ended March 31, 2005 was 0.83% compared to 0.51% for the three months ended March 31, 2004. The increases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first quarter of 2005 are largely attributable to the negative impact of a one-time expense in 2004 related to salary continuation and death benefit plans for executives.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $529,000 or 15.4% to $3,962,000 for the quarter ended March 31, 2005 compared to $3,433,000 for the quarter ended March 31, 2004. The Company's net interest margin was 3.90% for the quarter ended March 31, 2005 compared to 3.45% for the quarter ended March 31, 2004.

     The Company's total interest income for the first quarter of 2005 was $5,807,000 compared to $5,083,000 for the first quarter of 2004, an increase of $724,000 or 14.2%. Interest and fees on loans, the largest component of total interest income, increased $768,000 in the first quarter of 2005 to $5,248,000 compared to $4,480,000 for the first quarter of 2004, an increase of 17.1%. The increase in interest and fees on loans for the three-month period was primarily due to higher average balances in outstanding loans. Interest on taxable securities, the second largest component of total interest income, decreased $71,000 in the first quarter of 2005 to $446,000 compared to $517,000 for the first quarter of 2004, a decrease of 13.7%. The decrease in interest on taxable securities for the three-month period was primarily due to lower average balances in these types of earning assets.

      The Company's total interest expense for the first quarter of 2005 was $1,845,000 compared to $1,650,000 for the first quarter of 2004, an increase of $195,000 or 11.8%. Interest expense on deposits, the largest component of total interest expense, increased $74,000 in the first quarter of 2005 to $1,603,000 compared to $1,529,000 for the first quarter of 2004, an increase of 4.8%. The increase in interest expense on deposits for the three-month period ending March 31, 2005 compared to the same period in 2004 is largely attributable to higher average balances in these accounts. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $86,000 or 143.3% to $146,000 in the first quarter of 2005 compared to $60,000 for the first quarter of 2004. This increase is largely attributable to higher market interest rates experienced at the Company's bank subsidiaries as well as higher average balances in these accounts. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, increased $35,000 or 57.4% to $96,000 for the three months ended March 31, 2005 compared to $61,000 for the three months ended March 31, 2004, largely attributable to higher market interest rates and higher average balances in these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended March 31, 2005 was $173,000 compared to $130,000 for the three months March 31, 2004, an increase of $43,000 or 33.1%. The changes in the Company's provision for loan losses for the first quarter of 2005 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. During the first three months of 2005, The Peoples National Bank made a provision of $75,000 compared to $50,000 for the same period in 2004. Bank of Anderson, N.A. made a provision of $80,000 for the first three months of 2005 compared to $60,000 for the same period of 2004. Seneca National Bank made a provision of $18,000 during the first three months of 2005 compared to $20,000 for the same period of 2004.

Non-interest Income

     Non-interest income decreased $414,000 or 31.8% to $889,000 for the first quarter of 2005 compared to $1,303,000 for the first quarter of 2004. Service fees and other income, the largest component of non-interest income, increased $147,000 or 19.9% to $885,000 for the first quarter of 2005 compared to $738,000 for the first quarter of 2004. The increase in service fees and other income is largely attributable to increased earnings on bank-owned life insurance policies at each of the subsidiary banks from additional policies purchased in the first quarter of 2004, and increased income from customers' deposit accounts.

     Mortgage banking income increased from zero in the first quarter of 2004 to $65,000 in the first quarter of 2005. This is due to the fact that all mortgage banking income was formerly reported as gains on mortgage loans held for sale because these pre-sold loans were closed and funded by The Peoples National Bank prior to their actual sale. Gain on mortgage loans held for sale, the second largest component of non-interest income in 2004, decreased 100% from $472,000 during the first quarter of 2004 to zero during the first quarter of 2005. During 2004 management made the decision to completely exit the wholesale mortgage business due to the significant decrease in demand for residential mortgage loans and refinancings. At December 31, 2004 the Company no longer had any mortgage loans held for sale.

     Gains of $4,000 and $93,000 were realized on the sale of securities available for sale during the three months ended March 31, 2005 and 2004, respectively.

Non-interest Expense

      Total non-interest expense decreased $459,000 or 12.1% to $3,333,000 for the first quarter of 2005 from $3,792,000 for the first quarter of 2004. Salaries and benefits, the largest component of non-interest expense, decreased $187,000 or 8.7% to $1,968,000 for the first quarter of 2005 from $2,155,000 for the first quarter of 2004. The decrease in salaries and benefits is primarily due to a reduction in commissions paid and changes in personnel due to the exit from wholesale mortgage loan originations, and partially offset by normal salary increases and other changes in personnel throughout the Company. Occupancy and furniture and equipment expenses increased $86,000 or 18.9% to $540,000 in the first quarter of 2005 compared to $454,000 in the first quarter of 2004. The increase is primarily attributable to the completion of an expansion and renovation to the main office of Bank of Anderson, N.A. in the third quarter of 2004.

      Other post employment benefits decreased $390,000 or 93.1% to $29,000 for the first quarter of 2005 from $419,000 for the first quarter of 2004. This decrease is attributable to a one-time, non-recurring charge incurred in the first quarter of 2004 of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO who died shortly after March 31, 2004. This charge was required by SFAS No. 112 in accordance with generally accepted accounting principles.

      Miscellaneous other non-interest expenses increased $32,000 or 4.2% to $796,000 for the first three months of 2005 from $764,000 for the first three months of 2004. This increase in attributable to normal recurring operating expenses.

BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 79.4% of total earning assets. As of March 31, 2005, the Company held total gross loans outstanding of $335,128,000. Gross loans increased $9,225,000 or 2.8% from $325,903,000 in total gross outstanding loans at December 31, 2004 and increased $35,935,000 or 12.0% from $299,193,000 in total gross loans outstanding at March 31, 2004. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by type:

Loan Portfolio Composition                                                                      March 31,               December 31,
--------------------------                                                                      ---------               ------------
(Dollars in Thousands)                                                                  2005                2004             2004
                                                                                        ----                ----             ----
                                                                                              (Unaudited)                  (Audited)

Commercial and Industrial - not secured by real estate ....................           $ 39,410           $ 41,146           $ 39,723
Commercial and Industrial - secured by real estate ........................            105,680             88,046             95,965
Residential real estate - mortgage ........................................            103,347             92,618            105,580
Residential real estate - construction ....................................             65,286             55,937             63,380
Consumer loans ............................................................             21,405             21,446             21,255
                                                                                      --------           --------           --------
     Gross Loans ..........................................................           $335,128           $299,193           $325,903
                                                                                      ========           ========           ========

     The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2005 was 6.33% compared to 5.90% for the three months ended March 31, 2004. Between the end of first quarter of 2004 and the end of the first quarter of 2005, the Federal Reserve increased the federal funds target rate seven times for a total of 175 basis points. A large portion of the Company's adjustable rate loans, which constitute 47.9% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

      The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

      The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks employ mortgage loan originators who originate loans that are pre-sold at origination to third parties. The Company also formerly purchased mortgage loans through a wholesale mortgage loan division of The Peoples National Bank, which were pre-sold at origination to third parties. These loans are classified as loans held for sale for reporting purposes. In the first quarter of 2004, the Company originated $43,368,000 and sold $40,164,000 in mortgage loans held for sale. Due to the fact that management made the decision to completely exit the wholesale mortgage business by the end of 2004, there were no mortgage loans held for sale at March 31, 2005 or at December 31, 2004, a decrease of 100% from the $8,777,000 in mortgage loans held for sale at March 31, 2004.

      The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2005 approximately $12,265,000 or 5.2% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2005 was $3,774,000 or 1.13% of loans outstanding (which excludes mortgage loans held for sale) compared to $3,691,000 or 1.13% of loans outstanding at December 31, 2004, and to $3,464,000 or 1.16% of loans outstanding at March 31, 2004. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

      At March 31, 2005 the Company had $2,004,000 in non-accruing loans, $504,000 in restructured loans, $181,000 in loans more than ninety days past due and still accruing interest, and $1,104,000 in Other Real Estate Owned. This compares to $670,000 in non-accruing loans, $512,000 in restructured loans, $838,000 in loans more than ninety days past due on which interest was still being accrued, and $756,000 in other real estate owned at December 31, 2004. At March 31, 2004 the Company had $677,000 in non-accruing loans, no restructured loans, $1,000 in loans more than ninety days past due and still accruing interest, and $728,000 in Other Real Estate Owned. Non-performing loans at March 31, 2005 consisted of $1,899,000 in mortgage loans and $105,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned were 1.13%, 0.69%, and 0.46% at March 31, 2005, December 31, 2004 and
March 31, 2004, respectively.

      Net charge-offs during the three months ended March 31, 2005 were $90,000 compared to net charge-offs of $104,000 for the three months ended March 31, 2004 and net charge-offs of $336,000 for the year ended December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 140%, 245%, and 511% as of March 31, 2005, December 31, 2004, and March 31, 2004,
respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of March 31, 2005, December 31, 2004, and March 31, 2004, the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2005 securities totaled $70,182,000, which represents 16.6% of total earning assets. Securities decreased $1,065,000 or 1.5% from $71,247,000 invested as of December 31, 2004, and decreased $7,487,000 or 9.6% from $77,669,000 invested as of March 31, 2004. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

     At March 31, 2005 the Company's total investments classified as available for sale had an amortized cost of $62,161,000 and a market value of $60,878,000 for an unrealized loss of $1,283,000. This compares to an amortized cost of $62,749,000 and a market value of $62,052,000 for an unrealized loss of $697,000 on the Company's investments classified as available for sale at December 31, 2004. At March 31, 2004 the Company's total investments classified as available for sale had an amortized cost of $70,213,000 and a market value of $70,489,000 for an unrealized gain of $276,000. The change from an unrealized gain to an unrealized loss is the result of the continued decline in the market value of the Company's investments classified as available for sale. This decline in market value is largely due to an increase in market interest rates between March 31, 2004 and March 31, 2005.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,143,000 at March 31, 2005, an increase of $94,000 or 1.0% from the $9,049,000 held at December 31, 2004 and a decrease of $410,000 or 4.3% from the $9,553,000 held at March 31, 2004. The decrease since March 31, 2004 is due to the conversion of certain life insurance policies into cash subsequent to the death of an officer of the Company.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $15,513,000 or 126.2% to $27,802,000 at March 31, 2005 from $12,289,000 at December 31, 2004 and increased $393,000 or 1.4% from $27,409,000 at March 31, 2004. The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $29,896,000 or 8.6% to $376,041,000 at March 31, 2005 from $346,145,000 at December 31, 2004 and $18,426,000 or 5.2% from
$357,615,000 at March 31, 2004. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the three months ended March 31, 2005, interest-bearing deposits averaged $358,187,000 compared to $309,017,000 for the same period of 2004. From time to time the Banks solicit certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. On March 31, 2005 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $7,290,000. On December 31, 2004 and March 31, 2004 there were no outstanding certificates garnered through the Internet, and no brokered deposits.

     The average interest rate paid on interest-bearing deposits was 1.79% during the three months ended March 31, 2005 compared to 1.99% for the same period of 2004. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2005 interest-bearing deposits comprised 88.1% of total deposits compared to 86.1% at March 31, 2004.

     The Company's core deposit base consists largely of consumer time deposits, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.0% and 76.7% for the three months ended March 31, 2005 and 2004, respectively. Time deposits of $100,000 or more represented 23.0% of total deposits at March 31, 2005 and 23.3% at March 31, 2004. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2005 and March 31, 2004 short-term borrowings totaled $31,600,000 and $31,701,000, respectively, and were comprised entirely of securities sold under repurchase agreements. At December 31, 2004 short-term borrowings totaled $38,025,000 and were comprised of $572,000 in federal funds purchased, $3,500,000 in short-term advances from the Federal Home Loan Bank of Atlanta and $33,953,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of March 31, 2005, December 31, 2004, and March 31, 2004.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2005, The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $40,312,000, and the unused portion of this line of credit was $35,312,000. The Company's other two bank subsidiaries, Bank of Anderson and Seneca National Bank, each had established secured lines of credit with the Federal Home Loan Bank at March 31, 2005 of $17,381,000 and $7,188,000, respectively, all of which were unused. At March 31, 2005, the Banks had unused federal funds lines of credit with various correspondent banks totaling $30,750,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

     During the latter part of 2004 and the first three months of 2005, the Company made capital expenditures of approximately $140,000 associated with the renovation of portions of the corporate headquarters building in Easley, SC. Additional expenditures in the amount of approximately $150,000 are expected for the completion of this project. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.


OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2005, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $104,421,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,996,000 at March 31, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. In 2004 the Company engaged in the origination and sale of residential mortgage loans and entered into commitments on an individual loan basis to both originate and sell residential mortgage loans whereby the interest rate on the loan to the borrower and to the end-purchaser of the loan is determined prior to funding (rate lock commitments). At March 31, 2004 the Company had commitments outstanding to originate residential mortgage loans under rate lock commitments from borrowers totaling $27,109,000. Simultaneously, the Company had commitments to sell these loans to third parties under rate lock commitments. The Company did not collect any upfront fees when issuing a mortgage loan commitment to a potential borrower, and mortgages are sold to third parties at par value. The cumulative effect under SFAS No. 133 for rate lock commitments as of March 31, 2004 for the Company was immaterial.

     Neither the Company nor the subsidiaries are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at March 31, 2005.


CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2005:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                                Well                 Adequately
                                                                                            Capitalized             Capitalized
                                                                         Actual             Requirement             Requirement
                                                                         ------             -----------             -----------
                                                                   Amount    Ratio         Amount    Ratio         Amount    Ratio
                                                                   ------    -----         ------    -----         ------    -----
Company:
Total Risk-based Capital .................................       $43,323    12.26%       $35,337    10.00%       $28,269     8.00%
Tier 1 Risk-based Capital ................................        39,549    11.20         21,187     6.00         14,125     4.00
Leverage Ratio ...........................................        39,549     8.91         22,194     5.00         17,755     4.00

Peoples National Bank:
Total Risk-based Capital .................................       $24,884    12.58%       $19,781    10.00%       $15,824     8.00%
Tier 1 Risk-based Capital ................................        22,857    11.55         11,874     6.00          7,916     4.00
Leverage Ratio ...........................................        22,857     9.24         12,369     5.00          9,895     4.00

Bank of Anderson, N. A.:
Total Risk-based Capital .................................       $11,627    10.19%       $11,410    10.00%       $ 9,128     8.00%
Tier 1 Risk-based Capital ................................        10,383     9.10          6,846     6.00          4,564     4.00
Leverage Ratio ...........................................        10,383     7.13          7,281     5.00          5,825     4.00

Seneca National Bank:
Total Risk-based Capital .................................       $ 4,893    11.88%       $ 4,119    10.00%       $ 3,295     8.00%
Tier 1 Risk-based Capital ................................         4,390    10.66          2,471     6.00          1,647     4.00
Leverage Ratio ...........................................         4,390     8.14          2,697     5.00          2,157     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123 (R) is effective beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after June 15, 2005.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

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

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2005, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $36,983,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $121,151,000, $46,588,000 and $50,039,000, respectively, at March 31, 2005.

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


Item 6.       Exhibits

               Exhibits.

31.1     Rule 13a-14(a)/15d-14(a) Certifications
31.2     Rule 13a-14(a)/15d-14(a) Certifications
32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PEOPLES BANCORPORATION, INC.


Dated:  May 11, 2005                    By:    /s/ R. Riggie Ridgeway
                                               ------------------------
                                                 R. Riggie Ridgeway
                                                 President and CEO


Dated:  May 11, 2005                    By:   /s/ Robert E. Dye, Jr.
                                              ------------------------
                                                 Robert E. Dye, Jr.
                                                 Senior Vice President and CFO
                                                 (principal financial officer)

                                                   Exhibit Index

Exhibit No.      Description of Exhibit

31.1             Rule 13a-14(a)/15d-14(a) Certifications
31.2             Rule 13a-14(a)/15d-14(a) Certifications
32               Section 1350 Certifications