Form 10-Q
period 2005-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2005-08-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended                          Commission file
           June 30, 2005                                     000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

          South Carolina                                  57-09581843
          --------------                                  -----------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

      1818 East Main Street, Easley, South Carolina               29640
      ----------------------------------------------           ----------
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

                              Yes [ ] No [X]

                     The number of outstanding shares of the
                      issuer's $1.11 par value common stock
                       as of August 4, 2005 was 5,942,368.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                    June 30,           June 30,         December 31,
                                                                                      2005               2004                2004
                                                                                   Unaudited          Unaudited            Audited
                                                                                   ---------          ---------            -------
ASSETS
CASH AND DUE FROM BANKS ...................................................         $  12,035          $  11,653          $   8,630
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..................................             1,143                961              1,028
FEDERAL FUNDS SOLD ........................................................             2,855              9,976              2,631
                                                                                    ---------          ---------          ---------
     Total cash and cash equivalents ......................................            16,033             22,590             12,289
SECURITIES
     Available for sale ...................................................            64,650             64,053             62,052
     Held for investment (market value of $8,000, $7,334 and
          $7,451) .........................................................             8,027              7,434              7,386
       Other investments, at cost .........................................             1,770              1,814              1,809
LOANS-less allowance for loan losses of $3,933, $3,607 and
          $3,691 ..........................................................           352,693            307,329            322,212
MORTGAGE LOANS HELD FOR SALE ..............................................                 -              4,049                  -
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ........................................            10,995             11,203             11,075
ACCRUED INTEREST RECEIVABLE ...............................................             2,008              1,679              1,830
CASH SURRENDER VALUE OF LIFE INSURANCE ....................................             9,237              9,522              9,049
OTHER ASSETS ..............................................................             2,667              2,202              2,094
                                                                                    ---------          ---------          ---------
         TOTAL ASSETS .....................................................         $ 468,080          $ 431,875          $ 429,796
                                                                                    =========          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..................................................         $  52,770          $  47,551          $  51,507
     Interest-bearing .....................................................           337,289            307,467            294,638
                                                                                    ---------          ---------          ---------
         Total deposits ...................................................           390,059            355,018            346,145
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ...........................................................            27,941             32,589             33,953
FEDERAL FUNDS PURCHASED ...................................................               479                267                572
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...................................             7,000              5,000              8,500
ACCRUED INTEREST PAYABLE ..................................................             1,637              1,245              1,154
OTHER LIABILITIES .........................................................             1,261              1,594              1,232
                                                                                    ---------          ---------          ---------
         Total Liabilities ................................................           428,377            395,713            391,556
                                                                                    ---------          ---------          ---------
SHAREHOLDERS' EQUITY
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 5,942,368 shares, 5,523,842 shares ..............             6,596              6,132              6,463
       and 5,822,608 shares outstanding, respectively .....................
Additional paid-in capital ................................................            32,443             29,523             32,237
Retained Earnings .........................................................             1,320              1,467                  -
Accumulated other comprehensive income (loss) .............................              (656)              (960)              (460)
                                                                                    ---------          ---------          ---------
         Total Shareholders' Equity .......................................            39,703             36,162             38,240
                                                                                    ---------          ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................         $ 468,080          $ 431,875          $ 429,796
                                                                                    =========          =========          =========

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (Dollars in thousands except share data)
                                    Unaudited

                                                                            Three Months Ended                   Six Months Ended
                                                                                   June 30,                          June 30,
                                                                                   --------                          --------
                                                                           2005              2004             2005              2004
                                                                           ----              ----             ----              ----
INTEREST INCOME
   Interest and fees on loans ..................................       $    5,787       $    4,573       $   11,035       $    9,053
   Interest on securities
       Taxable .................................................              474              461              920              978
       Tax-exempt ..............................................               60               58              119              110
   Interest on federal funds ...................................               77               21              131               55
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            6,398            5,113           12,205           10,196
                                                                       ----------       ----------       ----------       ----------
INTEREST EXPENSE
   Interest on deposits ........................................            1,942            1,448            3,545            2,977
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................              156               70              302              130
    Interest on notes payable Federal Home Loan Bank ...........               68               65              164              126
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,166            1,583            4,011            3,233
                                                                       ----------       ----------       ----------       ----------
Net interest income ............................................            4,232            3,530            8,194            6,963

PROVISION FOR LOAN LOSSES ......................................              183              153              356              283
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for loan losses ............            4,049            3,377            7,838            6,680
                                                                       ----------       ----------       ----------       ----------
NON-INTEREST INCOME
   Service fees and other income ...............................              887              881            1,772            1,619
   Gain on sale of mortgage loans held for sale ................                -              615                -            1,087
   Gain on sale of available for sale securities ...............                3               34                7              127
                                                                       ----------       ----------       ----------       ----------
                                                                              890            1,530            1,779            2,833
                                                                       ----------       ----------       ----------       ----------
NON-INTEREST EXPENSES
   Salaries and benefits .......................................            2,006            2,099            4,004            4,254
   Occupancy ...................................................              181              167              354              326
   Equipment ...................................................              319              322              686              617
   Marketing and advertising ...................................              121               70              206              149
   Communications ..............................................               54               56              111              117
   Printing and supplies .......................................               36               53               72               96
   Bank paid loan costs ........................................               56               83              109              144
   Director fees ...............................................               94               69              173              141
   Executive retirement benefit expense ........................               29               29               58              448
   Legal and professional fees .................................               71               67              164              106
   Other operating expenses ....................................              484              441              847              850
                                                                       ----------       ----------       ----------       ----------
             Total noninterest expenses ........................            3,451            3,456            6,784            7,248
                                                                       ----------       ----------       ----------       ----------
   Income before income taxes ..................................            1,488            1,451            2,833            2,265

PROVISION FOR INCOME TAXES .....................................              487              454              921              727
                                                                       ----------       ----------       ----------       ----------
   Net income ..................................................       $    1,001       $      997       $    1,912       $    1,538
                                                                       ==========       ==========       ==========       ==========
INCOME PER COMMON SHARE
   BASIC .......................................................       $     0.17       $     0.17       $     0.32       $     0.26
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................       $     0.17       $     0.17       $     0.32       $     0.26
                                                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE COMMON SHARES
   BASIC .......................................................        5,930,160        5,800,338        5,906,741        5,800,338
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................        6,079,207        6,030,254        6,060,398        6,020,174
                                                                       ==========       ==========       ==========       ==========
CASH DIVIDENDS PAID PER COMMON SHARE ...........................       $     0.05       $     0.07       $     0.10       $     0.14
                                                                       ==========       ==========       ==========       ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 for the six months ended June 30, 2005 and 2004

                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                                          Accumulated
                                                           Common stock           Additional                 other         Total
                                                           ------------             paid-in   Retained   comprehensive shareholders'
                                                        Shares         Amount       capital   earnings   Income (loss)     equity
                                                        ------         ------       -------   --------   -------------     ------
Balance, December 31, 2003 .......................    5,523,842    $    6,131    $   29,524   $      444   $       62    $   36,161
Net Income .......................................                                                 1,538                      1,538
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale,
     net of income taxes of $495 .................                                                               (938)         (938)
   Less reclassification
     adjustments for gains
     included in net income, net of
     income taxes of $43 .........................                                                                (84)          (84)
                                                                                                                         ----------
Comprehensive income .............................                                                                              516
Cash Dividends ...................................                                                  (515)                      (515)

                                                      ---------    ----------    ----------   ----------   ----------    ----------
Balance, June 30, 2004 ...........................    5,523,842    $    6,131    $   29,524   $    1,467   $     (960)   $   36,162
                                                      =========    ==========    ==========   ==========   ==========    ==========

Balance, December 31, 2004 .......................    5,822,608    $    6,463    $   32,237   $        -   $     (460)   $   38,240
Net Income .......................................                                                 1,912                      1,912
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $338 .................                                                               (191)         (191)
   Less reclassification
     adjustments for gains
     included in net income, net of
     income taxes of $2 ..........................                                                                 (5)           (5)
                                                                                                                         ----------

Comprehensive income .............................                                                                            1,716
Cash Dividends ...................................                                                  (592)                      (592)
Proceeds from stock options ......................      119,760           133           206                                     339
                                                      ---------    ----------    ----------   ----------   ----------    ----------

Balance, June 30, 2005 ...........................    5,942,368    $    6,596    $   32,443   $    1,320   $     (656)   $   39,703
                                                      =========    ==========    ==========   ==========   ==========    ==========

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                               (Unaudited)
                                                                                                             Six months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                          2005                 2004
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ................................................................................          $  1,912           $  1,538
   Adjustments to reconcile net income to net cash provided
     by operating activities
   Gain on sale of premises and equipment ....................................................                10                (13)
   Gain on sale of securities available for sale .............................................                (7)              (127)
   Gain on sale mortgage loans held for sale .................................................                 -             (1,087)
   Provision for loan losses .................................................................               356                283
   Depreciation and amortization .............................................................               588                501
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                59                148
   Origination of mortgage loans held for sale ...............................................                 -            (97,539)
   Sale of mortgage loans held for sale ......................................................                 -             99,678
   Decrease in accrued interest receivable ...................................................              (178)               142
   Decrease (increase) in other assets .......................................................              (221)              (447)
   Decrease in accrued interest payable ......................................................               483               (359)
   Increase in other liabilities .............................................................                29                975
                                                                                                        --------           --------
     Net cash provided by operating activities ...............................................             3,031              3,693
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment ...............................................            (1,678)            (2,139)
   Purchases of securities available for sale ................................................            (4,817)           (21,236)
   Purchase of other investments .............................................................                39               (139)
   Proceeds from the principal pay downs on securities available for sale ....................             1,527              3,292
   Proceeds from the maturity of securities held to maturity .................................             1,018                320
   Proceeds from the maturity of securities available for sale ...............................                 -                472
   Proceeds from the sale of securities available for sale ...................................               358              8,101
   Proceeds from the call of securities available for sale ...................................                 -             22,825
   Purchase of cash surrender value life insurance ...........................................              (188)            (7,224)
   Net increase in loans .....................................................................           (31,084)           (14,798)
   Proceeds from the sale of premises and equipment ..........................................                22                 18
   Purchase of premises and equipment ........................................................              (540)            (1,478)
                                                                                                        --------           --------
     Net cash used in investing activities ...................................................           (35,343)           (11,986)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..................................................................            43,914              1,689
   Net increase (decrease) in securities sold under repurchase
     agreements ..............................................................................            (6,012)             8,199
   Net increase in federal funds purchased ...................................................               (93)               267
   Net decrease in notes payable to Federal Home Loan Bank ...................................            (1,500)                 -
    Proceeds from the Sale/Exercise of Stock .................................................               339                  -
   Cash dividend .............................................................................              (592)              (515)
                                                                                                        --------           --------
     Net cash provided by financing activities ...............................................            36,056              9,640
                                                                                                        --------           --------
     Net increase in cash and cash equivalents ...............................................             3,744              1,347
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .................................................            12,289             21,243
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 16,033           $ 22,590
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  3,528           $  3,375
                                                                                                        ========           ========
     Income Taxes ............................................................................          $    859           $    545
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 18, 2005 and June 17, 2005, payable April 4, 2005 and July 5, 2005, respectively.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2005 and 2004 was 5,906,741 and 5,800,338, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,060,398 and 6,020,174 for the six months ended June 30, 2005 and 2004, respectively.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                 Three Months Ended            Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                      --------                     --------
                                                                                 2005          2004           2005          2004
                                                                                 ----          ----           ----          ----

Net income, as reported .......................................             $     1,001   $      997      $    1,912      $   1,538
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects ..................                     (34)         (27)            (58)           (55)
                                                                            -----------      -------       ---------      ---------
Pro forma net income ..........................................             $       967      $   970      $    1,854      $   1,483
                                                                            ===========      =======       =========      =========
Net income per common share
  Basic - as reported .........................................             $      0.17      $  0.17       $    0.32      $    0.26
                                                                            ===========      =======       =========      =========
  Basic - pro forma ...........................................             $      0.16      $  0.17       $    0.31      $    0.26
                                                                            ===========      =======       =========      =========
  Diluted - as reported .......................................             $      0.17      $  0.17       $    0.32      $    0.26
                                                                            ===========      =======       =========      =========
  Diluted - pro forma .........................................             $      0.16      $  0.16       $    0.31      $    0.25
                                                                            ===========      =======       =========      =========

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2004
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and six-month periods ending June 30, 2005 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the second quarter of 2005 was $1,001,000 or $0.17 per diluted share compared to $997,000 or $0.17 per diluted share for the second quarter of 2004, an increase of $4,000 or 0.4%. Net income for the six months ended June 30, 2005 was $1,912,000 or $0.32 per diluted share compared to $1,538,000 or $0.26 per diluted share for the six months ended June 30, 2004, an increase of $374,000 or 24.3%. Return on average equity for the six months and three months ended June 30, 2005 was 9.74% and 10.04% respectively, compared to 8.42% and 10.86% respectively for the six months and three months ended June 30, 2004. Return on average assets for the six months and three months ended June 30, 2005 was 0.85% and 0.87% respectively, compared to 0.72% and 0.92% respectively for the six months and three months ended June 30, 2004. The increases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first half of 2005 are largely attributable to growth in average balances and yields of earning assets, and the negative impact of a one-time expense incurred in the first half of 2004 that was related to salary continuation and death benefit plans for an executive.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $702,000 or 19.9% to $4,232,000 in the quarter ended June 30, 2005 compared to $3,530,000 in the quarter ended June 30, 2004. For the six months ended June 30, 2005 net interest income before provision for loan losses increased $1,231,000 or 17.7% to $8,194,000 compared to $6,963,000 for the six months ended June 30, 2004. The Company's net interest margin for the three months and six months ending June 30, 2005 was 3.95% and 3.93% respectively, compared to 3.54% and 3.50% respectively for the three months and six months ended June 30, 2004.

     The Company's total interest income for the second quarter of 2005 was $6,398,000 compared to $5,113,000 for the second quarter of 2004, an increase of $1,285,000 or 25.1%. Total interest income for the six months ended June 30, 2005 was $12,205,000 compared to $10,196,000 for the six months ended June 30, 2004, an increase of $2,009,000 or 19.7%. Interest and fees on loans, the largest component of total interest income, increased $1,214,000 in the second quarter of 2005 to $5,787,000 compared to $4,573,000 for the second quarter of 2004, an increase of 26.5%. Interest and fees on loans increased $1,982,000 for the six months ended June 30, 2005 to $11,035,000 compared to $9,053,000 for the six months ended June 30, 2004, an increase of 21.9%. The increases in total interest income and interest and fees on loans are primarily due to higher average balances in these types of earning assets, and also due to higher yields earned on these assets.

     Interest  on taxable  securities,  the second  largest  component  of total interest  income  increased  $13,000 in the second  quarter of 2005 to  $474,000 compared to $461,000 for the second quarter of 2004, an increase of 2.8%. Interest on taxable securities decreased $58,000 for the six months ended June 30, 2005 to $920,000 compared to $978,000 for the six months ended June 30, 2004, a decrease of 5.9%.

     The Company's total interest expense for the second quarter of 2005 was $2,166,000 compared to $1,583,000 for the second quarter of 2004, an increase of $583,000 or 36.8%. Total interest expense for the six months ended June 30, 2005 was $4,011,000 compared to $3,233,000 for the six months ended June 30, 2004, an increase of $778,000 or 24.1%. Interest expense on deposits, the largest component of total interest expense, increased $494,000 in the second quarter of 2005 to $1,942,000 compared to $1,448,000 for the second quarter of 2004, an increase of 34.1%. Interest expense on deposits increased $568,000 for the six months ended June 30, 2005 to $3,545,000 compared to $2,977,000 for the six months ended June 30, 2004, an increase of 19.1%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $86,000 or 122.9% to $156,000 in the second quarter of 2005 compared to $70,000 for the second quarter of 2004. Interest on federal funds purchased and securities sold under repurchase agreements increased $172,000 or 132.3% to $302,000 in the first half of 2005 compared to $130,000 for the first half of 2004. Interest on notes payable to the Federal Home Loan Bank, the third largest component of total interest expense, increased $3,000 or 4.6% to $68,000 in the second quarter of 2005 compared to $65,000 for the second quarter of 2004. Interest on notes payable to the Federal Home Loan Bank increased $38,000 or 30.2% to $164,000 in the first half of 2005 compared to $126,000 for the first half of 2004. The increase in interest expense among the various types of interest-bearing liabilities is largely attributable to significantly higher market interest rates experienced at the Company's bank subsidiaries during the first half of 2005 when compared to the first half of 2004, as well as higher average balances in some of these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months and six months ended June 30, 2005 was $183,000 and $356,000, respectively, compared to $153,000 and $283,000, respectively, for the three months and six months ended June 30, 2004. The changes in the Company's provision for loan losses for the second quarter and first half of 2005 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio.

Non-interest Income

     Non-interest income decreased $640,000 or 41.8% to $890,000 for the second quarter of 2005 compared to $1,530,000 for the second quarter of 2004. Non-interest income decreased $1,054,000 or 37.2% to $1,779,000 for the first half of 2005 compared to $2,833,000 for the first half of 2004. This is primarily due to the Company's exit from the wholesale mortgage business. Service fees and other income, the largest component of non-interest income, increased $6,000 or 0.7% to $887,000 for the second quarter of 2005 compared to $881,000 for the second quarter of 2004. Service fees and other income increased $153,000 or 9.5% to $1,772,000 for the second quarter of 2005 compared to $1,619,000 for the second quarter of 2004.

     Mortgage banking income, the second largest component of service fees and other income, increased from zero in the second quarter of 2004 to $98,000 in the second quarter of 2005, and increased from zero in the first half of 2004 to $221,000 in the first half of 2005. This is due to the fact that all mortgage banking income was formerly reported as gains on mortgage loans held for sale because these pre-sold loans were closed and funded by The Peoples National Bank prior to their actual sale. Gains on mortgage loans held for sale, the second largest component of non-interest income in 2004, decreased 100% from $615,000 during the second quarter of 2004 to zero during the second quarter of 2005, and decreased 100% from $1,087,000 during the first half of 2004 to zero during the first half of 2005. During 2004 management made the decision to completely exit the wholesale mortgage business due to the significant decrease in demand for residential mortgage loans and refinancing, and therefore at December 31, 2004 the Company no longer owned any mortgage loans held for sale. Currently, the Company's mortgage banking income consists entirely of fees collected for the origination of residential mortgages at the Company's banks.

     Gains of $3,000 and $34,000, respectively, were realized on the sale of available-for-sale securities during the second quarters of 2005 and 2004. Gains on available-for-sale securities were $7,000 for the first six months of 2005 compared to $127,000 for the first six months of 2004, a decrease of $120,000.

Non-interest Expense

     Total non-interest expense decreased $5,000 or 0.1% to $3,451,000 for the second quarter of 2005 from $3,456,000 for the second quarter of 2004. Total non-interest expense decreased $464,000 or 6.4% to $6,784,000 for the first half of 2005 from $7,248,000 for the first half of 2004. Salaries and benefits, the largest component of non-interest expense, decreased $93,000 or 4.4%, to $2,006,000 for the second quarter of 2005 from $2,099,000 for the second quarter of 2004. Salaries and benefits decreased $250,000 or 5.9%, to $4,004,000 for the first half of 2005 from $4,254,000 for the first half of 2004. The decreases in salaries and benefits are primarily due to a reduction in commissions paid and changes in personnel due to the exit from the wholesale mortgage loan business. The decreases are partially offset by the addition of four persons hired in the residential construction lending area, as well as normal salary increases and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expenses increased $11,000 or 2.2% to $500,000 in the second quarter of 2005 compared to $489,000 in the second quarter of 2004. Occupancy and furniture and equipment expenses increased $97,000 or 10.3% to $1,040,000 for the first half of 2005 from $943,000 for the first half of 2004. The increase is primarily attributable to the completion of an expansion and renovation to the main office of Bank of Anderson, N.A. in the third quarter of 2004.


     Executive retirement benefit expense was unchanged at $29,000 in the second quarter of 2005 compared to $29,000 in the second quarter of 2004. Executive retirement benefit expense decreased $390,000 or 87.1% to $58,000 for the first half of 2005 from $448,000 for the first half of 2004. This decrease is attributable to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died shortly after the end of the period. This charge was required by SFAS No. 112 in accordance with generally accepted accounting principles.

     Miscellaneous other non-interest expenses increased $43,000 or 9.8% to $484,000 for the second quarter of 2005 from $441,000 for the second quarter of 2004. Other non-interest expenses decreased $3,000 or 0.4% to $847,000 for the first half of 2005 from $850,000 for the first half of 2004. This increase is attributable to normal recurring operating expenses.

BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 82.0% of total earning assets. As of June 30, 2005, the Company held total gross loans outstanding of $356,626,000. Gross loans increased $30,723,000 or 9.4% from $325,903,000 in total gross outstanding loans at December 31, 2004 and increased $45,690,000 or 14.7% from $310,936,000 in total gross loans outstanding at June 30, 2004. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by collateral type:

Loan Portfolio Composition                                                                      June 30,                December 31,
                                                                                                --------                ------------
(Dollars in Thousands)                                                                  2005                2004             2004
                                                                                        ----                ----             ----
                                                                                              (Unaudited)                  (Audited)

Commercial and Industrial - not secured by real estate ....................           $ 39,661           $ 39,312           $ 39,723
Commercial and Industrial - secured by real estate ........................             94,288             91,860             95,965
Residential real estate - mortgage ........................................            108,750             97,992            105,580
Residential real estate - construction ....................................             94,357             59,894             63,380
Consumer loans ............................................................             19,570             21,878             21,255
                                                                                      --------           --------           --------
     Gross Loans ..........................................................           $356,626           $310,936           $325,903
                                                                                      ========           ========           ========


     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2005 was 6.53% and 6.73% respectively, compared to 5.74% and 5.82% respectively for the six months and three months ended June 30, 2004. From the end of June 2004 through the end of June 2005, the Federal Reserve has raised the federal funds target rate by 25 basis points in each of nine consecutive meetings of the Federal Open Market Committee, for a total increase of 2.25% in the federal funds target rate. A large portion of the Company's adjustable-rate loans, which constitutes 44.0% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks employ mortgage loan originators who originate loans that are funded and owned by third parties. The Company also formerly purchased mortgage loans through a wholesale mortgage loan division of The Peoples National Bank and then resold the loans to third parties. These loans were classified as loans held for sale for reporting purposes. In the first half of 2004, the Company originated $97,539,000 and sold $99,678,000 in mortgage loans held for sale. Due to the fact that management made the decision to completely exit the wholesale mortgage business by the end of 2004, there were no mortgage loans held for sale at June 30, 2005 or at December 31, 2004, a decrease of 100% from the $4,049,000 in mortgage loans held for sale at June 30, 2004.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Banks' legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2005 approximately $13,555,000 or 5.3% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2004 was $3,933,000 or 1.1% of loans outstanding (which excludes mortgage loans held for sale) compared to $3,691,000 or 1.1% of loans outstanding at December 31, 2004 and compared to $3,607,000 or 1.2% of loans outstanding at June 30, 2004. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2005 the Company had $2,331,000 in non-accruing loans, $1,423,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $1,306,000 in other real estate owned. This compares to $670,000 in non-accruing loans, $512,000 in restructured loans, $838,000 in loans more than ninety days past due on which interest was still being accrued, and $756,000 in other real estate owned at December 31, 2004. At

June 30, 2004, the Company had $705,000 in non-accruing loans, no restructured loans, $66,000 in loans more than ninety days past due and still accruing interest, and $704,000 in other real estate owned. Non-performing loans at June 30, 2005 consisted of $2,239,000 in mortgage loans and $92,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 1.41%, 0.85%, and 0.47% at June 30, 2005, December 31, 2004, and June
30, 2004, respectively. The increase in the amount of non-accruing loans is largely attributable to one loan secured by real estate at Bank of Anderson. The increase in the amount of restructured loans is largely attributable to one loan secured by church assets at The Peoples National Bank. The increase in the amount of other real estate owned is attributable to an increase in foreclosed residential properties at The Peoples National Bank. Management anticipates possible future charge-offs in the range of $150,000 to $200,000 on its non-accruing loans and anticipates possible future charge-offs in the range of $50,000 to $75,000 on its other real estate owned. Management does not anticipate any losses on its restructured loans.

     Net charge-offs during the first six months of 2005 were $114,000 compared to net charge-offs of $114,000 for the first six months of 2004 and net charge-offs of $336,000 for the year ended December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 105%, 183%, and 468% as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No.114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had $150,000 in impaired loans at June 30, 2005, and no impaired loans at December 31, 2004 and June 30, 2004.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2005 securities totaled $74,447,000, which represents 17.1% of total earning assets. Securities held at June 30, 2005 increased $3,200,000 or 4.5% from $71,247,000 invested as of December 31, 2004 and increased $1,146,000 or 1.6% from $73,301,000 invested as of June 30, 2004.

     At June 30, 2005 the Company's total investments classified as available for sale had an amortized cost of $65,643,000 and a market value of $64,650,000 for an unrealized loss of $993,000. This compares to an amortized cost of $65,508,000 and a market value of $64,053,000 for an unrealized loss of

$1,455,000 on the Company's investments classified as available for sale at June 30, 2004. At December 31, 2004 the Company's total investments classified as available for sale had an amortized cost of $62,749,000 and a market value of $62,052,000 for an unrealized loss of $697,000. Such unrealized losses are not considered to be other than temporary because the Company has the ability to hold, and generally does not sell, such investments prior to their maturity. These unrealized losses have resulted from changes in market interest rates as opposed to any deterioration in credit quality of the investments.


Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,237,000 at June 30, 2005, an increase of $188,000 or 2.1% from the $9,049,000 held at December 31, 2004 and a decrease of $285,000 or 3.0% from the $9,522,000 held at June 30, 2004. The decrease since June 30, 2004 is due to the conversion of certain life insurance policies into cash subsequent to the death of an officer of the Company.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $3,744,000 or 30.5% to $16,033,000 at June 30, 2005 from $12,289,000 at December 31, 2004 and decreased
$6,557,000 or 29.0% from  $22,590,000 at June 30, 2004. The changes in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits increased $43,914,000 or 12.7% to $390,059,000 at June 30, 2005 from $346,145,000 at December 31, 2004 and increased $35,041,000 or
9.9% from $355,018,000 at June 30, 2004. The increase resulted from deposits generated by each of the Banks. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first six months of 2005, interest-bearing deposits averaged $321,292,000 compared to $308,080,000 for the first six months of 2004. From time to time Peoples National Bank solicits certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits were primarily being used to fund Peoples National Bank's short-term mortgage lending activities. On June 30, 2005 and December 31, 2004 there were no outstanding certificates garnered through the Internet, and no brokered deposits. On June 30, 2004 there were no outstanding certificates garnered through the Internet, and brokered deposits totaled $6,558,000. These deposits are an attractive alternative funding source available to use while continuing efforts to maintain and grow the banks' local deposit base.

     The average interest rate paid on interest-bearing deposits was 2.21% for the first six months of 2005 compared to 1.94% for the first six months of 2004. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2005 interest-bearing deposits comprised 86.5% of total deposits compared to 86.6% at June 30, 2004.

     The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.4% and 77.1% for the six months ended June 30, 2005 and June 30, 2004, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2005 short-term borrowings totaled $30,420,000 and were comprised of $27,941,000 in securities sold under repurchase agreements, $479,000 in federal funds purchased, and $2,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At December 31, 2004 short-term borrowings totaled $38,025,000 and were comprised of $33,953,000 in securities sold under repurchase agreements, $572,000 in federal funds purchased, and $3,500,000 in short-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2004 short-term borrowings totaled $32,856,000 and were comprised of $32,589,000 in securities sold under repurchase agreements and $267,000 in Federal Funds Purchased. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of June 30, 2005, December 31, 2004, and June 30, 2004.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and unpledged securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2005 The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank of Atlanta equal to $36,529,000, and the unused portion of this line of credit was $31,529,000. Bank of Anderson had total borrowing capacity from the Federal Home

Loan Bank of Atlanta equal to $33,699,000, all of which was unused at June 30, 2005. Seneca National Bank, had total borrowing capacity with the Federal Home Loan Bank of Atlanta at June 30, 2005 of $5,889,000, and the unused portion of this line of credit was $3,889,000. At June 30, 2005, the Banks had unused federal funds credit line with various correspond banks totaling $30,271,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity to pay limited operating expenses and dividends only.

     During the latter part of 2004 and the first half of 2005, the Company made capital expenditures of approximately $282,000 associated with the renovation of portions of the corporate headquarters building in Easley, SC. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.


OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for specified periods of time. At June 30, 2005, the Banks had issued commitments to extend credit (excluding commitments for residential mortgage loans designated for sale) of $118,615,000 through various types of arrangements. These commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $6,131,000 at June 30, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

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

     Neither the Company nor the banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at June 30, 2005.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2005:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                        Well                 Adequately
                                                                     Capitalized             Capitalized
                                                 Actual              Requirement             Requirement
                                                 ------              -----------             -----------
                                          Amount       Ratio      Amount       Ratio      Amount       Ratio
                                          ------       -----      ------       -----      ------       -----
Company:
Total Risk-based Capital .............   $ 44,278      12.39%    $ 35,737      10.00%    $ 28,590       8.00%
Tier 1 Risk-based Capital ............     40,359      11.29       21,449       6.00       14,299       4.00
Leverage Ratio .......................     40,359       8.72       23,142       5.00       18,513       4.00

Peoples National Bank:
Total Risk-based Capital .............   $ 25,346      12.31%    $ 20,590      10.00%    $ 16,472       8.00%
Tier 1 Risk-based Capital ............     23,269      11.31       12,344       6.00        8,230       4.00
Leverage Ratio .......................     23,269       9.08       12,813       5.00       10,251       4.00

Bank of Anderson, N. A:
Total Risk-based Capital .............   $ 11,949      10.68%    $ 11,188      10.00%    $  8,951       8.00%
Tier 1 Risk-based Capital ............     10,614       9.49        6,711       6.00        4,474       4.00
Leverage Ratio .......................     10,614       7.09        7,485       5.00        5,988       4.00

Seneca National Bank:
Total Risk-based Capital .............   $  4,972      12.25%    $  4,059      10.00%    $  3,247       8.00%
Tier 1 Risk-based Capital ............      4,465      11.01        2,433       6.00        1,622       4.00
Leverage Ratio .......................      4,465       8.12        2,749       5.00        2,200       4.00

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

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. In general an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally would indicate that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. At June 30, 2005, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $16,594,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $121,834,000, $51,471,000 and $50,912,000, respectively, at June 30, 2005.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders
On May 19, 2005, The Company held its Annual Meeting of Shareholders. The voting results of the 2005 Annual Meeting of Shareholders follows.

Proposal #1 - Election of Directors
The following persons were elected as Directors to serve for a three-year term with 3,295,772 shares voted, representing 55.8% of the total shares entitled to vote:

                                                                       Broker
                                   For        Withheld      Abstain   Non-Votes
                                   ---        --------      -------   ---------
     Charles E. Dalton        3,292,584        3,188            0         0
     Larry D. Reeves          3,285,626       10,146            0         0
     R. Riggie Ridgeway       3,281,972       13,800            0         0

The following persons continue to serve as directors until the terms indicated.

                                                            Year Term Ends
              William A. Carr                                 2006
              Robert E. Dye, Jr.                              2006
              W. Rutledge Galloway                            2006
              E. Smyth McKissick, III                         2006
              James A. Black, Jr.                             2006
              William B. West                                 2006
              Andrew M. McFall                                2007
              Eugene W. Merritt, Jr.                          2007
              George B. Nalley, Jr.                           2007
              Nell W. Smith                                   2007
              A. J. Thompson, Jr.                             2007

Proposal #2 - Amendment of Bylaws
The following amendments were approved with 3,295,772 shares voted, representing 55.8% of the total voting shares:

                                                                        Broker
                                           For      Against   Abstain  Non-Votes
                                           ---      -------   -------  ---------

Section 3.02(a) To require the size     3,235,209   38,311     22,252     0
of the Board of Directors be set by
the Board of Directors with a
minimum of six directors.

                                                                                          Broker
                                                 For           Against       Abstain     Non-Votes
                                                 ---           -------       -------     ---------
Section 3.02(b) To require 90                 3,203,591         61,774       30,407          0
Days notice of nominations for
director by shareholders and
limit election as directors to
persons under 72 years old.

Section 3.03 To require removal               3,136,364         12,636      146,772          0
of directors be by vote of shareholders
in a manner complying with South
Carolina law.

Section 3.04 To conform                       3,242,730         21,910       31,132          0
procedures for filling vacancies and
changing number of directors to Articles of
Incorporation and South Carolina law.

Section 3.09 To make Chairman                 3,262,355         14,104       19,313          0
of the Board of Directors the
person responsible for conducting
meetings of Board of Directors

Section 3.11(old) To delete this              3,195,770         66,406       33,596         0
section which requires Article
Three of the Bylaws be changed
only by vote of shareholders.

Section 3.11 (new) To create                  3,189,752         61,966       44,054          0
nonvoting position of director
emeritus to be filled in discretion
of Board of Directors.

Item 6.       Exhibits

              Exhibits.

3.2 Registrant's Bylaws, as amended through June 16, 2005 (incorporated by reference to Registrant's Current Report on Form 8-K, filed June 20,
         2005).
31.1     Rule 13a-14(a) / 15d-14(a) Certifications
31.2     Rule 13a-14(a) / 15d-14(a) Certifications
32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEOPLES BANCORPORATION, INC.


Dated:  August 11, 2005                    By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  August 11, 2005                    By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Sr. Vice President & CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.                Description of Exhibit

3.2 Registrant's Bylaws, as amended through June 16, 2005 (incorporated by reference to Registrant's Current Report on Form 8-K, filed June 20,
         2005).
31.1     Rule 13a-14(a) / 15d-14(a) Certifications
31.2     Rule 13a-14(a) / 15d-14(a) Certifications
32       Section 1350 Certifications