Form 10-Q
period 2005-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2005-11-10
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                          September 30, 2005 000-20616

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

                              Yes ______ No ___X___

               Indicate by check mark whether the registrant is a
                   shell company (as defined in Rule 12b-2 of
                               the Exchange Act).

                              Yes ______ No ___X___

                     The number of outstanding shares of the
                      issuer's $1.11 par value common stock
                      as of November 8, 2005 was 6,243,980.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                    September 30,     September 30,     December 31,
                                                                                        2005               2004              2004
                                                                                      Unaudited          Unaudited         Audited
                                                                                      ---------          ---------         -------
ASSETS
CASH AND DUE FROM BANKS ......................................................        $  15,811         $   9,693         $   8,630
INTEREST-BEARING DEPOSITS IN OTHER BANKS .....................................              891               891             1,028
FEDERAL FUNDS SOLD ...........................................................            3,863               803             2,631
                                                                                      ---------         ---------         ---------
     Total cash and cash equivalents .........................................           20,565            11,387            12,289
SECURITIES
     Available for sale ......................................................           65,253            62,302            62,052
     Held to maturity (market value of $9,569, $7,493 and $7,451) ............            9,611             7,424             7,386
     Other investments, at cost ..............................................            1,972             1,814             1,809
LOANS-less allowance for loan losses of $3,979, $3,627 and $3,691 ............          360,518           317,537           322,212
MORTGAGE LOANS HELD FOR SALE .................................................                -             9,642                 -
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...........................................           10,757            11,222            11,075
ACCRUED INTEREST RECEIVABLE ..................................................            2,095             1,702             1,830
CASH SURRENDER VALUE OF LIFE INSURANCE .......................................            9,322             8,963             9,049
OTHER ASSETS .................................................................            2,535             2,262             2,094
                                                                                      ---------         ---------         ---------
         TOTAL ASSETS ........................................................        $ 482,628         $ 434,255         $ 429,796
                                                                                      =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Non-interest-bearing ....................................................        $  54,734         $  50,020         $  51,507
     Interest-bearing ........................................................          343,375           299,763           294,638
                                                                                      ---------         ---------         ---------
         Total deposits ......................................................          398,109           349,783           346,145
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..............................................................           29,941            31,908            33,953
FEDERAL FUNDS PURCHASED ......................................................                -               378               572
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ......................................           11,000            11,500             8,500
ACCRUED INTEREST PAYABLE .....................................................            1,926             1,214             1,154
OTHER LIABILITIES ............................................................            1,183             1,748             1,232
                                                                                      ---------         ---------         ---------
         Total Liabilities ...................................................          442,159           396,531           391,556
                                                                                      ---------         ---------         ---------
SHAREHOLDERS' EQUITY*
Common Stock - 15,000,000 shares authorized, $1.11
     par value per share, 6,241,019 shares, 5,810,581 shares
     and 6,113,738 shares outstanding, respectively ..........................            6,928             6,450             6,786
Additional paid-in capital ...................................................           32,121            29,270            31,914
Retained Earnings ............................................................            2,096             2,223                 -
Accumulated other comprehensive loss .........................................             (676)             (219)             (460)
                                                                                      ---------         ---------         ---------
         Total Shareholders' Equity ..........................................           40,469            37,724            38,240
                                                                                      ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................        $ 482,628         $ 434,255         $ 429,796
                                                                                      =========         =========         =========

* Share data has been restated to reflect the 5% stock dividend effected in December 2004 and the 5% stock dividend to be effected in December 2005.

Peoples Bancorporation, Inc. and Subsidiaries
          Consolidated Statements of Income
      (Dollars in thousands except share data)
                     (Unaudited)

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                     September 30,
                                                                          2005              2004             2005              2004
                                                                          ----              ----             ----              ----
INTEREST INCOME
   Interest and fees on loans ..................................       $    6,244       $    4,791       $   17,279       $   13,844
   Interest on securities
       Taxable .................................................              493              456            1,413            1,434
       Tax-exempt ..............................................               64               62              183              172
   Interest on federal funds ...................................               42               15              173               70
                                                                       ----------       ----------       ----------       ----------
Total interest income ..........................................            6,843            5,324           19,048           15,520
                                                                       ----------       ----------       ----------       ----------
INTEREST EXPENSE
   Interest on deposits ........................................            2,150            1,423            5,695            4,400
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................              168               89              470              219
    Interest on notes payable to Federal Home Loan Bank ........               75               72              239              198
                                                                       ----------       ----------       ----------       ----------
Total interest expense .........................................            2,393            1,584            6,404            4,817
                                                                       ----------       ----------       ----------       ----------
Net interest income ............................................            4,450            3,740           12,644           10,703
PROVISION FOR LOAN LOSSES ......................................              165              153              521              436
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for loan losses ............            4,285            3,587           12,123           10,267

NON-INTEREST INCOME
   Service charges on deposit accounts .........................              519              492            1,499            1,516
   Customer service fee income .................................               39               36              132              128
   Mortgage banking income .....................................              146                -              367                -
   Brokerage income ............................................               65               16              153              138
   Bank owned life insurance income ............................              104              194              314              331
   Other non-interest income ...................................               26               78              206              322
   Gain on sale of mortgage loans held for sale ................                -              376                -            1,463
   Gain on sale of available for sale securities ...............                -                1                7              128
                                                                       ----------       ----------       ----------       ----------
                                                                              899            1,193            2,678            4,026
NON-INTEREST EXPENSES
   Salaries and benefits .......................................            2,119            1,985            6,123            6,239
   Occupancy ...................................................              187              172              541              498
   Equipment ...................................................              327              320            1,013              937
   Marketing and advertising ...................................               91               70              297              219
   Communications ..............................................               53               39              164              156
   Printing and supplies .......................................               34               54              106              150
   Bank paid loan costs ........................................              119               80              228              224
   Director fees ...............................................               88               69              261              210
   Executive retirement benefit expense ........................               20               17               55              446
   Legal and professional fees .................................               99               59              263              165
   Other operating expenses ....................................              446              433            1,316            1,302
                                                                       ----------       ----------       ----------       ----------
             Total non-interest expenses .......................            3,583            3,298           10,367           10,546
                                                                       ----------       ----------       ----------       ----------
   Income before income taxes ..................................            1,601            1,482            4,434            3,747
PROVISION FOR INCOME TAXES .....................................              528              460            1,449            1,187
                                                                       ----------       ----------       ----------       ----------
   Net income ..................................................       $    1,073       $    1,022       $    2,985       $    2,560
                                                                       ==========       ==========       ==========       ==========
INCOME PER COMMON SHARE *
   BASIC .......................................................       $     0.17       $     0.17       $     0.48       $     0.42
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................       $     0.17       $     0.16       $     0.47       $     0.41
                                                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE COMMON SHARES *
   BASIC .......................................................        6,240,508        6,101,110        6,214,888        6,093,940
                                                                       ==========       ==========       ==========       ==========
   DILUTED .....................................................        6,358,623        6,359,979        6,350,370        6,320,162
                                                                       ==========       ==========       ==========       ==========
CASH DIVIDENDS PAID PER COMMON SHARE ...........................       $     0.05       $     0.07       $     0.15       $     0.21
                                                                       ==========       ==========       ==========       ==========

* Share data has been restated to reflect the 5% stock dividend effected in December 2004 and the 5% stock dividend to be effected in December 2005.

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              For the nine months ended September 30, 2005 and 2004

                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                                         Accumulated
                                                            Common stock          Additional                 other         Total
                                                            ------------            paid-in    Retained  comprehensive shareholders'
                                                          Shares        Amount      capital    earnings   income (loss)    equity
                                                          ------        ------      -------    --------   -------------    ------
Balance, December 31, 2003* .......................    5,800,034    $    6,438    $   29,217   $      444   $      62    $   36,161
Net income ........................................                                                 2,560                     2,560
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale
   net of income taxes $113 .......................                                                              (197)         (197)
   Less reclassification
   adjustments for gains
   included in net income, net of
   income taxes of $43 ............................                                                               (84)          (84)
                                                                                                                         ----------
Comprehensive income ..............................                                                                           2,279
Cash in lieu of fractional shares .................                                                    (7)                       (7)
  on 3-for-2 stock split
Cash dividends ....................................                                                  (774)                     (774)
Proceeds from stock options exercised .............       10,547            12            53                                     65
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balance, September 30, 2004* ......................    5,810,581    $    6,450    $   29,270   $    2,223   $     (219)  $   37,724
                                                      ==========    ==========    ==========   ==========   ==========   ==========

Balance, December 31, 2004* .......................    6,113,738    $    6,786    $   31,914   $        -   $     (460)  $   38,240
Net income ........................................                                                 2,985                     2,985
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale
   net of income taxes $334 .......................                                                               (211)        (211)
   Less reclassification
   adjustments for gains
   included in net income, net of
   income taxes of $2 .............................                                                                 (5)          (5)
                                                                                                                         ----------
Comprehensive income ..............................                                                                           2,769
Cash dividends ....................................                                                  (889)                     (889)
Proceeds from stock options exercised .............      127,281           142           207                                    349
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balance, September 30, 2005* ......................    6,241,019    $    6,928    $   32,121   $    2,096   $     (676)  $   40,469
                                                      ==========    ==========    ==========   ==========   ==========   ==========

* Share data has been restated to reflect the 5% stock dividend effected in December 2004 and the 5% stock dividend to be effected in December 2005.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                          (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                           2005               2004
                                                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................................          $   2,985           $   2,560
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
   (Gain) loss on sale of premises and equipment ...........................................                 20                 (14)
   Gain on sale of securities available for sale ...........................................                 (7)               (128)
   Gain on sale of mortgage loans held for sale ............................................                  -              (1,463)
   Provision for loan losses ...............................................................                521                 436
   Depreciation and amortization ...........................................................                843                 776
   Amortization and accretion (net of premiums and
     discounts on securities) ..............................................................                 95                 199
   Origination of mortgage loans held for sale .............................................                  -            (138,537)
   Sale of mortgage loans held for sale ....................................................                  -             135,459
   (Increase) decrease in accrued interest receivable ......................................               (265)                119
   (Increase) decrease in other assets .....................................................                 95                (352)
   Increase (decrease) in accrued interest payable .........................................                772                (390)
   Increase (decrease) in other liabilities ................................................                (49)                476
                                                                                                      ---------           ---------
     Net cash provided (used in) by operating activities ...................................              5,010                (859)
                                                                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held for investment .............................................             (3,479)             (2,139)
   Purchases of securities available for sale ..............................................             (6,493)            (23,486)
   Purchase of other investments ...........................................................               (163)               (139)
   Proceeds from the principal pay downs on securities available for sale ..................              2,547               4,143
   Proceeds from the maturity of securities held to maturity ...............................              1,218                 320
   Proceeds from the maturity of securities available for sale .............................                  -                 472
   Proceeds from the sale of securities available for sale .................................                358               9,834
   Proceeds from the call of securities available for sale .................................                  -              25,445
   Purchase of cash surrender value life insurance .........................................               (273)             (6,669)
   Net increase in loans ...................................................................            (39,244)            (25,159)
   Proceeds from the sale of premises and equipment ........................................                 71                  33
   Purchase of premises and equipment ......................................................               (616)             (1,786)
                                                                                                      ---------           ---------
     Net cash used in investing activities .................................................            (46,074)            (19,131)
                                                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits .....................................................             51,964              (3,546)
   Net increase (decrease) in securities sold under repurchase
     agreements ............................................................................             (4,012)              7,518
   Net increase (decrease) in federal funds purchased ......................................               (572)                378
   Net increase in notes payable to Federal Home Loan Bank .................................              2,500               6,500
   Proceeds from the sale of stock and exercise of stock options ...........................                349                  65
   Cash dividend ...........................................................................               (889)               (781)
                                                                                                      ---------           ---------
     Net cash provided by financing activities .............................................             49,340              10,134
                                                                                                      ---------           ---------
     Net increase (decrease) in cash and cash equivalents ..................................              8,276              (9,856)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................................             12,289              21,243
                                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................          $  20,565           $  11,387
                                                                                                      =========           =========
CASH PAID FOR
     Interest ..............................................................................          $   5,632           $   5,207
                                                                                                      =========           =========
     Income taxes ..........................................................................          $   1,660           $   1,051
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 18, 2005, June 17, 2005, and September 16, 2005 payable April 4, 2005, July 5, 2005 and September 30, 2005, respectively.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2005 and 2004 was 6,214,888 and 6,093,940 respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,350,370 and 6,320,162 for the nine months ended September 30, 2005 and 2004, respectively.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                     Three Months Ended           Nine Months Ended
                                                                                       September 30,                September 30,
                                                                                     2005          2004          2005          2004
                                                                                     ----          ----          ----          ----

Net income, as reported ........................................................   $   1,073    $   1,022    $   2,985    $   2,560
Deduct:  total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects ...................................         (40)         (27)         (98)         (82)
                                                                                   ---------    ---------    ---------    ---------
Pro forma net income ...........................................................   $   1,033    $     995    $   2,887    $   2,478
                                                                                   =========    =========    =========    =========
Net income per common share
  Basic - as reported ..........................................................   $    0.17    $    0.17    $    0.48    $    0.42
                                                                                   =========    =========    =========    =========
  Basic - pro forma ............................................................   $    0.17    $    0.16    $    0.47    $    0.41
                                                                                   =========    =========    =========    =========
  Diluted - as reported ........................................................   $    0.17    $    0.16    $    0.47    $    0.41
                                                                                   =========    =========    =========    =========
  Diluted - pro forma ..........................................................   $    0.16    $    0.16    $    0.46    $    0.39
                                                                                   =========    =========    =========    =========

     Per share data in 2004 has been restated to reflect the 5% stock dividend effected in December 2004 and 5% stock dividend to be effected in December 2005.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2004
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and nine-month periods ending September 30, 2005 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the third quarter of 2005 was $1,073,000 or $0.17 per diluted share compared to $1,022,000 or $0.16 per diluted share for the third quarter of 2004, an increase of $51,000 or 5.0%. Net income for the nine months ended September 30, 2005 was $2,985,000 or $0.47 per diluted share compared to $2,560,000 or $0.41 per diluted share for the nine months ended September 30, 2004, an increase of $425,000 or 16.6%. Return on average equity for the nine months and three months ended September 30, 2005 was 9.98% and 10.42% respectively, compared to 9.22% and 10.86% respectively for the nine months and three months ended September 30, 2004. Return on average assets for the nine months and three months ended September 30, 2005 was 0.87% and 0.89% respectively, compared to 0.79% and 0.95% respectively for the nine months and three months ended September 30, 2004. The increases in the Company's net income, and diluted earnings per share in the first nine months of 2005 are largely attributable to growth in average balances and yields of earning assets. The decreases in return on average equity and return on average assets for the third quarter are due to the fact that growth in equity and assets slightly outpaced the growth in earnings.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $710,000 or 19.0% to $4,450,000 in the quarter ended September 30, 2005 compared to $3,740,000 in the quarter ended September 30, 2004. For the nine months ended September 30, 2005 net interest income before provision for loan losses increased $1,941,000 or 18.1% to $12,644,000 compared to $10,703,000 for the nine months ended September 30, 2004. The Company's net interest margin for the three months and nine months ending September 30, 2005 was 4.00% and 3.95%, respectively, compared to 3.71% and 3.57%, respectively, for the three months and nine months ended September 30, 2004.

     The Company's total interest income for the third quarter of 2005 was $6,843,000 compared to $5,324,000 for the third quarter of 2004, an increase of $1,519,000 or 28.5%. Total interest income for the nine months ended September 30, 2005 was $19,048,000 compared to $15,520,000 for the nine months ended September 30, 2004, an increase of $3,528,000 or 22.7%. Interest and fees on loans, the largest component of total interest income, increased $1,453,000 in the third quarter of 2005 to $6,244,000 compared to $4,791,000 for the third quarter of 2004, an increase of 30.3%. Interest and fees on loans increased $3,435,000 for the nine months ended September 30, 2005 to $17,279,000 compared to $13,844,000 for the nine months ended September 30, 2004, an increase of

24.8%. The increases in total interest income and interest and fees on loans are primarily due to higher average balances in these types of earning assets, and also due to higher yields on these assets resulting from higher market interest rates.

     Interest on taxable securities, the second largest component of total interest income increased $37,000 in the third quarter of 2005 to $493,000 compared to $456,000 for the third quarter of 2004, an increase of 8.1%. The increase in interest on taxable securities for the third quarter is largely attributable to higher average balances in these accounts. Interest on taxable securities decreased $21,000 for the nine months ended September 30, 2005 to $1,413,000 compared to $1,434,000 for the nine months ended September 30, 2004, a decrease of 1.5%.

     The Company's total interest expense for the third quarter of 2005 was $2,393,000 compared to $1,584,000 for the third quarter of 2004, an increase of $809,000 or 51.1%. Total interest expense for the nine months ended September 30, 2005 was $6,404,000 compared to $4,817,000 for the nine months ended September 30, 2004, an increase of $1,587,000 or 33.0%. Interest expense on deposits, the largest component of total interest expense, increased $727,000 in the third quarter of 2005 to $2,150,000 compared to $1,423,000 for the third quarter of 2004, an increase of 51.1%. Interest expense on deposits increased $1,295,000 for the nine months ended September 30, 2005 to $5,695,000 compared to $4,400,000 for the nine months ended September 30, 2004, an increase of 29.4%. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $79,000 or 88.8% to $168,000 in the third quarter of 2005 compared to $89,000 for the third quarter of 2004. Interest on federal funds purchased and securities sold under repurchase agreements increased $251,000 or 114.6% to $470,000 in the first nine months of 2005 compared to $219,000 for the first nine months of 2004. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the third largest component of total interest expense, increased $3,000 or 4.2% to $75,000 in the third quarter of 2005 compared to $72,000 for the third quarter of 2004. Interest on notes payable to the FHLB increased $41,000 or 20.7% to $239,000 in the first nine months of 2005 compared to $198,000 for the first nine months of 2004. The increase in interest expense among the various types of interest-bearing liabilities is largely attributable to significantly higher market interest rates experienced at the Company's bank subsidiaries during the first nine months of 2005 when compared to the first nine months of 2004, as well as higher average balances in some of these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months and nine months ended September 30, 2005 was $165,000 and $521,000 respectively, compared to $153,000 and $436,000 respectively for the three months and nine months ended September 30, 2004. The changes in the Company's provision for loan losses for the third quarter and first nine months of 2005 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio.

Non-interest Income

     Non-interest income decreased $294,000 or 24.6% to $899,000 for the third quarter of 2004 compared to $1,193,000 for the third quarter of 2004. Non-interest income decreased $1,348,000 or 33.5% to $2,678,000 for the first nine months of 2005 compared to $4,026,000 for the first nine months of 2004. This is primarily due to the Company's exit from the wholesale mortgage business.

     Service charges on deposit accounts, the largest component of non-interest income, increased $27,000 or 5.5% from $492,000 in the third quarter of 2004 to $519,000 in the third quarter of 2005, and decreased $17,000 or 1.1% from $1,516,000 in the first nine months of 2004 to $1,499,000 in the first nine months of 2005. Mortgage banking income, the second largest component of service fees and other income, increased from zero in the third quarter of 2004 to $146,000 in the third quarter of 2005, and increased from zero in the first nine months of 2004 to $367,000 in the first nine months of 2005. This is due to the fact that all mortgage banking income was formerly reported as gains on mortgage loans held for sale because these pre-sold loans were closed and funded by The Peoples National Bank prior to their actual sale. Gains on mortgage loans held for sale, the second largest component of non-interest income in 2004, decreased 100% from $376,000 during the third quarter of 2004 to zero during the third quarter of 2005, and decreased 100% from $1,463,000 during the first nine months of 2004 to zero during the first nine months of 2005. During 2004 management made the decision to completely exit the wholesale mortgage business due to the significant decrease in demand for residential mortgage loans and refinancing, and therefore at December 31, 2004 the Company no longer owned any mortgage loans held for sale. Currently, the Company's mortgage banking income consists entirely of fees collected for the origination of residential mortgages funded by unrelated investors.

     Other non-interest income decreased $52,000 or 66.7% from $78,000 in the third quarter of 2004 to $26,000 in the third quarter of 2005, and decreased $116,000 or 36.0% from $322,000 in the first nine months of 2004 to $206,000 in the first nine months of 2005. These decreases are largely attributable to life insurance proceeds totaling $174,000 that were received in the second and third quarter of 2004 in conjunction with the death of the Company's former Chairman, President and CEO.

     Gains on available-for-sale securities were zero for the third quarter of 2005 compared to $1,000 for the third quarter of 2004, a decrease of $1,000. Gains on available-for-sale securities were $7,000 for the first nine months of 2005 compared to $128,000 for the first nine months of 2004, a decrease of $121,000 or 94.5%.

Non-interest Expense

     Total non-interest expense increased $285,000 or 8.6% to $3,583,000 for the third quarter of 2005 from $3,298,000 for the third quarter of 2004. Total non-interest expense decreased $179,000 or 1.7% to $10,367,000 for the first nine months of 2005 from $10,546,000 for the first nine months of 2004. Salaries and benefits, the largest component of non-interest expense, increased $134,000 or 6.8%, to $2,119,000 for the third quarter of 2005 from $1,985,000 for the third quarter of 2004. Salaries and benefits decreased $116,000 or 1.9% to $6,123,000 for the first nine months of 2005 from $6,239,000 for the first nine months of 2004. The decrease in salaries and benefits for the nine-month period is primarily due to a reduction in commissions paid and changes in personnel due to the exit from the wholesale mortgage loan business. The decreases are partially offset by the addition of four persons hired in the residential construction lending area, as well as normal salary increases and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expenses increased $22,000 or 4.5% to $514,000 in the third quarter of 2005 compared to $492,000 in the third quarter of 2004. Occupancy and furniture and equipment expenses increased $119,000 or 8.3%, to $1,554,000 for the first nine months of 2005 from $1,435,000 for the first nine months of 2004. The increase is primarily attributable to a renovation of the Company's headquarters beginning in late 2004 and continuing through the third quarter of 2005, the completion of an expansion and renovation to the main office of Bank of Anderson, N.A. in the third quarter of 2004, and the purchase of an ATM facility at Seneca National Bank during the second quarter of 2005.

     Executive retirement benefit expense increased $3,000 or 17.6% to $20,000 in the third quarter of 2005 compared to $17,000 in the third quarter of 2004. Executive retirement benefit expense decreased $391,000 or 87.7% to $55,000 for the first nine months of 2005 from $446,000 for the first nine months of 2004. This decrease is attributable to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died shortly after the end of the period. This charge was required by SFAS No. 112 in accordance with generally accepted accounting principles.

     Miscellaneous other non-interest expenses increased $13,000 or 3.0% to $446,000 for the third quarter of 2005 from $433,000 for the third quarter of 2004. Other non-interest expenses increased $14,000 or 1.1% to $1,316,000 for the first nine months of 2005 from $1,302,000 for the first nine months of 2004.

BALANCE SHEET REVIEW

Loans

     Outstanding loans (which excludes mortgage loans held for sale) represent the largest component of earning assets at 81.8% of total earning assets. As of September 30, 2005, the Company held total gross loans outstanding of $364,497,000. Gross loans increased $38,594,000 or 11.8% from $325,903,000 in total gross outstanding loans at December 31, 2004 and increased $43,333,000 or 13.5% from $321,164,000 in total gross loans outstanding at September 30, 2004. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by purpose and collateral type:

Loan Portfolio Composition

                                                                                              September 30,             December 31,
                                                                                              -------------             ------------
(Dollars in Thousands                                                                    2005               2004              2004
                                                                                         ----               ----              ----
Commercial  and  industrial  - not  secured  by  real estate ..............           $ 40,549           $ 37,237           $ 39,723
Commercial and industrial - secured by real estate ........................             92,584             92,670             95,965
Residential real estate - mortgage ........................................            107,456            102,594            105,580
Residential real estate - construction ....................................            104,890             67,139             63,380
Consumer loans ............................................................             19,018             21,524             21,255
                                                                                      --------           --------           --------
     Gross Loans ..........................................................           $364,497           $321,164           $325,903
                                                                                      ========           ========           ========

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2005 was 6.66% and 6.90% respectively, compared to 5.75% and 5.81% respectively for the nine months and three months ended September 30, 2004. A large portion of the Company's adjustable rate loans, which constitutes 42.6% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's market areas. The Company does not actively pursue long-term, fixed-rate residential mortgage loans for retention in its loan portfolio. The Banks employ mortgage loan originators who originate loans that are funded at origination by third parties. The Company also formerly purchased mortgage loans through a wholesale mortgage loan division of The Peoples National Bank and then resold the loans to third parties. Those loans were classified as loans held for sale for reporting purposes. In the first nine months of 2004, the Company originated $138,537,000 and sold $135,459,000 in mortgage loans held for sale. Due to the fact that management made the decision to completely exit the wholesale mortgage business by the end of 2004, there were no mortgage loans held for sale at September 30, 2005 or at December 31, 2004, a decrease of 100% from the $9,642,000 in mortgage loans held for sale at September 30, 2004.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Banks' legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no one industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on the borrower's repayment strengths and low debt-to-worth ratios. At September 30, 2005 approximately $12,025,000 or 4.4% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2005 was $3,979,000 or 1.09% of loans outstanding (which excludes mortgage loans held for sale) compared to $3,691,000 or 1.13% of loans outstanding at December 31, 2004 and compared to $3,627,000 or 1.13% of loans outstanding at September 30, 2004. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2005 the Company had $2,394,000 in non-accruing loans, $1,414,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $920,000 in other real estate owned. This compares to $670,000 in non-accruing loans, $512,000 in restructured loans, $838,000 in loans more than ninety days past due on which interest was still being accrued, and $756,000 in other real estate owned at December 31, 2004. At September 30, 2004, the Company had $560,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest, and $768,000 in other real estate owned. Non-performing loans at September 30, 2005 consisted of $2,361,000 in mortgage loans, and $33,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 1.29%, 0.85%, and 0.39% at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The increase in the amount of non-accruing loans is largely attributable to one loan relationship secured by real estate at Bank of
Anderson. The increase in the amount of restructured loans is largely attributable to one loan secured by church assets at The Peoples National Bank. The increase in the amount of other real estate owned is attributable to an increase in foreclosed residential properties at The Peoples National Bank.

     Net charge-offs during the first nine months of 2005 were $233,000 compared to net charge-offs of $247,000 for the first nine months of 2004 and net charge-offs of $336,000 for the year ended December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 104.5%, 183%, and 648% as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. During the early part of the fourth quarter, the Company recorded charge-offs of $260,000, of which approximately $219,000 was attributable to a single borrower at Bank of Anderson. Additional charge-offs may be made during the fourth quarter in the normal course of business.


     The Company accounts for impaired loans in accordance with the provisions of SFAS No.114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had $253,000 in impaired loans at September 30, 2005, no impaired loans at December 31, 2004, and $340,000 in impaired loans at September 30, 2004.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2005 securities totaled $76,836,000, which represents 17.2% of total earning assets. Securities held at September 30, 2005 increased $5,586,000 or 7.8% from $71,247,000 invested as of December 31, 2004 and increased $5,296,000 or 7.4% from $71,540,000 invested as of September 30, 2004.

     At September 30, 2005 the Company's total investments classified as available for sale had an amortized cost of $66,277,000 and a market value of $65,253,000 for an unrealized loss of $1,024,000. This compares to an amortized cost of $62,634,000 and a market value of $62,302,000 for an unrealized loss of $332,000 on the Company's investments classified as available for sale at September 30, 2004. At December 31, 2004 the Company's total investments classified as available for sale had an amortized cost of $62,749,000 and a market value of $62,052,000 for an unrealized loss of $697,000. Such unrealized losses are not considered to be other than temporary because the Company has the ability to hold, and generally does not sell, such investments prior to their maturity. These unrealized losses have resulted from changes in market interest rates as opposed to any deterioration in credit quality of the investments.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,322,000 at September 30, 2005, an increase of $273,000 or 3.0% from the $9,049,000 held at December 31, 2004 and an increase of $359,000 or 4.0% from the $8,963,000 held at September 30, 2004.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $8,276,000 or 67.3% to $20,565,000 at September 30, 2005 from $12,289,000 at December 31, 2004 and increased  $9,178,000  or 80.6% from  $11,387,000  at September  30,  2004.  The changes in the level of cash and cash equivalents are due to fluctuations in the Banks' need for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits increased $51,964,000 or 15.0% to $398,109,000 at September 30, 2005 from $346,145,000 at December 31, 2004 and increased $48,326,000 or 13.8% from $349,783,000 at September 30, 2004. Competition for deposit accounts is primarily based on the interest rates paid, location convenience, and services offered.

     During the first nine months of 2005, interest-bearing deposits averaged $328,022,000 compared to $306,652,000 for the first nine months of 2004. From time to time the banks solicit certificates of deposit from various sources through brokers and through a program designed to gather deposits via the Internet. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. These non-traditional deposits were originally used to fund Peoples National Bank's short-term mortgage lending activities, and more recently they have been used to fund a portion of the banks' core lending and investing activities. These deposits are an attractive alternative funding source available to use while continuing efforts to maintain and grow the banks' local deposit base. On each of September 30, 2005, December 31, 2004 and September 30, 2004 there were no outstanding certificates garnered through the Internet. On September 30, 2005, December 31, 2004, and September 30, 2004 there were brokered deposits of $2,386,000, $2,391,000, and $8,940,000 respectively.

     The average interest rate paid on interest-bearing deposits was 2.31% for the first nine months of 2005 compared to 1.92% for the first nine months of 2004. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2005 interest-bearing deposits comprised 86.3% of total deposits compared to 85.7% at September 30, 2004.

     The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.2% both for the nine months ended September 30, 2005 and September 30, 2004, respectively. The Company closely monitors its reliance on certificates greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the FHLB. At September 30, 2005 short-term borrowings totaled $35,941,000 and were comprised of $29,941,000 in securities sold under repurchase agreements, and $6,000,000 in short-term advances from the FHLB. At December 31, 2004 short-term borrowings totaled $38,025,000 and were comprised of $33,953,000 in securities sold under repurchase agreements, $572,000 in federal funds purchased, and $3,500,000 in short-term advances from the FHLB. At September 30, 2004 short-term borrowings totaled $38,786,000 and were comprised of $31,908,000 in securities sold under repurchase agreements, $378,000 in federal funds purchased and $6,500,000 in short-term advances from the FHLB. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the FHLB at each of September 30, 2005, December 31, 2004, and September 30, 2004.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2005 The Peoples National Bank had total borrowing capacity from the FHLB equal to $34,930,711, and the unused portion of this line of credit was $23,930,711. Bank of Anderson had total borrowing capacity from the FHLB equal to $25,479,960, all of which was unused at September 30, 2005. Seneca National Bank had secured lines of credit with the FHLB at September 30, 2005 of $6,250,739, all of which was unused at September 30, 2005. The Banks had unused federal funds lines of credit totaling $30,750,000 at September 30, 2005.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires liquidity only to pay limited operating expenses and dividends.

     During the latter part of 2004 and the first nine months of 2005, the Company made capital expenditures of approximately $300,000 associated with the renovation of portions of the corporation headquarters building in Easley, South Carolina. In 2005 the Company also purchased and installed a new ATM unit for approximately $76,000 in Seneca, South Carolina. The Company additionally makes other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.


OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for specified periods of time. At September 30, 2005, the Banks had issued commitments to extend credit of $111,801,000 through various types of arrangements. These commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks may also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $6,566,000 at September 30, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

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

     Neither the Company nor the banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at September 30, 2005.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2005:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                     Well                      Adequately
                                                                                  Capitalized                  Capitalized
                                                      Actual                      Requirement                  Requirement
                                                      ------                      -----------                  -----------
                                             Amount            Ratio      Amount              Ratio       Amount            Ratio
                                             ------            -----      ------              -----       ------            -----
Company:
Total Risk-based Capital ...............    $45,110            12.17%          N/A              N/A       $29,653           8.00%
Tier 1 Risk-based Capital ..............     41,145            11.10           N/A              N/A        14,927           4.00
Leverage Ratio .........................     41,145             8.61           N/A              N/A        19,115           4.00

Peoples National Bank:
Total Risk-based Capital ...............    $25,766            12.04%      $21,400            10.00%      $17,120           8.00%
Tier 1 Risk-based Capital ..............     23,694            11.07        12,842             6.00         8,562           4.00
Leverage Ratio .........................     23,694             8.84        13,402             5.00        10,721           4.00

Bank of Anderson, N. A:
Total Risk-based Capital ...............    $12,275            10.51%      $11,679            10.00%      $ 9,343           8.00%
Tier 1 Risk-based Capital ..............     10,875             9.31         7,009             6.00         4,672           4.00
Leverage Ratio .........................     10,875             7.00         7,768             5.00         6,214           4.00

Seneca National Bank:
Total Risk-based Capital ...............    $ 5,050            12.80%      $ 3,945            10.00%      $ 3,156           8.00%
Tier 1 Risk-based Capital ..............      4,557            11.55         2,367             6.00         1,578           4.00
Leverage Ratio .........................      4,557             8.51         2,677             5.00         2,142           4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123 (R) is effective for registrants that are not small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after June 15, 2005.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS no. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

     The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. In general an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally would indicate that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. At September 30, 2005, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $5,306,000. This liability-sensitive position is largely attributable to the Company's short-term Certificates of Deposit, Money Market accounts and NOW accounts, which totaled $127,114,000, $48,329,000 and $55,071,000, respectively, at September 30, 2005.

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


                                       PEOPLES BANCORPORATION, INC.


Dated:  November 9, 2005               By:    /s/ R. Riggie Ridgeway
                                            ------------------------
                                              R. Riggie Ridgeway
                                              President and CEO


Dated:  November 9, 2005               By:   /s/ Robert E. Dye, Jr.
                                           ------------------------
                                              Robert E. Dye, Jr.
                                              Sr. Vice President & CFO
                                              (principal financial officer)

                                  Exhibit Index

Exhibit No.                Description of Exhibit

31.1                       Rule 13a-14(a) / 15d-14(a) Certifications
31.2                       Rule 13a-14(a) / 15d-14(a) Certifications
32                         Section 1350 Certifications