Form 10-K
period 2005-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2006-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

The aggregate  market value of the voting and  non-voting  common equity held by nonaffiliates  of the  Registrant  (4,127,093  shares)  on  June  30,  2005  was approximately $70,160,600. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,362,586 shares) on March 13, 2006 was approximately $57,804,300. As of such dates, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 13, 2006: 6,250,006 shares of $1.11 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

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

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty (30) competitor bank offices, one (1) savings institution, and two (2) credit union offices. In Anderson County there are fifty-six (56) competitor bank offices and five (5) credit union offices. In Oconee County, there are fifteen (15) competitor bank offices, four (4) savings institution offices, and one (1) credit union office. The Peoples National Bank had approximately 13.22% of the deposits of FDIC-insured institutions in Pickens County. The Peoples National Bank and Bank of Anderson, combined, had approximately 8.87% of the deposits of FDIC-insured institutions in Anderson County. Seneca National Bank had approximately 4.55% of the deposits of FDIC-insured institutions in Oconee County. The foregoing information is as of June 30, 2005, the most recent date for which such information is available from the FDIC.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2005, 2004 and 2003. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                        AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                               (dollars in thousands)
                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                2005                  2004                    2003
                                                                                ----                  ----                    ----
 Assets
Cash and Due from Banks .......................................               $ 12,325               $ 12,159               $ 11,539

Taxable Securities ............................................                 66,889                 68,952                 75,300
Tax-Exempt Securities .........................................                  8,529                  6,953                  4,837
Federal Funds Sold ............................................                  6,411                  6,443                 15,784
Mortgage Loans Held for Sale ..................................                      -                  6,377                 32,511
Gross Loans ...................................................                352,193                311,524                275,424
Less:  Loan Loss Reserve ......................................                  3,846                  3,558                  3,299
                                                                              --------               --------               --------
Net Loans .....................................................                348,347                307,966                272,125
                                                                              --------               --------               --------

Other Assets ..................................................                 24,470                 22,332                 15,447
                                                                              --------               --------               --------
Total Assets ..................................................               $466,971               $431,182               $427,543
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 50,864               $ 47,795               $ 50,352
Interest-bearing Deposits:
    Interest Checking .........................................                 51,802                 42,917                 37,650
    Savings Deposits ..........................................                 11,870                 10,945                  9,513
    Money Market ..............................................                 47,881                 53,735                 61,048
    Certificates of Deposit ...................................                191,677                172,283                171,155
    Individual Retirement Accounts ............................                 27,655                 25,079                 23,500
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                330,885                304,959                302,866
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 36,761                 33,393                 31,747
Long-term Borrowings ..........................................                  5,000                  5,000                  5,000
Other Liabilities .............................................                  3,019                  2,704                  2,830
                                                                              --------               --------               --------
    Total Liabilities .........................................                426,529                393,851                392,795
                                                                              --------               --------               --------

Common Stock ..................................................                  6,594                  6,174                  5,903
Additional Paid-in Capital ....................................                 32,602                 29,738                 26,334
Retained Earnings .............................................                  1,246                  1,419                  2,511
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 40,442                 37,331                 34,748
                                                                              --------               --------               --------

Total Liabilities and Shareholders'
Equity ........................................................               $466,971               $431,182               $427,543
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2005, 2004 and 2003 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                                          Year Ended December 31, 2005
                                                                                          ----------------------------
                                                                                             (dollars in thousands)
                                                                                  Average              Interest           Average
Assets                                                                            Amount             Earned/Paid         Yield/Rate
------                                                                            ------             -----------         ----------

Securities - Taxable ...............................................            $ 66,889              $  1,891                2.83%
             Tax-Exempt ............................................               8,529                   260                4.62%*

Interest-bearing deposits at other banks ...........................                 942                    30                3.18%

Federal Funds Sold .................................................               6,411                   194                3.03%

Mortgage loans held for sale .......................................                   -                     -                0.00%

Gross Loans ........................................................             352,193                23,915                6.79%
                                                                                --------              --------

    Total Earning Assets ...........................................            $434,964              $ 26,290                6.07%*
                                                                                ========              ========

Liabilities
Interest Checking ..................................................            $ 51,802              $    137                0.26%
Savings Deposits ...................................................              11,870                    26                0.22%
Money Market .......................................................              47,881                   690                1.44%
Certificates of Deposit ............................................             191,677                 6,094                3.18%
Individual Retirement Accounts .....................................              27,655                   977                3.53%
                                                                                --------              --------
                                                                                 330,885                 7,924

Short-term Borrowings ..............................................              36,761                   765                2.08%
Long-term Borrowings ...............................................               5,000                   244                4.88%
                                                                                --------              --------

    Total Interest-bearing Liabilities .............................            $372,646              $  8,933                2.40%
                                                                                ========              ========

Excess of interest-earning assets
  over interest-bearing liabilities ................................            $ 62,318
                                                                                ========
Net interest income ................................................                                  $ 17,357
                                                                                                      ========
Interest rate spread ...............................................                                                          3.67%*
Net yield on earning assets ........................................                                                          4.02%*


* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                                                           Year Ended December 31, 2004
                                                                                           ----------------------------
                                                                                              (dollars in thousands)
                                                                                   Average            Interest           Average
Assets                                                                             Amount           Earned/Paid         Yield/Rate
------                                                                             ------           -----------         ----------

Securities - Taxable .......................................................    $      68,952      $       1,866           2.71%
             Tax-Exempt ....................................................            6,953                233           5.08%*

Interest-bearing deposits at other banks ...................................              729                  9           1.23%

Federal Funds Sold .........................................................            6,443                 88           1.37%

Mortgage loans held for sale ...............................................            6,377                318           4.99%

Gross Loans ................................................................          311,524             18,549           5.95%
                                                                                -------------      -------------

    Total Earning Assets ...................................................    $     400,978      $      21,063           5.28%*
                                                                                =============      =============

Liabilities
Interest Checking ..........................................................    $      42,917      $          88           0.21%
Savings Deposits ...........................................................           10,945                 18           0.16%
Money Market ...............................................................           53,735                401           0.75%
Certificates of Deposit ....................................................          172,283              4,506           2.62%
Individual Retirement Accounts .............................................           25,079                815           3.25%
                                                                                -------------      -------------
                                                                                      304,959              5,828

Short-term Borrowings ......................................................           33,393                368           1.10%
Long-term Borrowings .......................................................            5,000                245           4.90%
                                                                                -------------      -------------

    Total Interest-bearing Liabilities .....................................    $     343,352      $       6,441           1.88%
                                                                                =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities ........................................    $      57,626
                                                                                =============
Net interest income ........................................................                       $      14,622
                                                                                                   =============
Interest rate spread .......................................................                                               3.40%*
Net yield on earning assets ................................................                                               3.67%*

* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                                                            Year Ended December 31, 2003
                                                                                            ----------------------------
                                                                                               (dollars in thousands)
                                                                                    Average            Interest           Average
Assets                                                                              Amount           Earned/Paid         Yield/Rate
------                                                                              ------           -----------         ----------

Securities - Taxable ........................................................    $      75,300      $       2,392           3.18%
             Tax-Exempt .....................................................            4,837                180           5.64%*

Interest-bearing deposits at other banks ....................................              379                  4           1.06%

Federal Funds Sold ..........................................................           15,784                176           1.12%

Mortgage loans held for sale ................................................           32,511              1,002           3.08%

Gross Loans .................................................................          275,424             17,153           6.23%
                                                                                 -------------      -------------

    Total Earning Assets ....................................................    $     404,235      $      20,907           5.19%*
                                                                                 =============      =============

Liabilities
Interest Checking ...........................................................    $      37,650      $         150           0.40%
Savings Deposits ............................................................            9,513                 43           0.45%
Money Market ................................................................           61,048                752           1.23%
Certificates of Deposit .....................................................          171,155              5,069           2.96%
Individual Retirement Accounts ..............................................           23,500                844           3.59%
                                                                                 -------------      -------------
                                                                                       302,866              6,858

Short-term Borrowings .......................................................           31,747                427           1.35%
Long-term Borrowings ........................................................            5,000                241           4.82%
                                                                                 -------------      -------------

    Total Interest-bearing Liabilities ......................................    $     339,613      $       7,526           2.22%
                                                                                 =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities .........................................    $      64,622
                                                                                 =============
Net interest income .........................................................                       $      13,381
                                                                                                    =============
Interest rate spread ........................................................                                               2.97%*
Net yield on earning assets .................................................                                               3.33%*


* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

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


                                                                         Year Ended December 31,
                                                                          2005 compared to 2004
                                                                          (dollars in thousands)

                                                           Change in              Change in              Total
                                                            Volume                  Rate                 Change
                                                            ------                  ----                 ------

Interest earned on:
Securities
     Taxable ......................................    $         (51)         $          76          $          25
     Tax-Exempt ...................................               45                    (18)                    27
Interest-bearing deposits at other banks ..........                3                     18                     21
Federal Funds Sold ................................                -                    106                    106
Mortgage Loans Held for Sale ......................             (318)                     -                   (318)
Gross Loans .......................................            2,585                  2,781                  5,366
                                                       -------------          -------------          -------------

Total Interest Income .............................            2,264                  2,963                  5,227
                                                       -------------          -------------          -------------

Interest paid on:
     Interest Checking ............................               20                     29                     49
     Savings Deposits .............................                2                      6                      8
     Money Market .................................              (38)                   327                    289
     Certificates of Deposit ......................              545                  1,043                  1,588
     Individual Retirement Accounts ...............               88                     74                    162
                                                       -------------          -------------          -------------
                                                                 616                  1,480                  2,096
Short-term Borrowings .............................               40                    357                    397
Long-term Borrowings ..............................                -                     (1)                    (1)
                                                       -------------          --------------         --------------

Total Interest Expense ............................              657                  1,835                  2,492
                                                       -------------          -------------          -------------

Change in Net Interest Income .....................    $       1,608          $       1,127          $       2,735
                                                       =============          =============          =============

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

For purposes of these analyses, non-accruing loans are included in the average balances. Tax-exempt income is shown on an actual, rather than, tax-exempt basis. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

         As reflected in the table above, most of the increase in net interest income of $2,735,000 during 2005 was due to the change in volume. The $5,227,000 increase in interest income was related to the change in volume and change in rates in the loan portfolios. In reviewing the Company's deposits, substantially all the $2,492,000 increase in interest expense was due to the increases in the rates paid on all deposit accounts, principally Certificates of Deposit.

                                                                         Year Ended December 31,
                                                                          2004 compared to 2003
                                                                          (dollars in thousands)

                                                           Change in              Change in              Total
                                                            Volume                  Rate                 Change
                                                            ------                  ----                 ------

Interest earned on:
Securities
     Taxable ......................................    $        (191)         $        (335)         $        (526)
     Tax-Exempt ...................................               69                    (16)                    53
Interest-bearing deposits at other banks ..........                4                      1                      5
Federal Funds Sold ................................             (142)                    54                    (88)
Mortgage Loans Held for Sale ......................           (2,958)                 2,274                   (684)
Gross Loans .......................................            2,100                   (704)                 1,396
                                                       -------------          --------------         -------------

Total Interest Income .............................           (1,118)                (1,274)                   156
                                                       --------------         --------------         -------------

Interest paid on:
     Interest Checking ............................               25                    (87)                   (62)
     Savings Deposits .............................                8                    (33)                   (25)
     Money Market .................................              (82)                  (269)                  (351)
     Certificates of Deposit ......................               34                   (597)                  (563)
     Individual Retirement Accounts ...............               70                    (99)                   (29)
                                                       -------------          --------------         --------------
                                                                  54                 (1,084)                (1,030)
Short-term Borrowings .............................               24                    (83)                   (59)
Long-term Borrowings ..............................                -                      4                      4
                                                       -------------          -------------          -------------

Total Interest Expense ............................               78                 (1,163)                (1,085)
                                                       -------------          --------------         --------------

Change in Net Interest Income .....................    $      (1,196)         $       2,437          $       1,241
                                                       ==============         =============          =============

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

For purposes of these analyses, non-accruing loans are included in the average balances. Tax-exempt income is shown on an actual, rather than, tax-exempt basis. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

         As reflected in the table above, the increase in net interest income of $1,241,000 during 2004 was due to the change in volume. The majority of the $156,000 increase in interest income was related to the volume growth in the loan portfolios, lessened by the change in rates, and the exit of the wholesale mortgage loan division of The Peoples National Bank. In reviewing the Company's deposits, substantially all the $1,085,000 decrease in interest expense was due to the decreases in the rates paid on all deposit accounts, principally Money Market accounts and Certificates of Deposit.

LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment, and real estate loans.

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2005, approximately $9,936,000, or 7.7%, of commercial loans were unsecured compared to approximately $8,675,000 or 6.4% at December 31, 2004.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's market areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks do employ mortgage loan originators who originate loans that are pre-sold at origination to third parties. The Company formerly also purchased mortgage loans through a wholesale mortgage loan division of The Peoples National Bank, which loans were pre-sold at origination to third parties. These loans were classified as loans held for sale for reporting purposes. In 2004, the Company originated $149,881,000 and sold $156,689,000 in mortgage loans held for sale. Management made the decision to completely exit the wholesale mortgage business by the end of 2004. Accordingly, there were no mortgage loans held for sale at December 31, 2005 and 2004.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

         Management believes the loan portfolio is adequately diversified. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $318,632,000 or 84.4% of total loans at December 31, 2005, compared to $264,925,000 or 81.3% at year-end 2004. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2005, 2004, 2003, 2002 and 2001.

Loan Portfolio Composition
(dollars in thousands)

                                                                                                December 31,
                                                                                                ------------
                                                                          2005         2004         2003         2002         2001
                                                                          ----         ----         ----         ----         ----

Commercial  and  industrial  - not  secured by real estate ..........  $ 39,669     $ 39,723     $ 44,306     $ 35,548     $ 26,997
Commercial  and  industrial  - secured by real estate ...............    90,186       95,965       84,805       72,600       53,445
Real Estate - mortgage ..............................................   107,398      105,580       90,299       69,579       60,881
Real estate - construction ..........................................   121,048       63,380       55,139       48,452       48,099
Consumer loans ......................................................    19,194       21,255       21,703       24,308       23,114
                                                                       --------     --------     --------     --------     --------
Loans held for investment ...........................................   377,495      325,903      296,252      250,487      212,536
Loans held for sale .................................................         0            0        5,101       55,026       40,925
 Less:  Allowance for loan losses ...................................     3,854        3,691        3,438        2,850        2,288
                                                                       --------     --------     --------     --------     --------
Net Loans ...........................................................  $373,641     $322,212     $297,915     $302,663     $251,173
                                                                       ========     ========     ========     ========     ========

                                                                                Percentage of Loans Held for Investment
                                                                     2005         2004         2003         2002         2001
                                                                     ----         ----         ----         ----         ----
Commercial  and  Industrial  - not  secured by real estate .....     10.51%       12.18%       14.95%       14.19%       12.70%
Commercial  and  industrial  - secured by real estate ..........     23.89%       29.45%       28.63%       28.98%       25.15%
Real Estate - mortgage .........................................     28.45%       32.40%       30.48%       27.78%       28.64%
Real estate - construction .....................................     32.07%       19.45%       18.61%       19.34%       22.63%
Consumer loans .................................................      5.08%        6.52%        7.33%        9.71%       10.88%
                                                                    ------       ------       ------       ------       ------
     Total .....................................................    100.00%      100.00%      100.00%      100.00%      100.00%

         The following is a presentation of an analysis of maturities of loans as of December 31, 2005:

                                                         Loan Maturity and Interest Sensitivity
                                                                 (dollars in thousands)

                                                            Due After 1
                                         Due in 1           Year up to            Due after
Type of Loans                          Year or less           5 years              5 years              Total
-------------                          ------------           -------              -------              -----

Commercial and Industrial ........    $       18,553      $       18,134       $        2,984       $       39,669
Real Estate ......................           155,482             137,675               25,475              318,632
Consumer Loans ...................             4,438              11,855                2,901               19,194
                                      --------------      --------------       --------------       --------------
    Total ........................    $      178,472      $      167,664       $       31,359       $      377,495

All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2005, the amount of loans due after one year with predetermined interest rates totaled approximately $4,538,000 while the amount of loans due after one year with floating interest rates totaled approximately $194,485,000.

The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                December 31,
                                                                                ------------
                                                                            (dollars in thousands)

Non-performing Assets                                         2005           2004           2003           2002           2001
---------------------                                         ----           ----           ----           ----           ----

Non-performing loans:
  Non-accrual loans ...................................     $    1,206     $      670     $      829     $      926     $      993
  Past due 90 days or more ............................             10            838            122              5              -
  Other restructured loans ............................            922              -              -              -              8
                                                            ----------     ----------     ----------     ----------     ----------
Total non-performing loans ............................          2,138          1,508            951            931          1,001
Real estate acquired in
  settlement of loans .................................          2,007            756            517            193            950
                                                            ----------     ----------     ----------     ----------     ----------
Total non-performing assets ...........................     $    4,145     $    2,264     $    1,468     $    1,124     $    1,951
                                                            ==========     ==========     ==========     ==========     ==========
Non-performing assets as a
  Percentage of loans and
  other real estate ...................................           1.09%          0.69%          0.49%          0.37%          0.77%
Allowance for loan losses as
  a percentage of non-
  performing loans ....................................            180%           245%           362%           306%           229%

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

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $89,000 for the year ended December 31, 2005. The interest on those loans that was included in net income for 2005 amounts to $22,000.

         As of December 31, 2005, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Under Statement No. 114, a loan is also impaired when its original terms are modified in a troubled debt restructuring. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No. 114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. There were no impaired loans at each of December 31, 2005 and December 31, 2004.

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

         At December 31, 2005 the allowance for loan losses was $3,854,000, or 1.02% of gross outstanding loans, compared to $3,691,000, or 1.13% of gross outstanding loans at December 31, 2004. During 2005, the Company experienced net charge-offs of $685,000, or 0.19% of average loans, compared to net charge-offs of $336,000, or 0.11% of average loans during 2004. Consumer loan net charge-offs were $168,000 in 2005 compared to net charge-offs of $61,000 in 2004. Commercial loan net charge-offs were $31,000 in 2005 compared to net charge-offs of $166,000 in 2004. Mortgage loan net charge-offs were $486,000 in 2005 compared to net charge-offs of $109,000 in 2004.

         The Company made provisions for loan losses of $848,000 in fiscal 2005 compared to $589,000 for fiscal 2004. The increased provision was attributable to the increase in net loans charged off.

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

Analysis of the Allowance for Loan Losses
(dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                       2005         2004         2003         2002         2001
                                                                       ----         ----         ----         ----         ----
Balance at beginning of year ....................................   $    3,691   $    3,438   $    2,850   $    2,288   $     2,023
Charge-offs:
Commercial  and  industrial  - not  secured by real estate ......           32          212           28          277           406
Commercial  and  industrial  - secured by real estate .............         26            0           33            0            53
Real estate - mortgage ............................................        327          169          358           47            67
Real estate - construction ........................................        141            0            0            0             0
Consumer loans ....................................................        178           67          146           86           129
                                                                    ----------   ----------   ----------   ----------   -----------
                                                                           704          448          565          410           655
                                                                    ----------   ----------   ----------   ----------   -----------
Recoveries:
Commercial  and  industrial  - not  secured by real estate ........          1           46            8            5             3
Commercial  and  industrial  - secured by real estate .............          0            0            0            2             0
Real estate - mortgage ............................................          8           60            3            4             1
Real estate - construction ........................................          0            0            0            0             0
Consumer loans ....................................................         10            6           36           17            24
                                                                    ----------   ----------   ----------   ----------   -----------
                                                                            19          112           47           28            28
                                                                    ----------   ----------   ----------   ----------   -----------
Net Charge-offs ...................................................        685          336          518          382           627

Provision for loan losses .........................................        848          589        1,106          944           892
                                                                    ----------   ----------   ----------   ----------   -----------
Balance at end of year ............................................ $    3,854   $    3,691   $    3,438   $    2,850   $     2,288
                                                                    ==========   ==========   ==========   ==========   ===========

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                           2005             2004             2003             2002             2001
                                                           ----             ----             ----             ----             ----

Net charge-offs to average loans
   outstanding during the year ........................    0.19%            0.11%            0.19%            0.17%            0.32%
Net charge-offs to total loans
   outstanding at end of year  ........................    0.18%            0.10%            0.17%            0.15%            0.34%
Allowance for loan losses to average loans ............    1.09%            1.18%            1.25%            1.24%            1.16%

Allowance for loan losses to
    total loans at end of year ........................    1.02%            1.13%            1.16%            1.14%            1.08%
Net charge-offs to allowance for
    loan losses at end of year ........................   17.77%            9.10%           15.07%           13.40%           27.40%
Net charge-offs to provision for
    loan losses .......................................   80.78%           57.05%           46.84%           40.47%           70.29%

         The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2005. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.


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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2005, 2004 and 2003.

                                                                            Securities Portfolio Composition
                                                                                 (dollars in thousands)
                                                                 2005                      2004                        2003
                                                                 ----                      ----                        ----
                                                      Amortized       Market     Amortized       Market       Amortized       Market
                                                        Cost           Value        Cost         Value          Cost          Value
                                                        ----           -----        ----         -----          ----          -----
AVAILABLE FOR SALE
Obligations of U.S. Government
   Agencies and Corporations ...................       $66,303       $65,009       $62,749       $62,052       $78,620       $78,714
State and Political Subdivisions ...............             -             -             -             -             -             -
                                                       -------       -------       -------       -------       -------       -------
Total Available for Sale .......................        66,303        65,009        62,749        62,052        78,620        78,714
                                                       -------       -------       -------       -------       -------       -------
HELD TO MATURITY
State and Political Subdivisions ...............        10,855        10,674         7,386         7,451         5,632         5,752
                                                       -------       -------       -------       -------       -------       -------

Other Investments ..............................         2,197         2,197         1,809         1,809         2,147         2,147
                                                       -------       -------       -------       -------       -------       -------
         Total .................................       $79,355       $77,880       $71,944       $71,312       $86,399       $86,613
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

         At December 31, 2005 the Company's total investment portfolio classified as available for sale had a book value of $66,303,000 and a market value of $65,009,000 for an unrealized net loss of $1,294,000. The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year and not the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. Management believes that maintaining most of its securities in the available-for- sale category provides greater flexibility in the management of the overall investment portfolio. The Company has the ability and intent to hold these securities until the value recovers or the securities mature.

         The  following   table   indicates  the   respective   maturities   and
weighted-average yields of securities as of December 31, 2005:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                 Average Yield**
                                                                            ----                 ---------------
AVAILABLE FOR SALE
Obligations of U.S. Treasury and other Government agencies:
         0-1 Year ..................................................    $      37,949                  2.24%
         1-5 Years .................................................           11,133                  3.11%
         5-10 Years ................................................           12,124                  4.05%
         Greater than 10 Years .....................................            5,097                  4.64%
                                                                        -------------
                                                                        $      66,303                  2.90%
                                                                        =============
HELD TO MATURITY State and political subdivisions:
         0-1 Year ..................................................    $         160                  6.74%*
         1-5 Years .................................................            3,800                  4.11%*
         5-10 Years ................................................            4,546                  3.93%*
         Greater than 10 Years .....................................            2,349                  4.60%*
                                                                        -------------
                  Total ............................................    $      10,855                  4.18%*
                                                                        =============

* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.


DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2005 and December 31,

2004. There were no brokered deposits at December 31, 2005 and December 31, 2004. During 2005 and 2004 the Company reduced its dependence on these nontraditional deposits, replacing them with core deposits obtained through several market area deposit gathering campaigns. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2005 were $381,749,000 compared to $352,754,000 the prior year, an increase of $28,995,000 or 8.2%. In 2005 the average noninterest-bearing deposits increased approximately $3,069,000 or 6.4%, average interest-bearing checking accounts increased $8,885,000 or 20.7%, average savings accounts increased $925,000 or 8.5%, average money market accounts decreased $5,854,000 or 10.9%, average certificates of deposit increased $19,394,000 or 11.3%, and individual retirement accounts increased $2,576,000 or 10.3%. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2005, 2004 and 2003, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category                                       Average Amount                    Average Rate Paid
----------------                                       --------------                    -----------------
                                                   (dollars in thousands)
                                                2005        2004        2003       2005        2004        2003
                                                ----        ----        ----       ----        ----        ----
Noninterest-bearing Deposits .............    $  50,864  $  47,795   $  50,352         -          -           -
Interest-bearing Deposits
    Interest Checking ....................       51,802     42,917      37,650      0.26%      0.21%       0.40%
    Savings Deposits .....................       11,870     10,945       9,513      0.22%      0.16%       0.45%
    Money Market .........................       47,881     53,735      61,048      1.44%      0.75%       1.23%
    Certificates of Deposit ..............      191,677    172,283     171,155      3.18%      2.62%       2.96%
    Individual Retirement Accounts .......       27,655     25,079      23,500      3.53%      3.25%       3.59%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 77% in 2005 compared to approximately 75% in 2004. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. However, local customers hold virtually all of these certificates of deposit over $100,000.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2005:

                                                    Time Certificates of Deposit
                                                    ----------------------------
                                                        (dollars in thousands)
                   3 months or less ..................      $   19,574
                   4-6 months ........................          10,104
                   7-12 months .......................          22,335
                   Over 12 months ....................          47,242
                                                            ----------
                            Total ....................      $   99,255
                                                            ==========

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                           2005              2004             2003
                                                          -----             -----            -----
        Return on average assets .....................     0.88%             0.82%            1.18%
        Return on average equity .....................    10.20%             9.45%           14.52%
        Average equity to average assets ratio .......     8.66%             8.66%            8.13%
        Dividend payout ratio (1) ....................    28.97%            30.36%(2)        19.96%

(1)  Includes cash-in-lieu of fractional shares paid on 5% stock dividend.
(2)  Includes cash-in-lieu of fractional shares paid on 3-for-2 stock split.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2005, 2004 and 2003. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                 Weighted
                                                         Maximum                     Weighted                    Average
                                                       Outstanding       Annual       Average                    Interest
                                                          at any        Average      Interest      Year End      Rate at
              Year Ended December 31,                   Month End       Balance        Rate        Balance       Year End
              -----------------------                   ---------       -------        ----        -------       --------
                                                                             (dollars in thousands)
2005:
Federal funds purchased ...........................   $     4,039    $       640      4.77%     $    4,039         4.57%
Securities sold under repurchase agreements .......   $    34,757    $    31,594      1.94%     $   31,736         2.03%
2004:
Federal funds purchased ...........................   $     1,854    $       345      2.30%     $      572         2.64%
Securities sold under repurchase agreements .......   $    36,243    $    31,479      1.07%     $   33,953         1.57%
2003:
Federal funds purchased ...........................   $     1,579    $       152      2.99%     $        -         1.37%
Securities sold under repurchase agreements .......   $    33,035    $    28,783      1.34%     $   24,390         0.94%


MARKET RISK - INTEREST RATE SENSITIVITY

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary type of market risk is interest-rate risk.

         The primary objective of Asset/Liability Management at the Company is to manage interest-rate risk and achieve reasonable stability in net interest income throughout interest-rate cycles in order to maintain adequate liquidity. The Company seeks to achieve this objective by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive liabilities. The relationship of rate-sensitive earning assets to rate-sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and rate-sensitive liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of December 31, 2005 the Company was positioned so that net interest income would increase $738,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $772,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company and its customers could undertake in response to changes in interest rates.

         Additionally, each of the Company's banking subsidiaries measures anticipated changes in its economic value of equity in order to ascertain its long-term interest rate risk. This is done by calculating the difference between the theoretical market value of the bank's assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

         It is the responsibility of the Asset/Liability Committees to establish parameters for various interest risk measures, to set strategies to control interest rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving their objectives.

         Management is not aware of any known events or uncertainties that are expected to have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. Management is not aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.


LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2005 the Banks, in aggregate, had unused federal funds lines of credit totaling $26,711,000 with various correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2005 The Peoples National Bank had $5,000,000 in long-term borrowings and $3,500,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2005, The Peoples National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $45,550,000. At December 31, 2005, Bank of Anderson, N. A. had no long-term borrowings and $6,500,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2005, Bank of Anderson, N. A. had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $9,400,000. Seneca National Bank had no long-term borrowings and $2,500,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2005. Seneca National Bank had unused borrowing capacity from the Federal Home Loan Bank of Atlanta of $2,800,000 at December 31, 2005. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity currently available assumes that the Banks' $1,649,000 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2005 the Banks had issued commitments to extend credit of $111,082,000 through various types of arrangements, described further in the table below.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.


                                                                 December 31, 2005
                                                                 -----------------
                                                                 (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties .........    $              40,469
  Lines of credit secured by commercial properties ..........                   44,986
  Other unused commitments ..................................                   25,627
                                                                   -------------------
     Total ..................................................    $             111,082
                                                                   ===================

         In addition to commitments to extend credit, the Banks also issue letters of credit, which are assurances to a third party that it will not suffer a loss if the bank's customer fails to meet its contractual obligation to the third party. At December 31, 2005, there was $6,742,000 committed under letters of credit. Past experience indicates that many of these letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the letters of credit. The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

         Until October 15, 2004 and in years prior the Company engaged in the origination, funding and sale of residential mortgage loans and entered into commitments on an individual loan basis to both originate and sell residential mortgage loans, whereby the interest rate on the loan to the borrower and to the end purchaser of the loan was determined prior to funding (rate lock commitments). Beginning October 16, 2004 the Company no longer engaged in the funding or selling of residential mortgage loans. The Company continues to originate residential mortgage loans, which are committed to and funded by unaffiliated third parties. Therefore, at December 31, 2005 and 2004 the Company had no commitments outstanding to originate residential mortgage loans under rate lock commitments and no commitments to sell mortgage loans to third parties under rate lock commitments.

         Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2005. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for discussion on commitments and contingencies and financial instruments with off-balance sheet risk.


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

The Company and Banks capital ratios are presented as follows:

                                                              December 31,
                                                              ------------
                                                         2005              2004
                                                        -----             -----
      Peoples Bancorporation, Inc.
        Risk-based capital ratio ....................   11.93%            12.35%
        Tier 1 capital (to risk weighted assets) ....   10.93%            11.27%
        Tier 1 capital (to average assets) ..........    8.97%             8.92%

      Peoples National Bank
        Risk-based capital ratio ....................   11.58%            12.61%
        Tier 1 capital (to risk weighted assets) ....   10.69%            11.57%
        Tier 1 capital (to average assets) ..........    8.93%             9.10%

      Bank of Anderson
        Risk-based capital ratio ....................   10.68%            10.26%
        Tier 1 capital (to risk weighted assets) ....    9.53%             9.19%
        Tier 1 capital (to average assets) ..........    7.08%             7.21%

      Seneca National Bank
        Risk-based capital ratio ....................   12.53%            12.59%
        Tier 1 capital (to risk weighted assets) ....   11.30%            11.34%
        Tier 1 capital (to average assets) ..........    8.52%             9.11%

         The decreases in the Company's and Banks' leverage capital ratios resulted primarily from the growth in assets experienced during 2005.

         The Federal Reserve Board has adopted a risk-based capital rule that requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common shareholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation").


PAYMENT OF DIVIDENDS

         Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements. The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2005 The Peoples National

Bank paid dividends of $1,187,000 to the Company, which in turn paid those dividends to its shareholders, compared to $1,051,000 in 2004. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2005 or 2004.

         Payment of dividends by the Banks is subject to regulatory restrictions. If a national bank's surplus fund equals the amount of its capital stock, the directors may declare quarterly, semi-annual or annual dividends out of the bank's net profits, after deduction of losses and bad debts. If the surplus fund does not equal the amount of capital stock, a dividend may not be paid until one-tenth of the bank's net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two years, in the case of an annual dividend, are transferred to the surplus fund.

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

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike companies in most other industries, virtually all of the assets and liabilities of financial institutions are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as do the prices of goods and services.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent banking relationships with Wachovia Bank, N. A., Charlotte, North Carolina; The Bankers Bank, Atlanta, Georgia; and Community Bankers Bank, Midlothian, Virginia. As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.


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

General

         The business activities of the Company and Banks are closely supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any subsidiaries.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act," Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. Although the Company elected to become a financial holding company as of June 23, 2000, neither the Company nor the Banks has yet made a decision as to how to adapt this legislation to their use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

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

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2005.

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

Regulation of the Banks

         As national banks, the Banks are subject to supervision by the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Banks may establish branch offices anywhere within the State of South Carolina. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to; the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Banks are also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

         As national banks, the Banks are subject to examinations and reviews by the Comptroller. These examinations are typically completed on site, and the Banks are subject to off-site review as well. The Banks also submit to the FDIC quarterly reports of condition, as well as such additional reports as the national banking laws may require.

FDIC Insurance Assessments

         The Banks are required to pay semiannual assessments to the FDIC. Since January 1997, the assessments imposed on all FDIC deposits for deposit insurance has an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Banks in 2006.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; prohibiting the acceptance of employee benefit plan deposits; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well managed, well capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create opportunities for the Company to offer expanded services to customers in the future. The Company elected to become a financial holding company effective June 23, 2000, but it has not yet used that status to engage in any activities that are not also permissible for bank holding companies. Furthermore, the Company has not yet determined what the nature of the expanded services it could offer might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Legislative Proposals

         Proposed legislation that could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Banks should they be adopted.

EMPLOYEES

         The Company and the Banks employed 129 full-time and 27 part-time persons as of December 31, 2005. Management believes that its employee relations are good.

EXECUTIVE OFFICERS

         The executive officers of the Company are R. Riggie Ridgeway, President and Chief Executive Officer; William B. West, Executive Vice President and Treasurer; Robert E. Dye, Jr., Senior Vice President, Chief Financial Officer and Secretary; and Patricia A. Jensen, Senior Vice President and Controller. In addition, L. Andrew Westbrook, III, is the President and Chief Executive Officer of the Company's two largest subsidiaries and, as such, is deemed to be an executive officer by the Board for 1934 Act reporting purposes. Information about all of the executive officers except Patricia A. Jensen, and L. Andrew Westbrook, III, is set forth in Item 10, Part III of this report on Form 10-K.

         Patricia A. Jensen, age 52, was promoted to Senior Vice President during 2003. Prior to that time, she served as Vice President of the Company since its formation in 1992. Mrs. Jensen has served as Vice President and Cashier of The Peoples National Bank since August 1986. She has also served as Cashier of Bank of Anderson, N.A. and Seneca National Bank since April 2005. Prior to joining The Peoples National Bank, Mrs. Jensen served as Vice President of First Union National Bank.

         L. Andrew  Westbrook,  III, age 43, has served as  President  and Chief
Executive Officer of The Peoples National Bank since April 2005, and as President and Chief Executive Officer of Bank of Anderson, N. A., since January 2006. Prior to that, Mr. Westbrook served as Senior Vice President and City/Area Executive of Branch Banking & Trust Company (BB&T) in Greenville, South Carolina from 2002 to 2005 and Senior Vice President and City/Area Executive of BB&T in Spartanburg, South Carolina from 1993 to 2002. Mr. Westbrook serves as a Director of The Peoples National Bank and Bank of Anderson, N. A.


AVAILABLE INFORMATION

         The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, upon written request to Ms. Patricia A. Jensen, Senior Vice President, Peoples Bancorporation, Inc., 1818 East Main Street, Easley, South Carolina 29640.

ITEM 1 A.  RISK FACTORS

                          Risks Related to Our Business

         We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         The success of our business depends to a great extent on our customer relationships. Our growth and development to date have depended in large part on the efforts of our senior management team. A number of these senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, a key aspect of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

         We may be unable to successfully manage our sustained growth.

         Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         Our continued pace of growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

         We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

         If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If the loans are not repaid, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         Our business is concentrated in the Upstate area of South Carolina, and a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations may be affected by changes in the Upstate economy. A prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

         We face strong competition from larger, more established competitors, which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in the Upstate area of South Carolina. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have competed, and will continue to be able to compete, effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

         Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

         Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through January 2006, the Federal Reserve has raised rates fourteen times for a total increase of 3.50%. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                          Risks Related to Our Industry

         We are subject to governmental regulation, which could change and increase our cost of doing business or have an adverse effect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our bank's being placed in receivership. We have also recently been subjected to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

         We are susceptible to changes in monetary policy and other economic factors, which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Our common stock is not traded on any exchange or on the Nasdaq National Market System. Although our common stock is traded over-the-counter and quotations of bid and ask information are provided by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, no active trading market has developed and none is expected to develop in the foreseeable future. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

         We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

         There is no guarantee we will continue to pay cash dividends in the future at the same or any level.

         Declaration and payment of dividends are within the discretion of our board of directors. Our banks are currently our only source of funds with which to pay cash dividends. Our banks' declaration and payment of future dividends to us are within the discretion of the banks' boards of directors, and are dependent upon their earnings, financial condition, their need to retain earnings for use in the business and any other pertinent factors. The banks' payment of dividends is also subject to various regulatory requirements and the ability of the banks' regulators to forbid or limit their payment of dividends.

         Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

         Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit, savings account or obligation of our bank and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.



ITEM 1 B.                  UNRESOLVED STAFF COMMENTS

         The Company is not an accelerated filer or a large accelerated filer and has not received any comments from the Securities and Exchange Commission regarding its current or periodic reports in the 180 days prior to December 31, 2005.

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

         The main office of The Peoples National Bank is located at 1800 East Main Street in Easley, South Carolina, adjacent to the Company's corporate office. The property consists of a two-story brick building of approximately 10,412 square feet, which is constructed on 1.75 acres of land owned by The Peoples National Bank. Improvements include a three-lane drive-through teller installation, vault, night depository, safe-deposit facilities, and a drive-through automated teller machine.

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

         The Peoples National Bank currently operates a loan-production office in a leased facility located at 233 North Main Street in the downtown area of Greenville, South Carolina. The bank also has contracted to purchase a 2.418-acre parcel of land at 1 East Antrim Drive in Greenville, South Carolina, and subsequently plans to construct a facility to be used as a full-service retail banking office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 2005 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board under the symbol "PBCE.OB." The reported high and low bid prices for each quarter of 2005 and 2004 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is not an active trading market for our common stock.

                     Sales Prices of the Company's Common Stock

       Quarter Ended                                Low            High
       -------------                                ---            ----
       March 31, 2004 ........................    $   15.14     $   16.42
       June 30, 2004 .........................    $   15.08     $   17.42
       September 30, 2004 ....................    $   16.08     $   17.42
       December 31, 2004 .....................    $   17.00     $   17.42
       March 31, 2005 ........................    $   18.15     $   19.95
       June 30, 2005 .........................    $   15.69     $   18.53
       September 30, 2005 ....................    $   15.44     $   17.58
       December 31, 2005 .....................    $   13.25     $   16.86

         As of March 13, 2006, the number of holders of record of the Company's common stock was 1,057 and the number of issued and outstanding shares was 6,250,006.

         During 2005 the Company paid four quarterly cash dividends totaling $0.20 per common share. In 2004, the Company paid four quarterly cash dividends totaling $0.26 per common share.

         In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998,
January 14, 2000, January 5, 2001, January 4, 2002, November 18, 2002, November 17, 2003, January 4, 2005 and December 30, 2005 the Company paid 5% stock dividends to shareholders (2005 and 2004 prices in the table above have been adjusted for the 2005 stock dividends).

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

Unregistered Sales of Equity Securities and Use of Proceeds.

None.


Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.229.703.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                   FIVE-YEAR FINANCIAL SUMMARY
                                                                        (All amounts, except per share data, in thousands)
                                                                  2005          2004           2003          2002           2001
                                                                  ----          ----           ----          ----           ----
INCOME STATEMENT DATA
  Net interest income ....................................     $   17,357    $   14,622     $   13,381    $   12,609     $    9,899
  Provision for loan losses ..............................            848           589          1,106           944            892
  Other operating income .................................          3,609         4,996         10,302         6,564          5,267
  Other operating expenses ...............................         14,338        13,847         14,665        11,380          9,567
  Net income .............................................          4,128         3,528          5,044         4,383          3,069

PER SHARE DATA (1)
  Net income per common share -
     Basic ...............................................     $     0.65    $     0.58     $     0.83    $     0.71     $     0.50
     Diluted .............................................     $     0.65    $     0.56     $     0.80    $     0.69     $     0.49
  Cash dividends declared ................................     $     0.20    $     0.26     $     0.28    $     0.23     $     0.18

BALANCE SHEET DATA
  Total Assets ...........................................     $  487,977    $  429,796     $  421,756    $  416,122     $  312,166
  Total Deposits .........................................        390,346       346,145        353,329       328,174        236,802
  Total Loans (Net) ......................................        373,641       322,212        297,915       302,663        251,173
  Investment Securities ..................................         78,061        71,247         86,493        86,170         35,493
  Total Earning Assets ...................................        456,456       400,809        399,925       394,351        296,181
  Shareholders' Equity ...................................         41,171        38,240         36,161        32,747         28,551

OTHER DATA
  Return on average assets ...............................           0.88%         0.82%          1.18%         1.21%          1.07%
  Return on average equity ...............................          10.20%         9.45%         14.52%        14.49%         11.31%

(1) Per share data has been restated to reflect 5% stock dividends in 2001, 2002, 2003, 2004 and 2005, and the 3-for-2 stock split issued in October 2004.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under "PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS" in Part I, Item 1 for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets increased $58,181,000 or 13.5% from $429,796,000 at December 31, 2004 to $487,977,000 at December 31, 2005.

         The Company experienced significant loan growth during 2005 as the total outstanding loans, the largest single category of assets, increased

$51,592,000 or 15.8% from  $325,903,000  at December 31, 2004 to $377,495,000 at
December 31, 2005, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries.

         The Company's securities portfolio collectively, at amortized cost, increased $7,411,000 or 10.3% from $71,944,000 at December 31, 2004 to
$79,355,000 at December 31, 2005. The majority of this increase was attributable to the deployment of increased levels of deposit at the subsidiary banks. The sale of U.S. Government agencies and mortgage-backed securities in the available-for-sale portfolio in 2004 amounted to approximately $10,028,000, compared to $362,000 in 2005. The sale of these securities resulted in realized gains of $128,000 in 2004 and $7,000 in realized gains in 2005. Maturities, calls, and principal pay-downs on all securities amounted to $5,261,000 at December 31, 2005 compared to $31,714,000 in the year ended December 31, 2004. During 2005, the Company made purchases of $8,035,000 in available-for-sale securities and purchases of $4,737,000 in securities held-to-maturity compared to $25,375,000 and $2,302,000, respectively, in 2004. The Company does not engage in, and does not expect to engage in, hedging activities.

         Cash and due from banks balances increased $681,000 or 7.9% from $8,630,000 at December 31, 2004 to $9,311,000 at December 31, 2005. The Company
had no federal funds sold as of December 31, 2005, compared to $2,631,000 at December 31, 2004. The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

         Cash surrender value of life insurance increased $354,000 or 3.9% from $9,049,000 at December 31, 2004 to $9,403,000 at December 31, 2005 due to the
normal appreciation in value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

         Other assets, comprised largely of prepaid expenses, other real estate owned, and deferred income taxes, increased $1,491,000 or 71.0% to $3,585,000 at December 31, 2005 from $2,094,000 at December 31, 2004. This increase is largely attributable to an increase of $1,251,000 or 165.5% in other real estate owned to $2,007,000 at December 31, 2005 from $756,000 at December 31, 2004. The increase in other real estate owned is largely attributable to $1,048,000 in foreclosures on four properties representing a single customer relationship at Bank of Anderson. Deferred income taxes increased by $212,000 or 17.2% to $1,444,000 at December 31, 2005 from $1,232,000 at December 31, 2004.

         Total liabilities increased $55,250,000 or 14.1% from $391,556,000 at December 31, 2004 to $446,806,000 at December 31, 2005. Total deposits increased $44,204,000 or 12.8% to $390,349,000 at December 31, 2005 from $346,145,000 at

December 31, 2004. Of the $44,204,000 increase in total deposits, there was a $43,244,000 increase in interest-bearing deposits, largely certificates of deposit and interest-bearing transaction accounts. Securities sold under repurchase agreements decreased $2,217,000 or 6.5% from $33,953,000 at December 31, 2004 to $31,736,000 at December 31, 2005. Federal funds purchased increased $3,467,000 or 606.1% from $572,000 at December 31, 2004 to $4,039,000 at
December 31, 2005. Federal Home Loan Bank advances increased $9,000,000 or 105.9% from $8,500,000 at December 31, 2004 to $17,500,000 at December 31, 2005.
At both December 31, 2005 and December 31, 2004, $5,000,000 represents a long-term advance purchased in December 2000, which will mature in December 2010. The overall increase in these other interest-bearing liabilities is largely attributable to the need to fund the growth in loan volume at each of the Banks.

         Shareholders' equity increased $2,931,000 or 7.7% from $38,240,000 at December 31, 2004 to $41,171,000 at December 31, 2005. This increase comes primarily as a result of net earnings for the period of $4,128,000, which was partially offset by the declaration and payment of $1,187,000 in cash dividends and the payment of $9,000 of cash in lieu of fractional shares for the 5% stock dividend during 2005.

EARNINGS PERFORMANCE

2005 Compared to 2004

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2005 resulted in net income of $4,128,000 or $0.66 per basic share ($0.65 per diluted share), compared to $3,528,000 or $0.58 per basic share ($0.56 per diluted share) for the twelve months ended December 31, 2004. The increase in the Company's net income of $600,000 or 17.0% for 2005 resulted largely from a significant increase in total interest income during 2005, and was partially offset by an increase in interest on deposits and other liabilities and a reduction in non-interest income.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $2,753,000 or 18.7% to $17,357,000 for the year ended December 31, 2005 compared to $14,622,000 for the year ended December 31, 2004.

         The Company's total interest income increased $5,227,000 or 24.8% to $26,290,000 in 2005 compared to $21,063,000 for 2004. This increase is largely attributable to an increase in interest income and fees on loans of $5,048,000 resulting from an increase in outstanding loans at the Company's three bank subsidiaries and higher yields resulting from higher market interest rates. There was also an increase of $106,000 in interest on federal funds sold; a $46,000 increase in interest on taxable securities; and a $27,000 increase in interest on tax-exempt securities. These increases are primarily due to higher market yields on these types of earning assets.

         Total interest expense increased $2,492,000 or 38.7% to $8,933,000 in 2005 compared to $6,441,000 for 2004. The increases in the amount of interest paid on deposits increased $2,096,000; interest expense on federal funds purchased and securities sold under repurchase agreements increased $294,000; and the interest paid on notes payable to the Federal Home Loan Bank increased $102,000 in 2005. The increase in interest expense among the various types of interest-bearing liabilities is largely attributable to significantly higher market interest rates experienced at the Company's bank subsidiaries, as well as higher average balances during 2005 as compared to 2004.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $848,000 in 2005 compared to $589,000 for 2004, a $259,000 or 44.0% increase. This increase is largely attributable to a $349,000 increase in net charged-off loans. During 2005 the Company experienced net charge-offs of $685,000, or 0.19% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $336,000, or 0.11% of average outstanding loans in 2004. At December 31, 2005 the allowance for loan losses was 1.02% as a percentage of outstanding loans compared to 1.13% at December 31, 2004.

         At December 31, 2005 the Company had $1,206,000 in non-accrual loans, $922,000 in restructured loans, $10,000 in loans past due 90 days or more but still accruing interest, and $2,007,000 in real estate acquired in settlement of loans, compared to $670,000, $0, $838,000, and $756,000 respectively at December 31, 2004. Non-performing assets as a percentage of all loans and other real estate owned were 1.09% and 0.69% at December 31, 2005 and 2004, respectively.

         In the cases of non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write-downs to the loan. Management of the Company does not believe it has any non-accrual loan that individually could materially impact the allowance for loan losses or long-term future operating results of the Company.

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2005 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Income

         Total consolidated other income, including securities transactions, decreased $1,387,000 or 27.8% from $4,996,000 in 2004 to $3,609,000 in 2005.
This decrease is largely attributable to a reduction of $1,213,000 or 71.1% in income associated with the origination of residential mortgage loans, which was reflected as $494,000 in mortgage banking income in 2005 versus $1,707,000 in the gain on sale of residential mortgage loans in 2004. During 2004, management made the decision to completely exit the wholesale mortgage business due to the significant decrease in demand for residential mortgage loans and refinancing, and therefore at December 31, 2004, the Company no longer owned any mortgage loans held for sale. Currently, the Company's mortgage banking income consists entirely of fees collected for the origination of residential mortgages funded by unrelated investors. Other non-interest income decreased $214,000 or 40.8% to $311,000 in 2005 when compared to $525,000 in 2004. The decrease is largely attributable to life insurance death benefits totaling $174,000 that were received in 2004 in conjunction with the death of the Company's former Chairman, President and CEO. The Company recorded a $7,000 gain on the sale of securities in 2005, a decrease of $121,000 or 94.5% from the gain of $128,000 recorded in 2004.

Other Expenses

         Total consolidated other expenses increased $491,000 or 3.6% to $14,338,000 in 2005 compared to $13,847,000 in 2004. Salaries and benefits, the largest component of non-interest expense, increased $38,000 or 0.5% to $8,205,000 in 2005 compared to $8,167,000 in 2004.

         Occupancy and furniture and equipment expenses increased $151,000 or 7.7% to $2,109,000 in 2005 compared to $1,958,000 in 2004. The increase is primarily attributable to the renovation of the Company's headquarters beginning in late 2004 and continuing through the third quarter of 2005, the completion of an expansion and renovation of the main office of Bank of Anderson, N. A. in the third quarter of 2004, and the purchase of an ATM facility at Seneca National Bank during the second quarter of 2005.

         Other post-employment benefits expense decreased $358,000 or 72.3% to $137,000 in 2005 compared to $495,000 in 2004. This decrease is primarily due to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to fully fund the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died in April 2004. This charge was required by SFAS No. 112 in accordance with generally accepted accounting principles.

         Marketing and advertising expense increased $118,000 or 39.7% to $415,000 in 2005 compared to $297,000 in 2004. This increase is attributable to the promotion of certain bank products and advertising associated with the upcoming 20th anniversary of Peoples National Bank. Legal and professional fees increased $111,000 or 42.7% from $260,000 in 2004 to $371,000 in 2005 due to expenses associated with compliance obligations under section 404 of the Sarbanes-Oxley Act of 2002, and consultation and revisions regarding articles of incorporation, bylaws, stock options, and executive employment contracts. Director fees increased $73,000 or 26.4% to $349,000 in 2005 compared to $276,000 in 2004, due to an increase in the amount of compensation per director for 2005. All other operating expenses were $2,752,000 in 2005 compared to $2,394,000 in 2004.

Income Taxes

         Refer to Note 10 of the Company's consolidated financials statements for an analysis of income tax expense.

EARNINGS PERFORMANCE

2004 Compared to 2003

Overview

         The consolidated Company's operations for the twelve months ended December 31, 2004 resulted in net income of $3,528,000 or $0.58 per basic share ($0.56 per diluted share), compared to $5,044,000 or $0.83 per basic share ($0.80 per diluted share) for the twelve months ended December 31, 2003. The decrease in the Company's net income of $1,516,000 or 30.1% for 2004 resulted largely from a significant decrease in non-interest income during 2004, primarily from the slowing of the Company's residential mortgage-lending activities because of the major reduction in demand.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $1,241,000 or 9.3% to $14,622,000 for the year ended December 31, 2004 compared to $13,381,000 for the year ended December 31, 2003.

         The Company's total interest income increased $156,000 or 0.8% to $21,063,000 in 2004 compared to $20,907,000 for 2003. This increase was largely attributable to an increase in interest income and fees on loans of $712,000 resulting from an increase in outstanding loans at the Company's three bank subsidiaries. This increase was partially offset by a decrease in interest income on taxable investments of $521,000 or 21.7% resulting from lower market rates and lower average balances experienced at the Company's three bank subsidiaries during 2004 when compared to 2003. The increase was also partially offset by a decrease in interest income on federal funds sold of $88,000 or 50.0% resulting from lower average balances of this account.

         Total interest expense decreased $1,085,000 or 14.4% to $6,441,000 in 2004 compared to $7,526,000 for 2003. The decreases in the amount of interest paid on the various categories of interest-bearing liability accounts in 2004 were largely attributable to lower market rates experienced at the Company's three bank subsidiaries during 2004 when compared to 2003.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $589,000 in 2004 compared to $1,106,000 for 2003, a $517,000 or 46.7% decrease. This decrease was largely attributable to slower loan growth at the Banks, coupled with an $182,000 decrease in net charged-off loans. During 2004 the Company experienced net charge-offs of $336,000, or 0.11% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $518,000, or 0.19% of average outstanding loans in 2003. At December 31, 2004 the allowance for loan losses was 1.13% as a percentage of outstanding loans (excluding loans held for sale) compared to 1.16% at December 31, 2003.

         At December 31, 2004 the Company had $670,000 in non-accrual loans, no restructured loans, $838,000 in loans past due 90 days or more but still accruing interest, and $756,000 in real estate acquired in settlement of loans, compared to $829,000, $0, $122,000, and $517,000 respectively at December 31, 2003. Non-performing assets as a percentage of all loans and other real estate owned were 0.69% and 0.49% at December 31, 2004 and 2003, respectively.

Other Income

         Total consolidated other income, including securities transactions, decreased $5,306,000 or 51.5% from $10,302,000 in 2003 to $4,996,000 in 2004.
This decrease was largely attributable to a decrease of $5,936,000 or 77.7% from the gain on sale of residential mortgage loans from $7,643,000 in 2003 to $1,707,000 in 2004, and was partially offset by an increase of $200,000 or 200.0% in earnings on bank owned life insurance from $110,000 in 2003 to $330,000 in 2004, and an increase of $79,000 or 4.1% in service charges on deposit accounts from $1,923,000 in 2003 to $2,002,000 in 2004. The Company recorded a $128,000 gain on the sale of securities in 2004, an increase of $115,000 or 884.6% from the gain of $13,000 recorded in 2003.

Other Expenses

         Total consolidated other expenses decreased $818,000 or 5.6% to $13,847,000 in 2004 compared to $14,665,000 in 2003. Salaries and benefits, the largest component of non-interest expense, decreased $777,000 or 8.7% to $8,167,000 in 2004 compared to $8,944,000 in 2003. The decrease in salaries and benefits for the comparative periods was primarily attributable to the reduced staffing associated with the residential mortgage lending personnel, reduction in commissions paid, and changes in personnel due to decreased volume of mortgage loans originated, and partially offset by normal salary increases and other changes in personnel throughout the company.

         Occupancy expense increased $59,000 or 9.7% to $668,000 in 2004 compared to $609,000 in 2003. Equipment expense increased $139,000 or 12.1% to $1,290,000 in 2004 compared to $1,151,000 in 2003. The increases in occupancy and equipment expenses were primarily attributable to the opening of a new branch office of Bank of Anderson, N.A. in August 2003, the purchase of additional office space by The Peoples National Bank in Easley, South Carolina in January 2004, and the completion of an expansion and renovation to the main office of Bank of Anderson, N.A. in the third quarter of 2004.

         Executive retirement benefit expense increased $321,000 or 184.5% to $495,000 in 2004 compared to $174,000 in 2003. This increase was primarily due to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to increase the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died in April 2004. This charge was required by SFAS No. 112 in accordance with generally accepted accounting principles. The increase was partially offset by a reduction in the number of executives covered from two to one, resulting in lower expenses for the remainder of the year.

         Bank paid loan costs decreased $147,000 or 32.2% to $310,000 in 2004 compared to $457,000 in 2003. The decrease in bank paid loan costs for the two comparative periods was principally attributable to the significant decrease in the volume of mortgage loans originated during 2004 when compared to 2003.

         Miscellaneous other operating expenses decreased $413,000 or 12.4% to $2,917,000 in 2004 compared to $3,330,000 in 2003. Marketing and advertising expense decreased $95,000 or 24.2% to $297,000 in 2004 compared to $392,000 in 2003. This decrease was the result of a decision by management to curtail expenditures in this area. Communications expense decreased $66,000 or 24.3% to $206,000 in 2004 compared to $272,000 in 2003. This decrease was largely attributable to a redesign of telephone systems that incorporated newer technologies and allowed cost savings.

         Other operating expenses decreased $183,000 or 8.7% to $1,670,000 in 2004, compared to $1,904,000 in 2003. This decrease was attributable to decreases in postage expense; printing and supplies; and impact fees. Postage expense decreased $90,000 or 31.5% to $196,000 in 2004 compared to $286,000 in 2003, largely due to the decrease in postage associated with reduced activity in the mortgage loan department. Printing and supplies decreased $67,000 or 24.4% to $208,000 in 2004 compared to $275,000 in 2003, also largely associated with reduced activity in the mortgage loan department. Impact fees, which were paid to a consultant that assisted with the design and implementation of our overdraft privilege service, decreased by $109,000 or 80.7% to $26,000 in 2004 compared to $135,000 in 2003 due to the expiration of that contract.

         Other expenses included legal and professional fees; ATM and debit card expense; insurance expense; travel and administration expense; and other sundry expenses. Legal and professional fees increased $51,000 or 24.4% to $260,000 in 2004 compared to $209,000 in 2003 largely due to consultation and revisions regarding articles of incorporation, bylaws, stock option plans, and executive employment contracts. ATM and debit card expense increased $26,000 or 12.4% to $236,000 in 2004 compared to $210,000 in 2003. This increase was largely attributable to growth in the number of transactions and vendor fee increases that occurred in 2004. Insurance expense for directors and officers, bond, property, workers compensation, liability, etc. increased $22,000 or 20.2% to $131,000 in 2004 compared to $109,000 in 2003 as the result of increased insurance coverage. Travel and administration expense decreased $13,000 or 13.3% to $85,000 in 2004 compared to $98,000 in 2003. The retreat that was held for the Board of Directors in 2003 was not repeated in 2004, largely contributing to the decrease in travel and administration expense.

LIQUIDITY AND CAPITAL RESOURCES

         The sections "LIQUIDITY" and "CAPITAL ADEQUACY AND RESOURCES" included in "Business" under Item 1 of this Annual Report on Form 10-K are incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The section "OFF-BALANCE SHEET ARRARNGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS" included in "Business" under Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

         The following table summarizes the Company's contractual obligations as of December 31, 2005.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section "Market Risk - Interest Rate Sensitivity" included in "Business" under Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.




ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Report of Independent Registered Public Accounting Firm.

-    Consolidated Balance Sheets as of December 31, 2005 and 2004.

- Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

- Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

-    Notes to Consolidated Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


         We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.




                                        /s/Elliott Davis LLC

Greenville, South Carolina
February 21, 2006

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                               DECEMBER 31,
                                                                                                               ------------
                                                                                                         2005                2004
                                                                                                         ----                ----
                                     ASSETS

CASH AND DUE FROM BANKS ......................................................................         $   9,311          $   8,630

INTEREST - BEARING DEPOSITS IN OTHER BANKS ...................................................               900              1,028

FEDERAL FUNDS SOLD ...........................................................................                 -              2,631
                                                                                                       ---------          ---------
         Total cash and cash equivalents .....................................................            10,211             12,289

SECURITIES
      Available for sale .....................................................................            65,009             62,052
      Held to maturity (fair value of $10,674 (2005) and $7,451 (2004)) ......................            10,855              7,386
      Other investments, at cost .............................................................             2,197              1,809

LOANS, net of allowance for loan losses of $3,854 (2005) and $3,691 (2004) ...................           373,641            322,212

PREMISES AND EQUIPMENT, net of accumulated depreciation ......................................            10,635             11,075

ACCRUED INTEREST RECEIVABLE ..................................................................             2,441              1,830

CASH SURRENDER VALUE OF LIFE INSURANCE .......................................................             9,403              9,049

OTHER ASSETS .................................................................................             3,585              2,094
                                                                                                       ---------          ---------
                                                                                                       $ 487,977          $ 429,796
                                                                                                       =========          =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing ......................................................................         $  52,467          $  51,507
    Interest-bearing .........................................................................           337,882            294,638
                                                                                                       ---------          ---------
          Total deposits .....................................................................           390,349            346,145

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ..................................................            31,736             33,953

FEDERAL FUNDS PURCHASED ......................................................................             4,039                572

ADVANCES FROM FEDERAL HOME LOAN BANK .........................................................            17,500              8,500

ACCRUED INTEREST PAYABLE .....................................................................             2,281              1,154

OTHER LIABILITIES ............................................................................               901              1,232
                                                                                                       ---------          ---------
         Total liabilities ...................................................................           446,806            391,556
                                                                                                       ---------          ---------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 15,000,000 shares authorized; $1.11 par value per share; 6,245,356 (2005) shares and 5,822,608 (2004) shares
        issued and outstanding ...............................................................             6,932              6,463
    Additional paid-in capital ...............................................................            34,684             32,237
    Retained earnings ........................................................................               408                  -
    Accumulated other comprehensive (loss) ...................................................              (853)              (460)
                                                                                                       ---------          ---------
         Total shareholders' equity ..........................................................            41,171             38,240
                                                                                                       ---------          ---------

                                                                                                       $ 487,977          $ 429,796
                                                                                                       =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share information)

                                                                                                For the years ended December 31,
                                                                                                --------------------------------
                                                                                            2005              2004            2003
                                                                                            ----              ----            ----
INTEREST INCOME
    Interest and fees on loans ..................................................          $23,915          $18,867          $18,155
    Interest on securities
      Taxable ...................................................................            1,921            1,875            2,396
      Tax-exempt ................................................................              260              233              180
    Interest on federal funds sold ..............................................              194               88              176
                                                                                           -------          -------          -------
         Total interest income ..................................................           26,290           21,063           20,907
                                                                                           -------          -------          -------
INTEREST EXPENSE
    Interest on deposits ........................................................            7,924            5,828            6,858
    Interest on federal funds purchased and securities sold
      under repurchase agreements ...............................................              642              348              391
    Interest on advances from Federal Home Loan Bank ............................              367              265              277
                                                                                           -------          -------          -------
         Total interest expense .................................................            8,933            6,441            7,526
                                                                                           -------          -------          -------
         Net interest income ....................................................           17,357           14,622           13,381

PROVISION FOR LOAN LOSSES .......................................................              848              589            1,106
                                                                                           -------          -------          -------
         Net interest income after provision for loan losses ....................           16,509           14,033           12,275
                                                                                           -------          -------          -------
NONINTEREST INCOME
    Service charges on deposit accounts .........................................            2,017            2,002            1,923
    Customer service fees .......................................................              168              161              133
    Mortgage banking ............................................................              494                -                -
    Brokerage services ..........................................................              195              143              151
    Bank owned life insurance ...................................................              417              330              110
    Other noninterest income ....................................................              311              525              329
    Gain on sale of mortgage loans held for sale ................................                -            1,707            7,643
    Gain on sale of securities available for sale ...............................                7              128               13
                                                                                           -------          -------          -------
         Total noninterest income ...............................................            3,609            4,996           10,302
                                                                                           -------          -------          -------
NONINTEREST EXPENSES
    Salaries and benefits .......................................................            8,205            8,167            8,944
    Occupancy ...................................................................              747              668              609
    Equipment ...................................................................            1,362            1,290            1,151
    Marketing and advertising ...................................................              415              297              392
    Communications ..............................................................              222              206              272
    Printing and supplies .......................................................              139              208              275
    Bank paid loan costs ........................................................              318              310              457
    Directors fees ..............................................................              349              276              278
    Other post employment benefits ..............................................              137              495              174
    Legal and professional fees .................................................              371              260              209
    Other operating .............................................................            2,073            1,670            1,904
                                                                                           -------          -------          -------
         Total noninterest expenses .............................................           14,338           13,847           14,665
                                                                                           -------          -------          -------
         Income before income taxes .............................................            5,780            5,182            7,912

PROVISION FOR INCOME TAXES ......................................................            1,652            1,654            2,868
                                                                                           -------          -------          -------
         Net income .............................................................          $ 4,128          $ 3,528          $ 5,044
                                                                                           =======          =======          =======
BASIC NET INCOME PER COMMON SHARE ...............................................          $  0.66          $  0.58          $  0.83
                                                                                           =======          =======          =======
DILUTED NET INCOME PER COMMON SHARE .............................................          $  0.65          $  0.56          $  0.80
                                                                                           =======          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2005, 2004 and 2003
                 (Amounts in thousands except share information)

                                                                                                             Accumu-
                                                                                                              lated
                                                                                                              other
                                                                                                             compre-      Total
                                                                Common stock       Additional                hensive      share-
                                                                ------------         paid-in     Retained     income     holders'
                                                             Shares      Amount      capital     earnings     (loss)      equity
                                                             ------      ------      -------     --------     ------      ------

BALANCE, DECEMBER 31, 2002 ..............................   5,261,577   $   5,839   $  25,777   $     446    $     685    $  32,747
                                                                                                                          ---------
Net income ..............................................           -           -           -       5,044            -        5,044
Other comprehensive income, net of tax:
     Unrealized holding losses on securities available
       for sale,  net of income taxes of $316 ...........           -           -           -           -         (614)        (614)
     Less reclassification adjustment for gains
       included in net income, net of income taxes of $4            -           -           -           -           (9)          (9)
                                                                                                             ---------    ---------

Comprehensive income ....................................                                                                     4,421
Stock dividend (5%) .....................................     262,265         292       3,747      (4,039)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -         (13)           -          (13)
Cash dividends ($.18 per share) .........................           -           -           -        (994)           -         (994)
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2003 ..............................   5,523,842       6,131      29,524         444           62       36,161
                                                                                                                          ---------

Net income ..............................................           -           -           -       3,528            -        3,528
Other comprehensive income, net of tax:
     Unrealized holding losses on securities available
       for sale,  net of income taxes of $224 ...........           -           -           -           -         (438)        (438)
     Less reclassification adjustment for gains
       included in net income, net of income taxes of $44           -           -           -           -          (84)         (84)
                                                                                                             ---------    ---------

Comprehensive income ....................................                                                                     3,006
Stock dividend (5%) .....................................     276,423         307       2,594      (2,901)           -            -
Cash in lieu of fractional shares on 3-for-2 stock split            -           -           -          (7)           -           (7)
Cash in lieu of fractional shares on stock dividend .....           -           -           -         (13)           -          (13)
Cash dividends ($.18 per share) .........................           -           -           -      (1,051)           -       (1,051)
Proceeds from stock options exercised ...................      22,343          25         119           -            -          144
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2004 ..............................   5,822,608       6,463      32,237           -         (460)      38,240
                                                                                                                          ---------

Net income ..............................................           -           -           -       4,128            -        4,128
Other comprehensive income, net of tax:
     Unrealized holding losses on securities available ..           -           -           -           -         (388)        (388)
       for sale,  net of income taxes of $202
     Less reclassification adjustment for gains
       included in net income, net of income taxes of $2            -           -           -           -           (5)          (5)
                                                                                                             ---------    ---------

Comprehensive income ....................................                                                                     3,735
Stock dividend (5%) .....................................     296,844         330       2,194      (2,524)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -          (9)           -           (9)
Cash dividends ($.20 per share) .........................           -           -           -      (1,187)           -       (1,187)
Proceeds from stock options exercised ...................     125,904         139         253           -            -          392
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2005 ..............................   6,245,356   $   6,932   $  34,684   $     408    $    (853)   $  41,171
                                                            =========   =========   =========   =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                         For the years ended December 31,
                                                                                         --------------------------------
                                                                                        2005         2004           2003
                                                                                        ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...................................................................   $   4,128    $   3,528    $   5,044
    Adjustments to reconcile net income to net cash
      provided by operating activities
      (Gain) loss on sale of premises and equipment ..............................          25          (20)         (12)
      Gain on sale of mortgage loans held for sale ...............................           -       (1,707)      (7,643)
      Gain on sale of securities available for sale ..............................          (7)        (128)         (13)
      Provision for loan losses ..................................................         848          589        1,106
      Benefit from deferred income taxes .........................................         (10)        (209)         (97)
      Depreciation ...............................................................       1,127        1,075          967
      Amortization and accretion (net) of premiums
         and discounts on securities .............................................         132          168          369
      Origination of mortgage loans held for sale ................................           -     (149,881)    (417,808)
      Sale of mortgage loans held for sale .......................................           -      156,689      475,416
      (Increase) decrease in accrued interest receivable .........................        (611)          (9)         155
      Increase in other assets ...................................................      (1,286)        (558)        (421)
      Increase (decrease) in accrued interest payable ............................       1,127         (450)          29
      Increase (decrease) in other liabilities ...................................        (321)          57          354
                                                                                     ---------    ---------    ---------
           Net cash provided by operating activities .............................       5,152        9,144       57,446
                                                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities held to maturity ...................................      (4,737)      (2,302)      (1,308)
      Purchases of securities available for sale .................................      (8,035)     (25,375)     (83,094)
      Sales (purchases) of other investments .....................................        (388)         338         (263)
      Proceeds from principal pay downs
        on securities available for sale .........................................       3,543        4,879       15,891
      Proceeds from the maturities and calls
        of securities available for sale .........................................         500       26,325       59,778
      Proceeds from the sale of securities available for sale ....................         362       10,028        6,999
      Proceeds from maturity of securities held to maturity ......................       1,218          510          375
      Investment in bank owned life insurance ....................................        (354)      (6,755)           -
      Net increase in loans ......................................................     (52,277)     (29,371)     (46,283)
      Proceeds from the sale of premises and equipment ...........................          82           53           24
      Purchase of premises and equipment .........................................        (794)      (1,952)      (1,671)
                                                                                     ---------    ---------    ---------
           Net cash used for investing activities ................................     (60,880)     (23,622)     (49,552)
                                                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits ........................................      44,204       (7,184)      25,155
      Net increase in federal funds purchased ....................................       3,467          572            -
      Net increase (decrease) in securities
        sold under repurchase agreements .........................................      (2,217)       9,563      (10,941)
      Net increase (decrease) in advances
        from Federal Home Loan Bank ..............................................       9,000        3,500      (12,000)
      Proceeds from the exercise of stock options ................................         392          144            -
      Cash dividends paid ........................................................      (1,187)      (1,051)        (994)
      Cash in lieu of fractional shares on
        stock dividends and splits ...............................................          (9)         (20)         (13)
                                                                                     ---------    ---------    ---------
           Net cash provided by financing activities .............................      53,650        5,524        1,207
                                                                                     ---------    ---------    ---------
           Net increase (decrease) in cash and cash equivalents ..................      (2,078)      (8,954)       9,101

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................................      12,289       21,243       12,142
                                                                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........................................   $  10,211    $  12,289    $  21,243
                                                                                     =========    =========    =========
CASH PAID FOR
    Interest .....................................................................   $   7,806    $   6,432    $   7,497
                                                                                     =========    =========    =========
    Income taxes .................................................................   $   2,200    $   1,540    $   3,078
                                                                                     =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

   Principles of consolidation and nature of operations
     The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the "Company") and its wholly-owned subsidiaries, The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank (collectively referred to as the "Banks"). All significant intercompany balances and transactions have been eliminated. The Banks operate under individual national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency. The Company is subject to regulation by the Federal Reserve Board.

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

  Segments
     The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies. These services include demand, time and savings deposits; lending and ATM processing and are substantially the same across subsidiaries. While the Company's decision-makers monitor the revenue streams of the various financial products and services by product line and by subsidiary, the operations and the allocation of resources are managed, and financial performance is evaluated, on an organization-wide basis. Accordingly, the Company's banking operation is considered by management to be one reportable operating segment.

   Securities
     The Company accounts for securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Debt securities are classified upon purchase as available for sale, held to maturity, or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. To qualify as held to maturity, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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


                                                                     (Continued)

   Allowance for loan losses
     The Company provides for loan losses using the allowance method. Provisions for loan losses are added to the allowance through charges to operating expenses. Loans which are determined to be uncollectible are charged against the allowance and recoveries on loans previously charged off are added to the allowance. The provision for loan losses is the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, delinquency trends, and prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

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

   Mortgage loans held for sale
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Gains and losses on sales of loans are recognized when the loans are sold to secondary market investors. During 2004, the Company ended its origination and sale of loans in the secondary market.

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

   Other real estate owned
     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for estimated selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2005 and 2004 real estate owned by the Company totaled $2,007,000 and $756,000, respectively, and is included in other assets. During 2005 and 2004, the Company transferred loans of $1,756,000 and $616,000, respectively to real estate acquired in foreclosure.





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

   Statements of cash flows
     For the purposes of reporting cash flows, the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and Due From Banks," "Interest-bearing Deposits in Other Banks" and "Federal Funds Sold." Cash and cash equivalents have an original maturity of three months or less.

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

   Stock option compensation plans
     The Company has a stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a directors' stock option plan through which non-employee directors of the Company are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date.

     The Company has historically accounted for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                     (Continued)


     (tabular amounts in thousands, except per share information)                             For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2005             2004             2003
                                                                                           ----             ----             ----
Net income, as reported ........................................................          $4,128          $3,528          $   5,044
Deduct:  total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects ..................................................            (131)           (120)              (109)
                                                                                          ------          ------          ---------
Pro forma net income ...........................................................          $3,997          $3,408          $   4,935
                                                                                          ======          ======          =========
Net income per common share
   Basic-as reported ...........................................................          $ 0.66          $ 0.58          $    0.83
                                                                                          ======          ======          =========
   Basic-pro forma .............................................................          $ 0.64          $ 0.56          $    0.81
                                                                                          ======          ======          =========
   Diluted-as reported .........................................................          $ 0.65          $ 0.56          $    0.80
                                                                                          ======          ======          =========
   Diluted-pro forma ...........................................................          $ 0.63          $ 0.54          $    0.78
                                                                                          ======          ======          =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005, 2004 and 2003: dividend yields from $.17 to $.20 per share, expected volatility from 25 to 27 percent, risk-free interest rates from 4.06 to 5.00 percent and expected life of 10 years. The weighted average market value of options granted approximated $6.66 in 2005, $5.25 in 2004, and $8.45 in 2003. For purposes of the proforma calculations, compensation expense is recognized on a straight-line basis over the vesting period.

     Effective January 1, 2006, the Company has adopted the provisions of SFAS No. 123 (R), which changed the accounting methodology for its stock option plans. See "Recently issued accounting standards."

   Recently issued accounting standards
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective for the Company beginning as of the first quarterly reporting period of 2006. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company elected to use the modified prospective method when this statement was adopted in the first quarter of 2006. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and related guidance and has concluded that the adoption did not have a material impact on financial position or results of operations upon adoption.






                                                                     (Continued)

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company's financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005 the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 in 2005 and its adoption had no effect on financial position or results of operations.















                                                                     (Continued)

     In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were adopted by the Company effective December 31, 2003. The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FSP FAS 124-1--The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The Company has evaluated the impact of the adoption of FSP FAS 115-1 and FSP FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

     In December 2005, the FASB issued FSP SOP 94-6-1, Terms of Loan Products that May Give Rise to a Concentration of Credit Risk. The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration." The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to (1) loans that subject borrowers to significant payment increases, (2) loans with terms that permit negative amortization, and (3) loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank ("FRB") based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2005 and 2004 were approximately $3,070,000 and $2,934,000, respectively.







                                                                     (Continued)

NOTE 3 - SECURITIES

         Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                   2005
                                                                                                   ----
                                                                                             Unrealized holding
                                                                         Amortized           ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF U. S. GOVERNMENT AGENCIES AND CORPORATIONS
     Maturing within one year ..................................          $37,949          $     -          $   556          $37,393
     Maturing after one but within five years ..................           10,255                -              254           10,001
                                                                          -------          -------          -------          -------
                                                                           48,204                -              810           47,394
                                                                          -------          -------          -------          -------
MORTGAGE-BACKED SECURITIES
     Maturing after one but within five years ..................              878                -               21              857
     Maturing after five but within ten years ..................           12,124                -              356           11,768
     Maturing after ten years ..................................            5,097                -              107            4,990
                                                                          -------          -------          -------          -------
                                                                           18,099                -              484           17,615
                                                                          -------          -------          -------          -------
        Total securities available for sale ....................          $66,303          $     -          $ 1,294          $65,009
                                                                          =======          =======          =======          =======
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................          $   160          $     2          $     -          $   162
     Maturing after one but within five years ..................            3,800                6               40            3,766
     Maturing after five but within ten years ..................            4,546                2              113            4,435
     Maturing after ten years ..................................            2,349                -               38            2,311
                                                                          -------          -------          -------          -------
        Total securities held to maturity ......................          $10,855          $    10          $   191          $10,674
                                                                          =======          =======          =======          =======

                                                                                                   2004
                                                                                                   ----
                                                                                             Unrealized holding
                                                                         Amortized           ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

OBLIGATIONS OF U. S. GOVERNMENT
     AGENCIES AND CORPORATIONS
     Maturing within one year ..................................          $   500          $     -          $     7          $   493
     Maturing after one but within five years ..................           47,953                -              593           47,360
                                                                          -------          -------          -------          -------
                                                                           48,453                -              600           47,853
                                                                          -------          -------          -------          -------
MORTGAGE-BACKED SECURITIES
     Maturing after one but within five years ..................            1,546                3                6            1,543
     Maturing after five but within ten years ..................            9,532               13              121            9,424
     Maturing after ten years ..................................            3,218               17                3            3,232
                                                                          -------          -------          -------          -------

                                                                           14,296               33              130           14,199
                                                                          -------          -------          -------          -------

        Total securities available for sale ....................          $62,749          $    33          $   730          $62,052
                                                                          =======          =======          =======          =======


                                                                     (Continued)

                                                                                                   2004
                                                                                                   ----
                                                                                             Unrealized holding
                                                                         Amortized           ------------------             Fair
                                                                            cost           Gains           Losses           value
                                                                            ----           -----           ------           -----
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ..................................           $1,056         $    9           $    -           $1,065
     Maturing after one but within five years ..................            3,145             69                -            3,214
     Maturing after five but within ten years ..................            2,980             27               39            2,968
     Maturing after ten years ..................................              205              -                1              204
                                                                           ------         ------           ------           ------
        Total securities held to maturity ......................           $7,386         $  105           $   40           $7,451
                                                                           ======         ======           ======           ======

             The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

Securities Available for Sale (tabular amounts in thousands):

                                                    Less than 12 Months             12 Months or More               Total
                                                    -------------------             -----------------               -----
                                                  Fair           Unrealized       Fair       Unrealized       Fair        Unrealized
                                                  Value            Losses        Value         Losses          Value        Losses
                                                  -----            ------        -----         ------          -----        ------
US Government agencies and corporations ......    $   247        $     2        $47,147        $   807        $47,394        $   810
Mortgage-backed securities ...................     10,075            194          7,540            291         17,615            484
                                                  -------        -------        -------        -------        -------        -------
Total ........................................    $10,322        $   196        $54,687        $ 1,098        $65,009        $ 1,294
                                                  =======        =======        =======        =======        =======        =======

             Sixty-two individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                    Less than 12 Months             12 Months or More               Total
                                                    -------------------             -----------------               -----
                                                  Fair           Unrealized       Fair       Unrealized       Fair        Unrealized
                                                  Value            Losses        Value         Losses          Value        Losses
                                                  -----            ------        -----         ------          -----        ------
States and political Subdivisions .............. $7,848           $  108         $1,826        $   83         $9,674        $  191
                                                 ======           ======         ======        ======         ======        ======

         Eight individual securities were in a continuous loss position for twelve months or more.

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











                                                                     (Continued)

Other Investments, at Cost (tabular amounts in thousands):
            The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the FRB. These investments are carried at cost and are generally pledged against any borrowings from these institutions (see Note 9). No ready market exists for the stock and they have no quoted market values. The Company's investments in stock are summarized below (tabular amounts in thousands):

                                                            December 31,
                                                            ------------
                                                        2005            2004
                                                        ----            ----

FRB ......................................             $  396          $  396
FHLB .....................................              1,649           1,269
Bankers Bank .............................                152             144
                                                       ------          ------
                                                       $2,197          $1,809
                                                       ======          ======

            Securities with carrying amounts of $54,936,000 and $57,887,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                 December 31,
                                                                 ------------
                                                               2005       2004
                                                               ----       ----
Commercial and industrial - not secured by real estate ...   $ 39,669   $ 39,723
Commercial and industrial - secured by real estate .......     90,186     95,965
Residential real estate - mortgage .......................    107,398    105,580
Residential real estate - construction ...................    121,048     63,380
Loans to individuals for household,
  family and other personal expenditures .................     19,194     21,255
                                                             --------   --------
                                                              377,495    325,903
Less allowance for loan losses ...........................      3,854      3,691
                                                             --------   --------

                                                             $373,641   $322,212
                                                             ========   ========

         The  composition  of gross loans by rate type is as  follows:
(tabular amounts in thousands):

                                                             December 31,
                                                             ------------
                                                        2005              2004
                                                        ----              ----
Variable rate loans ......................           $194,904           $167,430
Fixed rate loans .........................            182,591            158,473
                                                     --------           --------
                                                     $377,495           $325,903
                                                     ========           ========








                                                                     (Continued)

            Changes in the allowance for loan losses were as follows:

                                              For the years ended December 31,
                                              --------------------------------
                                             2005          2004           2003
                                             ----          ----           ----
BALANCE, BEGINNING OF YEAR ...........     $  3,691      $  3,438      $  2,850
     Provision for loan losses .......          848           589         1,106
     Loans charged off ...............         (704)         (448)         (565)
     Loans recovered .................           19           112            47
                                           --------      --------      --------
BALANCE, END OF YEAR .................     $  3,854      $  3,691      $  3,438
                                           ========      ========      ========

            At December 31, 2005 and 2004 nonaccrual loans amounted to $1,206,000 and $670,000, respectively. Foregone interest income was approximately $89,000, $46,000 and $101,000 on nonaccrual loans for 2005, 2004 and 2003, respectively. There were no impaired loans at December 31, 2005 and 2004.


NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                               December 31,
                                             Estimated         ------------
                                            useful lives      2005        2004
                                            ------------      ----        ----

Land ....................................                   $ 2,195      $ 2,145
Building and improvements ...............  15 - 40 years      7,622        7,369
Furniture, fixtures and equipment .......  3 - 10 years       7,267        7,082
                                                            -------      -------
                                                             17,084       16,596
Less accumulated depreciation ...........                     6,449        5,521
                                                            -------      -------
                                                            $10,635      $11,075
                                                            =======      =======

         Depreciation  expense  of  approximately  $1,127,000,   $1,075,000  and
$967,000 for 2005, 2004 and 2003, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS
            The composition of deposits is as follows (tabular amounts in thousands):
                                                               December 31,
                                                               ------------
                                                           2005            2004
                                                           ----            ----

Demand deposits, noninterest bearing .............       $ 52,467       $ 51,507
NOW and money market accounts ....................        102,225         95,604
Savings deposits .................................         11,294         11,964
Time certificates, $100,000 or more ..............         99,255         81,015
Other time certificates ..........................        125,108        106,055
                                                         --------       --------

         Total ...................................       $390,349       $346,145
                                                         ========       ========


                                                                     (Continued)

                                                               December 31,
                                                               ------------
                                                           2005            2004
                                                           ----            ----
Time certificates maturing
     Within one year .............................       $127,271       $110,298
     After one but within two years ..............         78,344         41,786
     After two but within three years ............         17,844         32,385
     After three but within four years ...........            527          1,780
     After four years ............................            377            821
                                                         --------       --------
                                                          224,363        187,070

Transaction and savings accounts .................        165,986        159,075
                                                         --------       --------
                                                         $390,349       $346,145
                                                         ========       ========

         Certificates of deposit in excess of $100,000 totaled approximately $89,607,000 and $81,015,000 at December 31, 2005 and 2004, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $2,893,000 in 2005, $2,422,000 in 2004 and $2,247,000 in 2003.

         The Banks had no brokered time certificates, at December 31, 2005 and 2004, respectively.


NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                              December 31,
                                                                                              ------------
                                                                                         2005              2004
                                                                                         ----              ----
U. S. Government securities with an amortized cost of $44,851,000 ($44,000,000 fair value) and $48,768,000 ($48,322,000 fair value) at
     December 31, 2005 and 2004, respectively, collateralize the agreements ..........   $31,736          $33,953
                                                                                         =======          =======

            The  Banks  enter  into  sales of  securities  under  agreements  to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 1.94 percent and 1.07 percent for 2005 and 2004, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $31,594,000 and $31,856,000 during 2005 and 2004, respectively. The maximum amounts outstanding at any month-end were $34,757,000 and $36,243,000 during 2005 and 2004, respectively.


NOTE 8- FEDERAL FUNDS PURCHASED

            At December 31, 2005, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $30,750,000. These lines of credit are available on a one to seven day basis for general corporate purposes. At December 31, 2005 and 2004, there was $4,039,000 and $572,000, respectively, outstanding under such agreements.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

            The Banks have the ability to borrow up to 20 percent of their total assets from the FHLB subject to available qualifying collateral. Borrowings may be obtained under various FHLB lending programs with various terms. Borrowings from the FHLB require qualifying collateral (which includes certain mortgage loans, investment securities and FHLB stock) and may require purchasing additional stock in the FHLB.

            The Banks had advances  aggregating  $17,500,000  and  $8,500,000 at
December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004 respectively, the Banks had $12,500,000 and $3,500,000 of advances at interest rates of 4.44 and 1.63 percent and which matured daily. At December 31, 2005 and 2004, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. At December 31, 2005 and 2004, the advances were collateralized by qualifying mortgage loans aggregating approximately $68,112,000 and $61,445,000, respectively, and by FHLB stock owned by all three Banks. As of December 31, 2005, the Banks had the ability to borrow an additional $57,750,000 in the aggregate from the FHLB.


NOTE 10 - INCOME TAXES

             Provision for income taxes consists of the following (tabular amounts in thousands):

                                             For the years ended December 31,
                                             --------------------------------
                                             2005           2004          2003
                                             ----           ----          ----
Current tax provision
    Federal ..........................      $ 1,474       $ 1,703       $ 2,736
    State ............................          188           160           229
                                            -------       -------       -------

      Total current taxes ............        1,662         1,863         2,965
Deferred tax benefit .................          (10)         (209)          (97)
                                            -------       -------       -------

                                            $ 1,652       $ 1,654       $ 2,868
                                            =======       =======       =======

             Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                    2005      2004         2003
                                                    ----      ----         ----
Tax expense at statutory rate .................   $ 1,965    $ 1,762    $ 2,690
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit        124        104        149
    Tax-exempt interest income ................       (77)       (79)       (61)
    Investment in life insurance ..............      (120)      (159)       (32)
    Other .....................................      (240)        26        122
                                                  -------    -------    -------

      Provision for income taxes ..............   $ 1,652    $ 1,654    $ 2,868
                                                  =======    =======    =======

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

                                                             December 31,
                                                             ------------
                                                         2005            2004
                                                         ----            ----
Deferred tax assets
    Allowance for loan losses ....................       $ 1,318        $ 1,255
    Deferred compensation ........................           138            194
    Unrealized holding losses on
      securities available for sale ..............           439            237
    Other ........................................             -             48
                                                         -------        -------
                                                           1,895          1,734
                                                         -------        -------
Deferred tax liabilities
    Depreciation .................................          (351)          (502)
    Other ........................................          (100)             -
                                                         -------        -------
                                                            (451)          (502)
                                                         -------        -------
Net deferred tax assets included
  in other assets ................................       $ 1,444        $ 1,232
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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2005, unfunded commitments to extend credit were $111,082,000, of which $105,520,000 were at variable rates and $5,562,000 were at fixed rates. These commitments included $44,153,000 of unfunded amounts of construction loans, $39,744,000 of undisbursed amounts of home equity lines of credit, $20,338,000 of unfunded amounts under commercial lines of credit, and $6,847,000 of other commitments to extend credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         At December 31, 2005, there was $6,742,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

NOTE 12 - COMMITMENTS AND  CONTINGENCIES

         The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Management does not expect such items to have any material adverse effect on the financial position or results of operations of the Company.

         Financial  instruments,   which  potentially  subject  the  Company  to
concentrations  of  credit  risk,  consist   principally  of  loans  receivable,
investment securities, federal funds sold and amounts due from banks.

         The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South
Carolina. The Company's loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

         In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

         The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2005 and 2004, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $7,961,000 and $7,533,000, respectively. During 2005, $2,443,000 of new loans were made to this group and repayments of $2,015,000 were received. This same group had deposits in the Banks of $8,174,000 at December 31, 2005.

NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 6,222,324 in 2005, 6,113,738 in 2004 and 6,090,355 in 2003. The
weighted average number of common shares outstanding for diluted net income per common share was 6,368,083 in 2005, 6,336,152 in 2004 and 6,316,624 in 2003.

                                                                     (Continued)

            The Company declared or issued five percent common stock dividends in 2005, 2004 and 2003. Additionally, the Company effected a 3-for-2 stock split in October 2004. Upon issuance of the 3-for-2 stock split, the Company filed articles of amendment to its Articles of Incorporation increasing its authorized shares from 10,000,000 to 15,000,000 and decreasing its par value from $1.67 per share to $1.11 per share. Net income and dividends per common share and the weighted average number of common shares outstanding for basic and diluted net income per common share in prior years have been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2005 the Banks had aggregate retained earnings of $24,882,000.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

         A summary of the status of the plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split):

                                                 2005                          2004                            2003
                                                 ----                          ----                            ----
                                                         Weighted                     Weighted                       Weighted
                                         Shares       exercise price     Shares    exercise price      Shares     exercise price
                                         ------       --------------     ------    --------------      ------     --------------
Outstanding at beginning of year .....   410,780          $ 6.18         394,590       $ 5.25         382,435         $ 4.84
Granted ..............................    20,475           17.16          40,513        14.33          12,155          11.52
Exercised ............................  (139,812)           4.04         (24,323)        5.90               -              -
Forfeited or expired .................    (3,183)              -               -            -               -              -
                                        --------                         -------                     --------

Outstanding at end of year ...........   288,260            7.92         410,780         6.19         394,590           5.26
                                        ========                         =======                     ========

Options exercisable at year-end ......   257,450            7.15         377,433         5.53         378,289           5.06


Shares available for grant ...........   386,537                         407,012                      448,313

                Options Outstanding                       Options Exercisable
                -------------------                       -------------------
                       Weighted
                        average        Weighted                         Weighted
                       remaining        average                          average
     Number           contractual      exercise         Number          exercise
  outstanding            life            price        exercisable         price
  -----------            ----            -----        -----------         -----

   104,670           1.3 years         $  3.87           104,670       $  3.87
     3,306           2.3 years            5.88             3,306          5.88
    32,692           2.6 years            5.88            32,692          5.88
    12,163           2.8 years            5.88            12,163          5.88
     8,416           3.3 years            7.13             8,416          7.13
    12,012           4.3 years            8.99            12,012          8.99
     5,984           5.1 years            9.41             4,693          9.41
     2,870           5.2 years            8.49             2,440          8.49
    11,460           5.4 years            8.38            11,460          8.38
     1,913           5.6 years            8.36             1,626          8.36
     3,826           5.7 years            8.13             3,252          8.13
    12,740           6.4 years            9.75            12,740          9.75
    10,403           6.6 years           10.30             7,024         10.30
    10,404           7.4 years           11.53            10,404         11.53
    31,618           8.4 years           14.21            18,594         14.21
     1,654           8.7 years           15.11               662         15.11
     1,654           8.8 years           16.23               662         16.23
     3,150           9.1 years           19.76               788         19.76
     7,350           9.3 years           17.24             7,350         17.24
     1,050           9.6 years           16.29               263         16.29
     2,100           9.7 years           16.43               526         16.43
     5,250           9.8 years           16.43             1,313         16.43
     1,575           10.0 years          15.51               394         15.51
   -------                                               -------
   288,260                                               257,450
   =======                                               =======

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

NOTE 17 - EMPLOYEE BENEFIT PLANS

            The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first six percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $142,255, $136,526 and $135,619, were charged to operations during 2005, 2004 and 2003, respectively.

            Supplemental benefits have been approved by the Board of Directors for certain executive officers of The Peoples National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $74,383, $495,210 and $173,997, in 2005, 2004, and 2003, respectively.


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

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Banks meet all capital adequacy requirements to which they are subject.

         As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                  To be well
                                                                                                               capitalized under
                                                                                      For capital              prompt corrective
                                                                                   adequacy purposes           action provisions
                                                                                   -----------------           -----------------
                                                              Actual                    Minimum                     Minimum
                                                              ------                    -------                     -------
                                                       Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                       ------        -----        ------        -----        ------        -----
                                                                             (dollar amounts in thousands)
Peoples Bancorporation, Inc.:

As of December 31, 2005
    Total Capital (to risk-weighted assets) ........     $45,880      11.93%       $30,766        8.00%           N/A          N/A
    Tier 1 Capital (to risk-weighted assets) .......      42,025      10.93         15,380        4.00            N/A          N/A
    Tier 1 Capital (to average assets) .............      42,025       8.67         19,389        4.00            N/A          N/A

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........     $42,382      12.35%       $27,454        8.00%       $34,317        10.00%
    Tier 1 Capital (to risk-weighted assets) .......      38,700      11.27         13,736        4.00         20,603         6.00
    Tier 1 Capital (to average assets) .............      38,700       8.92         17,354        4.00         21,693         5.00


The Peoples National Bank:

As of December 31, 2005
    Total Capital (to risk-weighted assets) ........     $26,129      11.58%       $18,051        8.00%       $22,564        10.00%
    Tier 1 Capital (to risk-weighted assets) .......      24,136      10.69          9,031        4.00         13,547         6.00
    Tier 1 Capital (to average assets) .............      24,136       8.93         10,811        4.00         13,514         5.00

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........     $24,570      12.61%       $15,588        8.00%       $19,485        10.00%
    Tier 1 Capital (to risk-weighted assets) .......      22,541      11.57          7,793        4.00         11,689         6.00
    Tier 1 Capital (to average assets) .............      22,541       9.10          9,908        4.00         12,385         5.00


Bank of Anderson, N.A.:

As of December 31, 2005
    Total Capital (to risk-weighted assets) ........    $ 12,539      10.68%       $ 9,393        8.00%       $11,741        10.00%
    Tier 1 Capital (to risk-weighted assets) .......      11,185       9.53          4,695        4.00          7,042         6.00
    Tier 1 Capital (to average assets) .............      11,185       7.08          6,319        4.00          7,899         5.00

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........    $ 11,325      10.26%      $  8,830        8.00%       $11,038        10.00%
    Tier 1 Capital (to risk-weighted assets) .......      10,149       9.19          4,417        4.00          6,626         6.00
    Tier 1 Capital (to average assets) .............      10,149       7.21          5,631        4.00          7,038         5.00


Seneca National Bank:

As of December 31, 2005
    Total Capital (to risk-weighted assets) ........    $  5,177      12.53%       $ 3,305        8.00%       $ 4,132        10.00%
    Tier 1 Capital (to risk-weighted assets) .......       4,669      11.30          1,653        4.00          2,479         6.00
    Tier 1 Capital (to average assets) .............       4,669       8.52          2,192        4.00          2,740         5.00

As of December 31, 2004
    Total Capital (to risk-weighted assets) ........    $  4,794      12.59%       $ 3,046        8.00%       $ 3,808        10.00%
    Tier 1 Capital (to risk-weighted assets) .......       4,318      11.34          1,523        4.00          2,285         6.00
    Tier 1 Capital (to average assets) .............       4,318       9.11          1,895        4.00          2,369         5.00

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                      December 31,
                                                                                      ------------
                                                                         2005                                  2004
                                                                         ----                                  ----
                                                             Carrying             Fair            Carrying             Fair
                                                              amount              value            amount              value
                                                              ------              -----            ------              -----
Financial assets:
     Cash and due from banks ............................    $  9,311           $  9,311          $  8,630           $  8,630
     Interest-bearing deposits in other banks ...........         900                900             1,028              1,028
     Federal funds sold .................................           -                  -             2,631              2,631
     Securities available for sale ......................      65,009             65,009            62,052             62,052
     Securities held to maturity ........................      10,855             10,674             7,386              7,451
     Other investments ..................................       2,197              2,197             1,809              1,809
     Loans (gross) ......................................     377,495            372,750           325,903            322,090

                                                                     (Continued)

                                                                                            December 31,
                                                                                            ------------
                                                                                  2005                               2004
                                                                                  ----                               ----
                                                                       Carrying          Fair            Carrying             Fair
                                                                        amount           value            amount              value
                                                                        ------           -----            ------              -----
Financial liabilities:
Deposits ...................................................          $390,349          $392,023          $346,145          $349,592
Securities sold under repurchase agreements ................            31,736            31,736            33,953            33,953
Federal funds purchased ....................................             4,039             4,039               572               572
Advances from Federal Home Loan Bank .......................            17,500            17,406             8,500             8,500

NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):


                            CONDENSED BALANCE SHEETS
                                                               December 31,
                                                               ------------
                                                            2005           2004
                                                            ----           ----
ASSETS
    Cash .........................................        $ 1,644        $ 1,701
    Investment in bank subsidiaries ..............         39,307         36,680
    Other assets .................................            559            199
                                                          -------        -------
                                                          $41,510        $38,580
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................        $   339        $   340
    Shareholders' equity .........................         41,171         38,240
                                                          -------        -------
                                                          $41,510        $38,580
                                                          =======        =======

                         CONDENSED STATEMENTS OF INCOME

                                                For the years ended December 31,
                                                --------------------------------
                                                   2005        2004        2003
                                                   ----        ----        ----
INCOME

    Fees and dividends from subsidiaries ......   $ 4,945    $ 4,271    $ 3,861
                                                  -------    -------    -------

EXPENSES
    Salaries and benefits .....................     2,970      2,205      1,996
    Occupancy .................................        25         22         22
    Equipment .................................       330        298        233
    Other operating ...........................       844        706        675
                                                  -------    -------    -------
                                                    4,169      3,231      2,926
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES ..............................     2,974      2,478      4,091
                                                  -------    -------    -------
         Income before income taxes ...........     3,750      3,518      5,026

INCOME TAX BENEFIT ............................      (378)       (10)       (18)
                                                  -------    -------    -------
         Net income ...........................   $ 4,128    $ 3,528    $ 5,044
                                                  =======    =======    =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2005             2004             2003
                                                                                           ----             ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 4,128          $ 3,528          $ 5,044
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (2,974)          (2,478)          (4,091)
         Depreciation ...........................................................               -                -                -
         Amortization ...........................................................               -                -                -
         (Increase)decrease in other assets .....................................            (369)             706             (120)
         Increase (decrease)in other liabilities ................................              (1)             124              (21)
                                                                                          -------          -------          -------
           Net cash provided by operating activities ............................             784            1,880              812
                                                                                          -------          -------          -------
FINANCING ACTIVITIES
    Proceeds from the exercise of stock options .................................             392              144                -
    Cash dividends ..............................................................          (1,187)          (1,051)            (994)
    Cash in lieu of fractional share on stock dividends and splits ..............              (9)             (20)             (13)
    Proceeds (repayment) of advances from subsidiaries ..........................             (37)             192              131
                                                                                          -------          -------          -------
           Net cash used for financing activities ...............................            (841)            (735)            (876)
                                                                                          -------          -------          -------
           Net increase (decrease) in cash ......................................             (57)           1,145              (64)

CASH, BEGINNING OF YEAR .........................................................           1,701              556              620
                                                                                          -------          -------          -------
CASH, END OF YEAR ...............................................................         $ 1,644          $ 1,701          $   556
                                                                                          =======          =======          =======

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

               Unaudited condensed financial data by quarter for 2005 and 2004 is as follows (amounts, except share data, in thousands):

                                                                                          Quarter ended
                                                                                          -------------
                             2005                                 March 31            June 30        September 30       December 31
                             ----                                 --------            -------        ------------       -----------

Interest income ........................................         $    5,807         $    6,398        $    6,843         $    7,242
Interest expense .......................................              1,845              2,166             2,393              2,529
                                                                 ----------         ----------        ----------         ----------

     Net interest income ...............................              3,962              4,232             4,450              4,713
Provision for loan losses ..............................                173                183               165                327
                                                                 ----------         ----------        ----------         ----------

     Net interest income after
        provision for loan losses ......................              3,789              4,049             4,285              4,386
Noninterest income .....................................                889                890               899                931
Noninterest expenses ...................................              3,333              3,451             3,583              3,971
                                                                 ----------         ----------        ----------         ----------

     Income before income taxes ........................              1,345              1,488             1,601              1,346
Provision for income taxes .............................                434                487               528                203
                                                                 ----------         ----------        ----------         ----------

     Net income ........................................         $      911         $    1,001        $    1,073         $    1,143
                                                                 ==========         ==========        ==========         ==========

Basic net income per common share (1) ..................         $     0.15         $     0.16        $     0.17         $     0.18
                                                                 ==========         ==========        ==========         ==========

Diluted net income per common share (1) ................         $     0.14         $     0.16        $     0.17         $     0.18
                                                                 ==========         ==========        ==========         ==========
Basic weighted average shares
     outstanding(1) ....................................          6,177,488          6,226,668         6,240,508          6,244,633
                                                                 ==========         ==========        ==========         ==========

Diluted weighted average shares
     outstanding(1) ....................................          6,378,034          6,383,167         6,358,622          6,406,581
                                                                 ==========         ==========        ==========         ==========

                                                                                          Quarter ended
                                                                                          -------------
                             2004                                 March 31            June 30        September 30       December 31
                             ----                                 --------            -------        ------------       -----------

Interest income ..........................................        $    5,083        $    5,113        $    5,324        $    5,543
Interest expense .........................................             1,650             1,583             1,584             1,624
                                                                  ----------        ----------        ----------        ----------
     Net interest income .................................             3,433             3,530             3,740             3,919
Provision for loan losses ................................               130               153               153               153
                                                                  ----------        ----------        ----------        ----------
     Net interest income after
        provision for loan losses ........................             3,303             3,377             3,587             3,766
Noninterest income .......................................             1,303             1,530             1,193               970
Noninterest expenses .....................................             3,792             3,456             3,298             3,301
                                                                  ----------        ----------        ----------        ----------
     Income before income taxes ..........................               814             1,451             1,482             1,435
Provision for income taxes ...............................               273               454               460               467
                                                                  ----------        ----------        ----------        ----------
     Net income ..........................................        $      541        $      997        $    1,022        $      968
                                                                  ==========        ==========        ==========        ==========
Basic net income per common share (1)(2) .................        $     0.09        $     0.16        $     0.17        $     0.16
                                                                  ==========        ==========        ==========        ==========
Diluted net income per common share (1)(2) ...............        $     0.09        $     0.16        $     0.16        $     0.15
                                                                  ==========        ==========        ==========        ==========
Basic weighted average shares
     outstanding (1)(2) ..................................         6,090,355         6,090,355         6,101,110         6,105,481
                                                                  ==========        ==========        ==========        ==========
Diluted weighted average shares
     outstanding (1)(2) ..................................         6,340,092         6,331,767         6,359,979         6,383,560
                                                                  ==========        ==========        ==========        ==========

(1)  Per share data has been restated to reflect 5 percent stock dividends.
(2)  Per share data has been restated to reflect 3-for-2 stock split.

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

ITEM 9 B. OTHER INFORMATION

         The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "EXECUTIVE  OFFICERS" under
Part I, Item 1 of this report on Form 10-K, and the information set forth under the captions "ELECTION OF DIRECTORS AND DIRECTORS WHOSE TERMS WILL CONTINUE AFTER THE 2006 ANNUAL MEETING" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2006 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

         James A. Black, Jr., age 74, has served as a director of the Company since 2000 and as a director of Seneca National Bank since 1999. Mr. Black has reached mandatory retirement age for directors under the Company's Bylaws. Accordingly, Mr. Black has not been nominated for re-election at the 2006 annual shareholder meeting. Mr. Black retired in 1997 as Vice President of the Barnes Insurance Agency, Inc. in Easley, South Carolina. In addition, Mr. Black holds an Honorary Doctorate of Humanities from North Greenville College.

         William A Carr, age 79, has served as a director of the Company and Peoples National Bank since 1992. Mr. Carr has reached mandatory retirement age for directors under the Company's Bylaws. Accordingly, Mr. Carr has not been nominated for re-election at the 2006 annual shareholder meeting. Mr. Carr served as mayor of the City of Easley, South Carolina from April 1983 through April 1999.


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

Code of Ethics

         The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons serving in equivalent positions regardless of whether they are designated executive officers. The Company will provide a copy of the Code of Ethics to any person, without charge, upon written request to the Corporate Secretary, Peoples Bancorporation, Inc., 1818 East Main Street, Easley, South Carolina 29640.


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

         The following table sets forth aggregated information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                  Number  of  securities  to  Weighted-average         Number of securities
                               be issued upon              exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
------------------                  ---------------            --------------           -----------------
Equity compensation
Plans approved by
Security holders ...........                288,260                     $ 7.92                   386,537

Equity compensation
Plans not approved
By security holders ........                      0                     $ 0.00                         0
                                            -------                     ------                   -------

Total ......................                288,260                     $ 7.92                   386,537

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The  information  set forth under the caption  "INDEPENDENT  REGISTERED
PUBLIC ACCOUNTING FIRM" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

         Report of Independent Registered Public Accounting Firm.

         Consolidated Balance Sheets - December 31, 2005 and 2004

         Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2005, 2004 and 2003

         Notes to Consolidated Financial Statements - December 31, 2005

         (a) (3) Listing of Exhibits:

Exhibit No.             Description of Exhibit

3 (i)             Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended September 30, 2004).

3(ii) Bylaws (incorporated by reference to exhibits to Registrant's Current Report on Form 8-K filed June 20, 2005.

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

10.5 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and R. Riggie Ridgeway (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2004 (the "2004 10-K")).

10.6 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and William B. West (incorporated by reference to the 2004 Form 10-K).

10.7 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

10.8 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.9              Spit  Dollar  Agreement  between  the  Company  and  Ralph  R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

10.10 Non-competition, Severance and Employment Agreement, dated April 8, 2005 between the Company and L. Andrew Westbrook, III.

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

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

                                      Peoples Bancorporation, Inc.

Dated:  March 16, 2006                By:  s/R. Riggie Ridgeway
                                           -------------------------------------
                                               R. Riggie Ridgeway
                                               President and Chief
                                               Executive Officer

Dated:  March 16, 2006                 By: s/Robert E. Dye, Jr.
                                           -------------------------------------
                                                  Robert E. Dye. Jr.
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature             Title                        Date
              ---------             -----                        ----

                                   Director                   March __, 2006
---------------------------
James A. Black, Jr.

s/ William A. Carr                 Director                   March 16, 2006
---------------------------
William A. Carr
                                   Director                   March __, 2006
---------------------------
Charles E. Dalton

s/ Robert E. Dye, Jr.              Senior Vice                March 16, 2006
---------------------------        President, Secretary
Robert E. Dye, Jr.                 and Director

s/ W. Rutledge Galloway            Director                   March 16, 2006
---------------------------
W. Rutledge Galloway
                                   Director                   March __, 2006
---------------------------
Andrew M. McFall, III

s/ E. Smyth McKissick, III         Director                   March 16, 2006
---------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.          Director                   March 16, 2006
---------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.           Chairman and               March 16, 2006
---------------------------        Director
George B. Nalley, Jr.

s/ G. Weston Nalley                Director                   March 16, 2006
---------------------------
G. Weston Nalley
                                   Director                   March __, 2006
---------------------------
Larry D. Reeves

s/ R. Riggie Ridgeway              President, Chief           March 16, 2006
---------------------------        Executive Officer,
R. Riggie Ridgeway                 and Director

s/ William R. Rowan, III           Director                   March 16, 2006
---------------------------
William R. Rowan, III

s/ Nell W. Smith                   Director                   March 16, 2006
---------------------------
Nell W. Smith

s/ A. J. Thompson, Jr., M.D        Director                   March 16, 2006
---------------------------
A. J. Thompson, Jr., M. D.

s/ William B. West                 Executive Vice             March 16, 2006
---------------------------        President, Treasurer
William B. West                    and Director

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

3 (i)             Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended September 30, 2004).

3(ii) Bylaws (incorporated by reference to exhibits to Registrant's Current Report on Form 8-K filed June 20, 2005.

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

10.4              Peoples   Bancorporation,   Inc.   2004  Stock   Option   Plan
                  (incorporated   by  reference  to  exhibits  to   Registrant's
                  Registration Statement on Form S-8 (Number 333-121156)).

10.5 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and R. Riggie Ridgeway (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2004 (the "2004 10-K")).

10.6 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and William B. West (incorporated by reference to the 2004 Form 10-K).

10.7 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

10.8 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.9              Spit  Dollar  Agreement  between  the  Company  and  Ralph  R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

10.10 Non-competition, Severance and Employment Agreement, dated April 8, 2005 between the Company and L. Andrew Westbrook, III.

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.               Consent of Elliott Davis, LLC

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

31.2              Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications