Form 10-Q
period 2006-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2006-05-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended                    Commission file
             March 31, 2006                                000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

              South Carolina                       57-09581843
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

            1818 East Main Street, Easley, South Carolina       29640
            ---------------------------------------------       -----
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

                              Yes [ ] No [X]

  The number of outstanding shares of the issuer's $1.11 par value common stock as of May 8, 2006 was 6,271,417.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                       March 31,        March 31,       December 31,
                                                                                         2006             2005              2005
                                                                                       Unaudited        Unaudited          Audited
                                                                                       ---------        ---------          -------
ASSETS
CASH AND DUE FROM BANKS ......................................................        $  10,685         $  10,775         $   9,311
INTEREST-BEARING DEPOSITS IN OTHER BANKS .....................................              422               783               900
FEDERAL FUNDS SOLD ...........................................................            1,691            16,244                 -
                                                                                      ---------         ---------         ---------
     Total cash and cash equivalents .........................................           12,798            27,802            10,211

SECURITIES
     Available for sale ......................................................           58,397            60,878            65,009
     Held to maturity (market value of $12,041, $7,531 and $10,674) ..........           12,220             7,579            10,855
     Other investments, at cost ..............................................            3,200             1,725             2,197
LOANS-less allowance for loan losses of $4,026, $3,774 and $3,854 ............          377,520           331,354           373,641
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...........................................           11,093            10,884            10,635
ACCRUED INTEREST RECEIVABLE ..................................................            2,284             1,798             2,441
CASH SURRENDER VALUE OF LIFE INSURANCE .......................................            9,488             9,143             9,403
OTHER ASSETS .................................................................            2,289             2,645             3,585
                                                                                      ---------         ---------         ---------
         TOTAL ASSETS ........................................................        $ 489,289         $ 453,808         $ 487,977
                                                                                      =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .....................................................        $  58,730         $  44,804         $  52,467
     Interest-bearing ........................................................          337,893           331,237           337,882
                                                                                      ---------         ---------         ---------
         Total deposits ......................................................          396,623           376,041           390,349

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ..................................           30,962            31,600            31,736
FEDERAL FUNDS PURCHASED ......................................................                -                 -             4,039
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ......................................           16,500             5,000            17,500
ACCRUED INTEREST PAYABLE .....................................................            1,939             1,366             2,281
OTHER LIABILITIES ............................................................              935             1,099               901
                                                                                      ---------         ---------         ---------
         Total Liabilities ...................................................          446,959           415,106           446,806
                                                                                      ---------         ---------         ---------
SHAREHOLDERS' EQUITY
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 6,267,580 shares, 5,910,069 shares
       and 6,245,356 shares outstanding, respectively ........................            6,957             6,560             6,932
Additional paid-in capital ...................................................           34,823            32,373            34,684
Retained Earnings ............................................................            1,277               616               408
Accumulated other comprehensive income .......................................             (727)             (847)             (853)
                                                                                      ---------         ---------         ---------
         Total Shareholders' Equity ..........................................           42,330            38,702            41,171
                                                                                      ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................        $ 489,289         $ 453,808         $ 487,977
                                                                                      =========         =========         =========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Income                                                                (Unaudited)
  (Dollars in thousands except per share and share data)                                                  Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                    2006                    2005
                                                                                                    ----                    ----
INTEREST INCOME
   Interest and fees on loans .....................................................             $     6,937             $     5,248
   Interest on securities
       Taxable ....................................................................                     495                     446
       Tax-exempt .................................................................                      87                      59
   Interest on federal funds ......................................................                      18                      54
                                                                                                -----------             -----------
Total interest income .............................................................                   7,537                   5,807
                                                                                                -----------             -----------
INTEREST EXPENSE
   Interest on deposits ...........................................................                   2,331                   1,603
   Interest on federal funds purchased and securities
       sold under repurchase agreements ...........................................                     184                     146
Interest on notes payable Federal Home Loan Bank ..................................                     246                      96
                                                                                                -----------             -----------
Total interest expense ............................................................                   2,761                   1,845
                                                                                                -----------             -----------
     Net interest income ..........................................................                   4,776                   3,962

PROVISION FOR LOAN LOSSES .........................................................                     237                     173
                                                                                                -----------             -----------
Net interest income after provision for loan losses ...............................                   4,539                   3,789

NON-INTEREST INCOME
   Service charges on deposit accounts ............................................                     464                     480
   Customer service fees ..........................................................                      55                      51
   Mortgage banking ...............................................................                      78                     123
   Brokerage services .............................................................                      77                      42
   Bank owned life insurance ......................................................                      99                     105
   Gain on sale of available for sale securities ..................................                       -                       4
   Gain(loss) on sale of assets acquired in settlement of loans ...................                     128                      (1)
   Other noninterest income .......................................................                     127                      85
                                                                                                -----------             -----------
                                                                                                      1,028                     889
NON-INTEREST EXPENSES
   Salaries and benefits ..........................................................                   2,258                   1,968
   Occupancy ......................................................................                     197                     173
   Equipment ......................................................................                     363                     367
   Marketing and advertising ......................................................                     113                      85
   Communications .................................................................                      61                      57
   Printing and supplies ..........................................................                      43                      36
   Bank paid loan costs ...........................................................                      67                      53
   Director fees ..................................................................                      97                      79
   ATM/Debit card expenses ........................................................                      73                      68
   Legal and professional fees ....................................................                     212                      71
   Other operating expenses .......................................................                     396                     376
                                                                                                -----------             -----------
             Total noninterest expenses ...........................................                   3,880                   3,333
                                                                                                -----------             -----------
   Income before income taxes .....................................................                   1,687                   1,345
PROVISION FOR INCOME TAXES ........................................................                     506                     434
                                                                                                -----------             -----------

   Net income .....................................................................             $     1,181             $       911
                                                                                                ===========             ===========
INCOME PER COMMON SHARE*:
   BASIC ..........................................................................             $      0.19             $      0.15
                                                                                                ===========             ===========
   DILUTED ........................................................................             $      0.19             $      0.14
                                                                                                ===========             ===========
WEIGHTED AVERAGE COMMON SHARES*:
   BASIC ..........................................................................               6,254,314               6,177,488
                                                                                                ===========             ===========
   DILUTED ........................................................................               6,330,962               6,378,034
                                                                                                ===========             ===========
DIVIDENDS PAID PER COMMON SHARE ...................................................             $      0.05             $      0.05
                                                                                                ===========             ===========

* 2005 amounts restated for 5% stock dividend issued in December, 2005.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the Three months ended March 31, 2005 and 2006

                    (Dollars in thousands except share data)
                                  (Unaudited)

                                                                                                          Accumulated
                                                                 Common stock      Additional               other         Total
                                                              ------------------     paid-in   Retained  comprehensive shareholders'
                                                              Shares     Amount      capital   earnings   income(loss)    equity
                                                              ------     ------      -------   --------   ------------    ------
Balance, December 31, 2004 ..............................   5,822,608   $   6,463   $  32,237  $        -    $    (460)   $  38,240
Net income ..............................................           -           -           -         911            -          911
Other comprehensive income, net of tax:
   Unrealized holding losses on
    securities available for sale,
    net of income tax benefit of $204 ...................           -           -           -           -         (384)        (384)
   Less reclassification
    adjustments for gains
    included in net income, net of
    income taxes of $1 ..................................           -           -           -           -           (3)          (3)
                                                                                                                          ---------
Comprehensive income ....................................                                                                       524
Cash dividends ..........................................           -           -           -        (295)           -         (295)
Proceeds from stock options
  exercised .............................................      87,461          97         136           -            -          233
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2005 .................................   5,910,069   $   6,560   $  32,373   $     616    $    (847)   $  38,702
                                                            =========   =========   =========   =========    =========    =========

Balance, December 31, 2005 ..............................   6,245,356   $   6,932   $  34,684   $     408    $    (853)   $  41,171
Net income ..............................................           -           -                   1,181            -        1,181
Other comprehensive income, net of tax:
   Unrealized holding losses on
    securities available for sale,
    net of income taxes of $16 ..........................           -           -           -           -          126          126
                                                                                                                          ---------
Comprehensive income ....................................                                                                     1,307
Cash dividends ..........................................           -           -           -        (312)           -         (312)
Proceeds from stock options
     exercised ..........................................      22,224          25         124           -            -          149
Stock-based compensation ................................           -           -          15           -            -           15
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2006 .................................   6,267,580   $   6,957   $  34,823   $   1,277    $    (727)   $  42,330
                                                            =========   =========   =========   =========    =========    =========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows                                                          (Unaudited)
                         (Dollars in thousands)                                                               Three months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                          2006                 2005
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $  1,181           $    911
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Loss (gain) on sale of premises and equipment .............................................                (3)                 6
   Gain on sale of securities available for sale .............................................                 -                 (4)
   Gain(loss) on sale of assets acquired in settlement of loans ..............................               128                 (1)
   Provision for loan losses .................................................................               237                173
   Depreciation and amortization .............................................................               289                329
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                36                 28
   Stock-based compensation ..................................................................                15                  -
   Decrease in accrued interest receivable ...................................................               157                 32
   Decrease (increase) in other assets .......................................................             1,101               (346)
   Increase (decrease) in accrued interest payable ...........................................              (342)               212
   Increase (decrease) in other liabilities ..................................................                35               (133)
                                                                                                        --------           --------
     Net cash provided by operating activities ...............................................             2,834              1,207
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................            (1,385)              (614)
   Purchases of securities available for sale ................................................            (2,314)              (503)
   Sales (purchases) of other investments ....................................................            (1,003)                84
   Proceeds from principal pay-downs on securities available for sale ........................               852                715
   Proceeds from the sale of securities available for sale ...................................                 -                358
   Proceeds from the maturities and calls of securities available for sale ...................             8,250                  -
   Proceeds from the maturity of securities held to maturity .................................                 -                410
   Investment in bank owned life insurance ...................................................               (85)               (94)
   Net increase in loans .....................................................................            (4,116)            (9,315)
   Proceeds from the sale of premises and equipment ..........................................                30                 12
   Purchase of premises and equipment ........................................................              (774)              (156)
                                                                                                        --------           --------
     Net cash used in investing activities ...................................................              (545)            (9,103)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..................................................................             6,274             29,896
   Net decrease in securities sold under repurchase  agreements ..............................              (774)            (2,353)
   Net decrease in federal funds purchased ...................................................            (4,039)              (572)
   Net decrease in notes payable to Federal Home Loan Bank ...................................            (1,000)            (3,500)
   Proceeds from the exercise of stock options ...............................................               149                233
   Cash dividend .............................................................................              (312)              (295)
                                                                                                        --------           --------
     Net cash provided by financing activities ...............................................               298             23,409
                                                                                                        --------           --------
     Net increase in cash and cash equivalents ...............................................             2,587             15,513
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            10,211             12,289
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 12,798           $ 27,802
                                                                                                        ========           ========
CASH PAID FOR
     Interest ................................................................................          $  3,103           $  1,877
                                                                                                        ========           ========
     Income Taxes ............................................................................          $    213           $    677
                                                                                                        ========           ========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2005 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.05 per common share to shareholders of record March 17, 2006, payable March 31, 2006.

EARNINGS PER SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2006 and 2005 was 6,254,314 and 6,177,488, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,330,962 and 6,378,034 for the three months ended March 31, 2006 and 2005. Weighted average shares in 2005 have been restated to reflect the 5% stock dividend issued in December, 2005.

STOCK BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

     In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

                                                                                                 Three Months Ended March 31,
                                                                                                 ----------------------------
                                                                                                  2006                 2005
                                                                                                  ----                 ----
Net income as reported ..............................................................           $    1,181           $    911
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects .....................................                   10                  -
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects ..............................................................                  (10)               (24)
                                                                                                ----------           --------
Pro forma net income including stock-based compensation cost
based on fair-value method ..........................................................           $    1,181           $    887
                                                                                                ==========           ========
Earnings per share:
  Basic--as reported ................................................................           $     0.19           $   0.15
                                                                                                ==========           ========
  Basic--pro forma ...................................................................          $     0.19           $   0.14
                                                                                                ==========           ========
  Diluted--as reported ..............................................................           $     0.19           $   0.14
                                                                                                ==========           ========
  Diluted--pro forma .................................................................          $     0.19           $   0.14
                                                                                                ==========           ========

Per share data in 2005 has been restated to reflect the 5% stock dividend issued in December 2005.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2005
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be attained for any other period.

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

Critical Accounting Policies

     Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Item 8, Note 1 to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K of Peoples Bancorporation, Inc.

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

     Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses, Loan Loss Experience section of the Company's 2005 Annual Report on Form 10-K and the Allowance for Loan Losses and Provision for Loan Losses sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

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

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from seven full-service banking offices and one loan-production office located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2006 was $1,181,000 or $0.19 per diluted share compared to $911,000 or $0.14 per diluted share for the first quarter of 2005, an increase of $270,000 or 29.6%. Return on average equity for the three months ended March 31, 2006 was 11.23% compared to 9.43% for the three months ended March 31, 2005. Return on average assets for the three months ended March 31, 2006 was 0.98% compared to 0.83% for the three months ended March 31, 2005. The increases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first quarter of 2006 are largely attributable to growth in average balances and yields of earning assets.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $814,000 or 20.6% to $4,776,000 for the quarter ended March 31, 2006 compared to $3,962,000 for the quarter ended March 31, 2005. The Company's net interest margin was 4.25% for the quarter ended March 31, 2006 compared to 3.90% for the quarter ended March 31, 2005.

     The Company's total interest income for the first quarter of 2006 was $7,537,000 compared to $5,807,000 for the first quarter of 2005, an increase of $1,730,000 or 29.8%. Interest and fees on loans, the largest component of total interest income, increased $1,689,000 in the first quarter of 2006 to $6,937,000 compared to $5,248,000 for the first quarter of 2005, an increase of 32.2%. The increase in interest and fees on loans for the three-month period was primarily due to higher interest rates and fees charged and also to higher average balances in outstanding loans. Interest on taxable securities, the second largest component of total interest income, increased $49,000 in the first quarter of 2006 to $495,000 compared to $446,000 for the first quarter of 2005, an increase of 11.0%. The increase in interest on taxable securities for the three-month period was primarily due to higher interest rates and also higher average balances in these types of earning assets.

      The Company's total interest expense for the first quarter of 2006 was $2,761,000 compared to $1,845,000 for the first quarter of 2005, an increase of $916,000 or 49.6%. Interest expense on deposits, the largest component of total interest expense, increased $728,000 in the first quarter of 2006 to $2,331,000 compared to $1,603,000 for the first quarter of 2005, an increase of 45.4%. The increase in interest expense on deposits for the three-month period ending March 31, 2006 compared to the same period in 2005 is largely attributable to higher interest rates paid on these accounts as well as higher average balances. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the second largest component of total interest expense, increased $150,000 or 156.3% to $246,000 for the three months ended March 31, 2006 compared to $96,000 for the three months ended March 31, 2005, largely attributable to higher market interest rates and higher average balances in these accounts. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, increased $38,000 or 26.0% to $184,000 in the first quarter of 2006 compared to $146,000 for the first quarter of 2005. This increase is largely attributable to higher market interest rates experienced at the Company's bank subsidiaries as well as higher average balances in these accounts. Interest on securities sold under repurchase agreements, the third largest component of total interest expense, increased $18,000 or 12.6% to $161,000 in the first quarter of 2006 compared to $143,000 for the first quarter of 2005. This increase is largely attributable to higher market interest rates experienced at the Company's bank subsidiaries. Interest on federal funds purchased increased $20,000 or 666.7% to $23,000 in the first quarter of 2006 compared to $3,000 for the first quarter of 2005. This increase is attributable to higher market interest rates experienced at the Company's bank subsidiaries as well as higher average balances in these accounts.


Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended March 31, 2006 was $237,000 compared to $173,000 for the three months March 31, 2005, an increase of $64,000 or 37.0%. The changes in the Company's provision for loan losses for the first quarter of 2006 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

     Non-interest income increased $139,000 or 15.6% to $1,028,000 for the first quarter of 2006 compared to $889,000 for the first quarter of 2005. Service fees on deposit accounts, the largest component of non-interest income, decreased $16,000 or 3.3% to $464,000 for the first quarter of 2006 compared to $480,000 for the first quarter of 2005. This decrease in service fees on deposit accounts is largely attributable to a $33,000 decrease in fees from non-sufficient funds, partially offset by a $20,000 increase in services charges on deposit accounts.

     Gain (loss) on the sale of assets acquired in settlement of loans increased $129,000 when comparing the first quarter of 2006 to the same period in 2005. Seven properties were sold during the first quarter of 2006 for a net gain of $128,000 and a single property was sold for a loss of $1,000 during the first quarter of 2005.

     Mortgage banking income decreased from $123,000 in the first quarter of 2005 to $78,000 in the first quarter of 2006, a decrease of $45,000, or 36.6%. This is due to a decrease in residential mortgage loan originations.

     Other noninterest income increased $42,000 or 49.4% from $85,000 during the first quarter of 2005 to $127,000 for the first quarter of 2006. This increase is largely attributable to an $18,000 increase in interchange income on debit cards, and a $9,000 increase on gains on sale of fixed assets during the first quarter of 2006 when compared to the same period of 2005.

     There were no gains realized on the sale of securities available for sale during the first quarter of 2006, compared to $4,000 of gains realized on the sale of securities available for sale during the three months of 2005.

Non-interest Expense

      Total non-interest expense increased $547,000 or 16.4% to $3,880,000 for the first quarter of 2006 from $3,333,000 for the first quarter of 2005. Salaries and benefits, the largest component of non-interest expense, increased $290,000 or 14.7% to $2,258,000 for the first quarter of 2006 from $1,968,000 for the first quarter of 2005. The increase in salaries and benefits is primarily due to the addition of certain key personnel, normal salary increases and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expenses increased $20,000 or 3.7% to $560,000 in the first quarter of 2006 compared to $540,000 in the first quarter of 2005.

     Legal and professional fees increased $141,000 or 198.6% to $212,000 in the first quarter of 2006 compared to $71,000 in the first quarter of 2005. This increase is largely attributable to legal fees associated with the termination of the President of Bank of Anderson, which occurred in January 2006.

     Marketing and advertising expense increased $28,000 or 32.9% to $113,000 at March 31, 2006 compared to $85,000 at March 31, 2005. This increase is attributable to the promotion of certain bank products and advertising associated with the upcoming 20th anniversary of The Peoples National Bank. Director fees increased $18,000 or 22.8% to $97,000 for the first quarter of 2006 compared to $79,000 during the first quarter of 2005, due to an increase in the amount of compensation per director and the number of directors.

     All other operating expenses were $640,000 in the first quarter of 2006 compared to $590,000 for the first quarter of 2005, an increase of $50,000 or 8.5% due to normal recurring operating expenses.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 83.4% of total earning assets. As of March 31, 2006, the Company held total gross loans outstanding of $381,546,000. Gross loans increased $4,051,000 or 1.1% from $377,495,000 in total gross outstanding loans at December 31, 2005 and increased $46,418,000 or 13.9% from $335,128,000 in total gross loans outstanding at March 31, 2005. The increase resulted from new loans generated by the Company's three banking subsidiaries. The following table summarizes outstanding loans by type:

Loan Portfolio Composition                                                                     March 31,                December 31,
--------------------------                                                                     ---------                ------------
(Dollars in Thousands)                                                                   2006               2005             2005
                                                                                         ----               ----             ----
                                                                                               (Unaudited)                 (Audited)

Commercial and Industrial - not secured by real estate ....................           $ 40,602           $ 39,410           $ 39,669
Commercial and Industrial - secured by real estate ........................             92,733            105,680             90,186
Residential real estate - mortgage ........................................            107,186            103,347            107,398
Residential real estate - construction ....................................            123,341             65,286            121,048
Consumer loans ............................................................             17,684             21,405             19,194
                                                                                      --------           --------           --------
     Gross Loans ..........................................................           $381,546           $335,128           $377,495
                                                                                      ========           ========           ========

     The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2006 was 7.44% compared to 6.33% for the three months ended March 31, 2005. Between the end of first quarter of 2005 and the end of the first quarter of 2006, the Federal Reserve increased the federal funds target rate eight times for a total of 200 basis points. A large portion of the Company's adjustable rate loans, which constitute 52.3% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

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

      The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2006 approximately $11,158,000 or 8.4% of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family, and household purposes, including automobile loans to individuals and pre-approved lines of credit.

     Management believes that the loan portfolio is adequately diversified. The Company has no foreign loans or loans for highly leveraged transactions. The Company has few if any agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2006 was $4,026,000 or 1.06% of loans outstanding compared to $3,854,000 or 1.02% of loans outstanding at December 31, 2005, and to $3,774,000 or 1.13% of loans outstanding at March 31, 2005. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past-due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

      At March 31, 2006 the Company had $1,715,000 in non-accruing loans, $892,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $751,000 in Other Real Estate Owned. This compares to $1,206,000 in non-accruing loans, $922,000 in restructured loans, $10,000 in loans more than ninety days past due on which interest was still being accrued, and $2,007,000 in other real estate owned at December 31, 2005. At March 31, 2005 the Company had $2,004,000 in non-accruing loans, $504,000 in restructured loans, $181,000 in loans more than ninety days past due and still accruing interest, and $1,104,000 in Other Real Estate Owned. Non-performing loans at March 31, 2006 consisted of $1,445,000 in mortgage loans, $250,000 in commercial loans and $20,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned were 0.88%, 1.09%, and 1.13% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

      Net charge-offs during the three months ended March 31, 2006 were $65,000 compared to net charge-offs of $90,000 for the three months ended March 31, 2005 and net charge-offs of $685,000 for the year ended December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 154%, 180%, and 140% as of March 31, 2006, December 31, 2005, and March 31, 2005,
respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of March 31, 2006, December 31, 2005, and March 31, 2005, the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2006 securities totaled $73,817,000, which represents 16.1% of total earning assets. Securities decreased $4,244,000 or 5.4% from $78,061,000 invested as of December 31, 2005, and increased $3,635,000 or 5.2% from $70,182,000 invested as of March 31, 2005. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

     At March 31, 2006 the Company's total investments classified as available for sale had an amortized cost of $59,645,000 and a market value of $58,397,000 for an unrealized loss of $1,248,000. This compares to an amortized cost of $66,303,000 and a market value of $65,009,000 for an unrealized loss of $1,294,000 on the Company's investments classified as available for sale at December 31, 2005. At March 31, 2005 the Company's total investments classified as available for sale had an amortized cost of $62,161,000 and a market value of $60,878,000 for an unrealized loss of $1,283,000. The changes in the market valuation of the investment portfolio were related to the changes in market interest rates and not the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio. The Company has the ability and intent to hold these securities until the value recovers or the securities mature.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,488,000 at March 31, 2006, an increase of $85,000 or 0.9% from the $9,403,000 held at December 31, 2005 and an increase of $345,000 or 3.8% from the $9,143,000 held at March 31, 2005.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $2,587,000 or 25.3% to $12,798,000 at March 31, 2006 from $10,211,000 at December 31, 2005 and decreased  $15,004,000  or  54.0%  from  $27,802,000  at  March  31,  2005.  The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $6,274,000 or 1.6% to $396,623,000 at March 31, 2006 from $390,349,000 at December 31, 2005 and $20,582,000 or 5.5% from
$376,041,000 at March 31, 2005. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the three months ended March 31, 2006, interest-bearing deposits averaged $336,118,000 compared to $358,187,000 for the same period of 2005. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. On March 31, 2006 brokered deposits totaled $13,780,000. On December 31, 2005 and March 31, 2005 there were $2,108,000 and $7,290,000 in brokered deposits, respectively.

     The average interest rate paid on interest-bearing deposits was 2.81% during the three months ended March 31, 2006 compared to 1.79% for the same period of 2005. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2006 interest-bearing deposits comprised 85.5% of total deposits compared to 88.1% at March 31, 2005.

     The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.3% for the three months ended March 31, 2006 and 77.0% for the three months ended March 31, 2005. Time deposits of $100,000 or more represented 22.4% of total deposits at March 31, 2006 and 23.0% at March 31, 2005. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the FHLB. At March 31, 2006 short-term borrowings totaled $42,462,000 and were comprised of $11,500,000 in short-term advances from the

FHLB and $30,962,000 in securities sold under repurchase agreements. At December 31, 2005 short-term borrowings totaled $48,275,000 and were comprised of $4,039,000 in federal funds purchased, $12,500,000 in short-term advances from the FHLB and $31,736,000 in securities sold under repurchase agreements. March 31, 2005 short-term borrowings totaled $31,600,000 and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of March 31, 2006, December 31, 2005, and March 31, 2005.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2006, The Peoples National Bank had total borrowing capacity from the FHLB equal to $55,090,000, and the unused portion of this line of credit was $47,090,000. Bank of Anderson, N. A. had total borrowing capacity from the FHLB equal to $15,730,000, and the unused portion of this line of credit was $7,230,000 at March 31, 2006. Seneca National Bank had established secured lines of credit with the FHLB at March 31, 2006 of $5,500,000, all of which were unused. At March 31, 2006, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $30,750,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires funds to pay limited operating expenses and dividends only.

     During the later part of 2005 and the first quarter of 2006, the Company made capital expenditures of approximately $724,000 to purchase a 2.4-acre tract in Greenville, SC for construction of a full-service retail banking office. Additional expenditures in the amount of approximately $1.5 million are expected for the construction of this facility, which should occur later in 2006 and 2007. During the same period, the Company also made capital expenditures of approximately $115,000 associated with the renovation of portions of an office building in Easley, SC. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2006, the Banks had issued commitments to extend credit of $107,143,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,479,000 at March 31, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company had no derivative assets or liabilities at each of March 31, 2006, December 31, 2005 and March 31, 2005.

     Neither the Company nor the subsidiaries are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Peoples National Bank has an operating lease agreement for its loan processing office in Greenville, South Carolina totaling approximately $11,000 at March 31, 2006. This obligation is payable in installments over the next seven months.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2006:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                       Well                     Adequately
                                                                                    Capitalized                 Capitalized
                                                          Actual                    Requirement                 Requirement
                                                          ------                    -----------                 -----------
                                                   Amount         Ratio        Amount          Ratio       Amount           Ratio
                                                   ------         -----        ------          -----       ------           -----
Company:
Total Risk-based Capital ...............         $47,083          12.05%          N/A           N/A        $31,258          8.00%
Tier 1 Risk-based Capital ..............          43,057          11.02           N/A           N/A         15,629          4.00
Leverage Ratio .........................          43,057           8.71           N/A           N/A         19,774          4.00

Peoples National Bank:
Total Risk-based Capital ...............         $26,827          11.50%      $23,328          10.00%      $18,662          8.00%
Tier 1 Risk-based Capital ..............          24,683          10.58        13,998           6.00         9,332          4.00
Leverage Ratio .........................          24,683           8.91        13,851           5.00        11,081          4.00

Bank of Anderson, N. A.:
Total Risk-based Capital ...............         $12,905          11.26%      $11,461          10.00%      $ 9,169          8.00%
Tier 1 Risk-based Capital ..............          11,477          10.02         6,872           6.00         4,582          4.00
Leverage Ratio .........................          11,477           7.37         7,786           5.00         6,229          4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 5,287          12.38%      $ 4,271          10.00%      $ 3,416          8.00%
Tier 1 Risk-based Capital ..............           4,767          11.16         2,563           6.00         1,709          4.00
Leverage Ratio .........................           4,767           8.36         2,851           5.00         2,281          4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123 (R) is effective for registrants that are not small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after June 15, 2005. SFAS No. 123(R) became effective for the Company in 2006.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 155 will not have a material impact on its financial position, results of operations or cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes the adoption of SFAS No. 156 will not have a material impact on its financial position, results of operations or cash flows.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

     Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of March 31, 2006 the Company was positioned so that net interest income would increase $806,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $846,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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


                                           PEOPLES BANCORPORATION, INC.


Dated:  May 10, 2006                       By:    /s/ R. Riggie Ridgeway
                                                --------------------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  May 10, 2006                       By:   /s/ Robert E. Dye, Jr.
                                               ---------------------------------
                                                  Robert E. Dye, Jr.
                                                  Senior Vice President and CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.            Description of Exhibit

31.1           Rule 13a-14(a)/15d-14(a) Certifications
31.2           Rule 13a-14(a)/15d-14(a) Certifications
32             Section 1350 Certifications