Form 10-Q
period 2006-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2006-08-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended                           Commission file
          June 30, 2006                                      000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           South Carolina                                  57-09581843
           --------------                                  -----------
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

                                 Yes [ ] No [x]

                     The number of outstanding shares of the
                    issuer's $1.11 par value common stock as
                        of August 8, 2006 was 6,292,092.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                        June 30,        June 30,      December 31,
                                                                                          2006            2005            2005
                                                                                        Unaudited       Unaudited       Audited
                                                                                        ---------       ---------       -------
ASSETS
CASH AND DUE FROM BANKS ............................................................   $  11,047       $  12,035       $   9,311
INTEREST-BEARING DEPOSITS IN OTHER BANKS ...........................................         238           1,143             900
FEDERAL FUNDS SOLD .................................................................      16,654           2,855               -
                                                                                       ---------       ---------       ---------
     Total cash and cash equivalents ...............................................      27,939          16,033          10,211
SECURITIES
     Available for sale ............................................................      54,056          64,650          65,009
     Held to maturity (market value of $12,530, $8,000 and $10,674) ................      12,793           8,027          10,855
     Other investments, at cost ....................................................       2,375           1,770           2,197
LOANS-less allowance for loan losses of $4,095, $3,933 and $3,854 ..................     365,803         352,693         373,641
PREMISES AND EQUIPMENT, net of accumulated depreciation and amortization ...........      11,117          10,995          10,635
ACCRUED INTEREST RECEIVABLE ........................................................       2,401           2,008           2,441
CASH SURRENDER VALUE OF LIFE INSURANCE .............................................       9,568           9,237           9,403
OTHER ASSETS .......................................................................       2,096           2,667           3,585
                                                                                       ---------       ---------       ---------
         TOTAL ASSETS ..............................................................   $ 488,148       $ 468,080       $ 487,977
                                                                                       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ...........................................................   $  55,837       $  52,770       $  52,467
     Interest-bearing ..............................................................     352,494         337,289         337,882
                                                                                       ---------       ---------       ---------
         Total deposits ............................................................     408,331         390,059         390,349
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ....................................................................      28,234          27,941          31,736
FEDERAL FUNDS PURCHASED ............................................................           -             479           4,039
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ............................................       5,000           7,000          17,500
ACCRUED INTEREST PAYABLE ...........................................................       2,206           1,637           2,281
OTHER LIABILITIES ..................................................................       1,105           1,261             901
                                                                                       ---------       ---------       ---------
         Total Liabilities .........................................................     444,876         428,377         446,806
                                                                                       ---------       ---------       ---------
SHAREHOLDERS' EQUITY
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 6,276,613 shares, 5,942,368 shares .......................       6,967           6,596           6,932
       and 6,245,356 shares outstanding, respectively
Additional paid-in capital .........................................................      34,908          32,443          34,684
Retained Earnings ..................................................................       2,109           1,320             408
Accumulated other comprehensive income (loss) ......................................        (712)           (656)           (853)
                                                                                       ---------       ---------       ---------
         Total Shareholders' Equity ................................................      43,272          39,703          41,171
                                                                                       ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $ 488,148       $ 468,080       $ 487,977
                                                                                       =========       =========       =========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)
                                    Unaudited

                                                                               Three Months Ended              Six Months Ended
                                                                                   June 30,                         June 30,
                                                                                   --------                         --------
                                                                              2006            2005          2006              2005
                                                                              ----            ----          ----              ----
INTEREST INCOME
   Interest and fees on loans .....................................     $     7,221      $     5,787     $    14,158     $    11,035
   Interest on securities
       Taxable ....................................................             506              474           1,001             920
       Tax-exempt .................................................             101               60             188             119
   Interest on federal funds ......................................              35               77              53             131
                                                                        -----------      -----------     -----------     -----------
Total interest income .............................................           7,863            6,398          15,400          12,205
                                                                        -----------      -----------     -----------     -----------

INTEREST EXPENSE
   Interest on deposits ...........................................           2,566            1,942           4,897           3,545
   Interest on federal funds purchased and securities
       sold under repurchase agreements ...........................             197              156             381             302
    Interest on notes payable Federal Home Loan Bank ..............             252               68             498             164
                                                                        -----------      -----------     -----------     -----------
Total interest expense ............................................           3,015            2,166           5,776           4,011
                                                                        -----------      -----------     -----------     -----------
Net interest income ...............................................           4,848            4,232           9,624           8,194
PROVISION FOR LOAN LOSSES .........................................             256              183             493             356
                                                                        -----------      -----------     -----------     -----------
Net interest income after provision for loan losses ...............           4,592            4,049           9,131           7,838
                                                                        -----------      -----------     -----------     -----------
NON-INTEREST INCOME
   Service charges on deposit accounts ............................             491              500             955             980
   Customer service fees ..........................................              41               42              96              93
   Mortgage banking ...............................................             125               98             203             221
   Brokerage services .............................................              60               44             137              86
   Bank owned life insurance ......................................              94              105             193             210
   Gain on sale of available for sale securities ..................               -                3               -               7
   Gain (loss) on sale of assets acquired in settlement of loans ..              (4)               4             124               3
   Other noninterest income .......................................             126               94             253             179
                                                                        -----------      -----------     -----------     -----------
                                                                                933              890           1,961           1,779
                                                                        -----------      -----------     -----------     -----------
NON-INTEREST EXPENSES
   Salaries and benefits ..........................................           2,228            2,036           4,486           4,004
   Occupancy ......................................................             193              181             390             354
   Equipment ......................................................             334              319             697             686
   Marketing and advertising ......................................             103              121             216             206
   Communications .................................................              60               54             121             111
   Printing and supplies ..........................................              47               36              90              72
   Bank paid loan costs ...........................................              70               56             137             109
   Director fees ..................................................              81               94             178             173
   ATM/Debit card expenses ........................................              74               65             147             133
   Legal and professional fees ....................................             142               93             354             164
   Other operating expenses .......................................             454              396             850             772
                                                                        -----------      -----------     -----------     -----------
             Total noninterest expenses ...........................           3,786            3,451           7,666           6,784
                                                                        -----------      -----------     -----------     -----------
   Income before income taxes .....................................           1,739            1,488           3,426           2,833
PROVISION FOR INCOME TAXES ........................................             593              487           1,099             921
                                                                        -----------      -----------     -----------     -----------
   Net income .....................................................     $     1,146      $     1,001     $     2,327     $     1,912
                                                                        ===========      ===========     ===========     ===========
INCOME PER COMMON SHARE
   BASIC ..........................................................     $      0.18      $      0.16     $      0.37     $      0.31
                                                                        ===========      ===========     ===========     ===========
   DILUTED ........................................................     $      0.18      $      0.16     $      0.37     $      0.30
                                                                        ===========      ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
   BASIC ..........................................................       6,273,149        6,226,668       6,263,732       6,202,078
                                                                        ===========      ===========     ===========     ===========
   DILUTED ........................................................       6,351,889        6,383,167       6,356,484       6,363,418
                                                                        ===========      ===========     ===========     ===========
CASH DIVIDENDS PAID PER COMMON SHARE ..............................     $      0.05      $      0.05     $      0.10     $      0.10
                                                                        ===========      ===========     ===========     ===========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the six months ended June 30, 2005 and 2006

                    (Dollars in thousands except share date)
                                  (Unaudited)

                                                                                                        Accumulated
                                                          Common stock           Additional                other           Total
                                                          ------------             paid-in   Retained  comprehensive   shareholders'
                                                      Shares         Amount        capital   earnings   Income (loss)      equity
                                                      ------         ------        -------   --------   -------------      ------
Balance, December 31, 2004 ........................  5,822,608    $    6,463    $   32,237   $        -   $     (460)   $   38,240
Net Income ........................................                                               1,912                      1,912
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $65 ...................                                                             (191)         (191)
   Less reclassification
     adjustments for gains
     included in net income, net of
     income taxes of $2 ...........................                                                               (5)           (5)
                                                                                                                        ----------
Comprehensive income ..............................                                                                          1,716
Cash Dividends ....................................                                                (592)                      (592)
Proceeds from stock options .......................    119,760           133           206                                     339
                                                     ---------    ----------    ----------   ----------   ----------    ----------
Balance, June 30, 2005 ............................  5,942,368    $    6,596    $   32,443   $    1,320   $     (656)   $   39,703
                                                    ==========    ==========    ==========   ==========   ==========    ==========

Balance, December 31, 2005 ........................  6,245,356    $    6,932    $   34,684   $      408   $     (853)   $   41,171
Net Income ........................................                                               2,327                      2,327
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale,
     net of income taxes of $48 ...................                                                              141           141
                                                                                                                        ----------
Comprehensive income ..............................                                                                          2,468
Cash Dividends ....................................                                                (626)                      (626)
Proceeds from stock options .......................     31,257            35           186                                     221
Stock-based compensation ..........................                                     38                                      38
                                                     ---------    ----------    ----------   ----------   ----------    ----------
Balance, June 30, 2006 ............................  6,276,613    $    6,967    $   34,908   $    2,109   $     (712)   $   43,272
                                                    ==========    ==========    ==========   ==========   ==========    ==========





See Notes to Unaudited Consolidated Financials Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                  (Unaudited)
                                                                                                           Six Months Ended June 30,
                                                                                                           -------------------------
                                                                                                           2006                 2005
                                                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................................           $  2,327            $  1,912
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Loss (gain) on sale of premises and equipment ...........................................                 (3)                 10
   Gain on sale of securities available for sale ...........................................                  -                  (7)
   Gain on sale of assets acquired in settlement of loans ..................................               (124)                 (3)
   Provision for loan losses ...............................................................                493                 356
   Depreciation and amortization ...........................................................                550                 588
   Amortization and accretion (net) of premiums and discounts on securities ................                 74                  59
   Stock-based compensation ................................................................                 38                   -
   Decrease (increase) in accrued interest receivable ......................................                 40                (178)
   Decrease (increase) in other assets .....................................................                (13)                 92
   Increase (decrease) in accrued interest payable .........................................                (75)                483
   Increase in other liabilities ...........................................................                204                  29
                                                                                                       --------            --------
     Net cash provided by operating activities .............................................              3,511               3,341
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ................................................             (1,980)             (1,678)
   Purchases of securities available for sale ..............................................             (6,677)             (4,817)
   Sales (purchases) of other investments ..................................................               (330)                 39
   Proceeds from principal pay-downs on securities available for sale ......................              1,915               1,527
   Proceeds from the sale of securities available for sale .................................                  -                 358
   Proceeds from the maturities and calls of securities available for sale .................             16,050                   -
   Proceeds from the maturity of securities held to maturity ...............................                  -               1,018
   Investment in bank owned life insurance .................................................               (165)               (188)
   Net (increase) decrease in loans ........................................................              7,345             (31,443)
   Proceeds from the sale of  assets acquired in settlement of loans .......................              1,552                  49
   Proceeds from the sale of premises and equipment ........................................                 30                  22
   Purchase of premises and equipment ......................................................             (1,059)               (540)
                                                                                                       --------            --------
     Net cash provided by (used in) investing activities ...................................             16,681             (35,653)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ................................................................             17,982              43,914
   Net decrease in securities sold under repurchase agreements .............................             (3,502)             (6,012)
   Net decrease in federal funds purchased .................................................             (4,039)                (93)
   Net decrease in notes payable to Federal Home Loan Bank .................................            (12,500)             (1,500)
   Proceeds from the exercise of stock options .............................................                221                 339
   Cash dividend ...........................................................................               (626)               (592)
                                                                                                       --------            --------
     Net cash provided (used in) by financing activities ...................................             (2,464)             36,056
                                                                                                       --------            --------
     Net increase in cash and cash equivalents .............................................             17,728               3,744
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             10,211              12,289
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 27,939            $ 16,033
                                                                                                       ========            ========

CASH PAID FOR
     Interest ..............................................................................           $  5,851            $  3,528
                                                                                                       ========            ========
     Income Taxes ..........................................................................           $    868            $    859
                                                                                                       ========            ========

NON-CASH TRANSACTIONS
     Change in unrealized loss on available for sale securities ............................           $    189            $   (256)
                                                                                                       ========            ========
     Loans transferred to other real estate ................................................    $             -            $    606
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 17, 2006 and June 16, 2006, payable March 31, 2006 and June 30, 2006, respectively.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2006 and 2005 was 6,263,732 and 6,202,078, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,356,484 and 6,363,418 for the six months ended June 30, 2006 and 2005. Weighted average shares in 2005 have been restated to reflect the 5% stock dividend issued in December, 2005.

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

                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                     June 30,
                                                                                     --------                     --------
                                                                              2006            2005            2006          2005
                                                                              ----            ----            ----          ----

Net income, as reported ...............................................   $   1,146      $    1,001       $   2,327      $    1,912
Add:  Stock-based employee compensation expense
  included  in  reported  net income net of related tax effects .......          15               -              25               -
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, Net of related tax effects ..........................         (15)            (34)            (25)            (58)
                                                                          ---------      ----------       ---------       ---------
Pro forma net income ..................................................   $   1,146      $      967       $   2,327      $    1,854
                                                                          =========      ==========       =========       =========
Net income per common share
  Basic - as reported .................................................   $    0.18      $     0.16       $    0.37       $    0.31
                                                                          =========      ==========       =========       =========
  Basic - pro forma ...................................................   $       -      $     0.16       $       -       $    0.30
                                                                          =========      ==========       =========       =========
  Diluted - as reported ...............................................   $    0.18      $     0.16       $    0.37       $    0.30
                                                                          =========      ==========       =========       =========
  Diluted - pro forma .................................................   $       -      $     0.15       $       -       $    0.29
                                                                          =========      ==========       =========       =========

Per share data in 2005 has been restated to reflect the 5% stock dividend issued in December 2005.

         The Company has three stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," and the "2004 Stock Option Plan. The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 49,169 shares remain available for exercise under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. Under the "1997 Non-Employee Directors Stock Option Plan," non-employee directors of the Company or one the Banks are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date. At June 30, 2006, an aggregate of 370,537 shares were reserved for issuance on exercise of options under all these plans. During the first six months of 2006, options to purchase 16,000 shares were granted with a weighted average fair value of $12.28 per share. The following is a summary of the status of the Company's plans as of June 30, 2006 and changes during the six months ended June 30, 2006.

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                  Shares             Price
                                                  ------             -----

Outstanding, December 31, 2005 ...............     288,260           $ 7.92
Granted ......................................      16,000           $12.28
Exercised ....................................     (35,373)          $ 7.78
Forfeited ....................................     (13,005)          $14.25
                                                  --------
Outstanding, June 30, 2006 ...................     255,882           $ 8.61
                                                   =======

Options Exercisable, June 30, 2006 ...........     222,958
                                                   =======

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2005
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be attained for any other period.

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


Critical Accounting Policies

     Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in
Item 8, Note 1 to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K of Peoples Bancorporation, Inc.

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

     Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under "Provision and Allowance for Loan Losses, Loan Loss Experience" section of the Company's 2005 Annual Report on Form 10-K and the "Allowance for Loan Losses" and "Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

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

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from seven banking offices and one loan-production office located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the second quarter of 2006 was $1,146,000 or $0.18 per diluted share compared to $1,001,000 or $0.16 per diluted share for the second quarter of 2005, an increase of $145,000 or 14.5%. Net income for the six months ended June 30, 2006 was $2,327,000 or $0.37 per diluted share compared to $1,912,000 or $0.30 per diluted share for the six months ended June 30, 2005, an increase of $415,000 or 21.7%. Return on average equity for the six months and three months ended June 30, 2006 was 10.88% and 10.53% respectively, compared to 9.74% and 10.04% respectively for the six months and three months ended June 30, 2005. Return on average assets for the six months and three months ended June 30, 2006 was 0.96% and 0.94% respectively, compared to 0.85% and 0.87% respectively for the six months and three months ended June 30, 2005. The increases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first half of 2006 are largely attributable to higher average balances and yields of earning assets.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $616,000 or 14.6% to $4,848,000 in the quarter ended June 30, 2006 compared to $4,232,000 in the quarter ended June 30, 2005. For the six months ended June 30, 2006 net interest income before provision for loan losses increased $1,430,000 or 17.5% to $9,624,000 compared to $8,194,000 for the six months ended June 30, 2005. The Company's net interest margin for the three months and six months ending June 30, 2006 was 4.25% and 4.25% respectively, compared to 3.95% and 3.93% respectively for the three months and six months ended June 30, 2005.

     The Company's total interest income for the second quarter of 2006 was $7,863,000 compared to $6,398,000 for the second quarter of 2005, an increase of $1,465,000 or 22.9%. Total interest income for the six months ended June 30, 2006 was $15,400,000 compared to $12,205,000 for the six months ended June 30, 2005, an increase of $3,195,000 or 26.2%. Interest and fees on loans, the largest component of total interest income, increased $1,434,000 in the second quarter of 2006 to $7,221,000 compared to $5,787,000 for the second quarter of 2005, an increase of 24.8%. Interest and fees on loans increased $3,123,000 for the six months ended June 30, 2006 to $14,158,000 compared to $11,035,000 for the six months ended June 30, 2005, an increase of 28.3%. The increases in total interest income and interest and fees on loans were primarily due to higher interest rates and fees charged and also due to higher average balances in outstanding loans. Interest on taxable securities, the second largest component of total interest income increased $32,000 in the second quarter of 2006 to

$506,000 compared to $474,000 for the second quarter of 2005, an increase of 6.8%. Interest on taxable securities increased $81,000 for the six months ended June 30, 2006 to $1,001,000 compared to $920,000 for the six months ended June 30, 2005, an increase of 8.8%. The increases in interest on taxable securities were due to higher interest rates, and partially offset by lower average balances.

     The Company's total interest expense for the second quarter of 2006 was $3,015,000 compared to $2,166,000 for the second quarter of 2005, an increase of $849,000 or 39.2%. Total interest expense for the six months ended June 30, 2006 was $5,776,000 compared to $4,011,000 for the six months ended June 30, 2005, an increase of $1,765,000 or 44.0%. Interest expense on deposits, the largest component of total interest expense, increased $624,000 in the second quarter of 2006 to $2,566,000 compared to $1,942,000 for the second quarter of 2005, an increase of 32.1%. Interest expense on deposits increased $1,352,000 for the six months ended June 30, 2006 to $4,897,000 compared to $3,545,000 for the six months ended June 30, 2005, an increase of 38.1%. The increase in interest expense on deposits is largely attributable to higher interest rates paid on these accounts, as well as higher average balances during the first half of 2006 when compared to the same period of 2005. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $41,000 or 26.3% to $197,000 in the second quarter of 2006 compared to $156,000 for the second quarter of 2005. Interest on federal funds purchased and securities sold under repurchase agreements increased $79,000 or 26.2% to $381,000 in the first half of 2006 compared to $302,000 for the first half of 2005. This increase is largely attributable to higher market interest rates experienced at the Company's bank subsidiaries during the first half of 2006 when compared to the same period of 2005. Interest on notes payable to the Federal Home Loan Bank ("FHLB"), the third largest component of total interest expense, increased $184,000 or 270.6% to $252,000 in the second quarter of 2006 compared to $68,000 for the second quarter of 2005. Interest on notes payable to the Federal Home Loan Bank increased $334,000 or 203.7% to $498,000 in the first half of 2006 compared to $164,000 for the first half of 2005. The increase is largely attributable to higher market interest rates and higher average balances in these accounts during the first half of 2006 when compared to the same period of 2005.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended June 30, 2006 was $256,000 compared to $183,000, for the three months ended June 30, 2005, an increase of $73,000 or 39.9%. The provision for loan losses charged to operations during the six months ended June 30, 2006 increased $137,000 or 38.5% to $493,000, compared to $356,000 for the six months ended June 30, 2005. The changes in the Company's provision for loan losses for the second quarter and first half of 2006 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses" for further discussion.

Non-interest Income

     Non-interest income increased $43,000 or 4.8% to $933,000 for the second quarter of 2006 compared to $890,000 for the second quarter of 2005. Non-interest income increased $182,000 or 10.2% to $1,961,000 for the first half of 2006 compared to $1,779,000 for the first half of 2005. Service fees on deposit accounts, the largest component of non-interest income, decreased $9,000 or 1.8% to $491,000 for the second quarter of 2006 compared to $500,000 for the second quarter of 2005. Service fees on deposit accounts decreased $25,000 or 2.6% to $955,000 for the first six months of 2006 compared to $980,000 for the first six months of 2005.

     Mortgage banking income increased $27,000 or 27.6% in the second quarter of 2006 to $125,000 compared to $98,000 in the second quarter of 2005, and decreased $18,000 or 8.1% in the first half of 2006 to $203,000 compared to $221,000 in the first half of 2005. These changes in the levels of mortgage banking income are largely due to the substantial swings in the demand for residential mortgage loan origination that occur from time to time.

     There were no gains realized on the sale of available for sale securities during the first six months of 2006, compared to gains of $3,000 and $7,000, respectively, realized on the sale of available for sale securities during the second quarter and first half of 2005.

Non-interest Expense

     Total non-interest expense increased $335,000 or 9.7% to $3,786,000 for the second quarter of 2006 from $3,451,000 for the second quarter of 2005. Total non-interest expense increased $882,000 or 13.0% to $7,666,000 for the first half of 2006 from $6,784,000 for the first half of 2005. Salaries and benefits, the largest component of non-interest expense, increased $192,000 or 9.4%, to $2,228,000 for the second quarter of 2006 from $2,036,000 for the second quarter of 2005. Salaries and benefits increased $482,000 or 12.0%, to $4,486,000 for the first half of 2006 from $4,004,000 for the first half of 2005. The increases in salaries and benefits are primarily due to the addition of certain key personnel, signing bonuses, normal salary increases, and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expense increased $27,000 or 5.4% to $527,000 in the second quarter of 2006 compared to $500,000 in the second quarter of 2005. Occupancy and furniture and equipment expenses increased $47,000 or 4.5% to $1,087,000 for the first half of 2006 from $1,040,000 for the first half of 2005. The increase is primarily attributable to the normal expansion of the Company.

     Legal and professional fees increased $49,000 or 52.7% to $142,000 in the second quarter of 2006 compared to $93,000 in the second quarter of 2005. Legal and professional fees increased $190,000 or 115.9% to $354,000 for the first half of 2006 compared to $164,000 in the first half of 2005. This increase includes legal fees associated with the termination of the President of Bank of Anderson, N. A., which occurred in January 2006.

     Marketing and advertising expense decreased $18,000 or 14.9% to $103,000 in the second quarter of 2006 from $121,000 for the second quarter of 2005. This decline is attributable to the timing of marketing and advertising of bank products and services. Marketing and advertising expense increased $10,000 or 4.9% to $216,000 for the first half of 2006 from $206,000 for the first half of 2005. This increase for the six-month period is attributable to the promotion of certain bank products and advertising associated with the upcoming 20th anniversary of The Peoples National Bank. Directors' fees decreased $13,000 or 13.8% to $81,000 in the second quarter of 2006 from $94,000 for the second quarter of 2005 as a result of a decrease in the number of directors. Director fees increased $5,000 or 2.9% to $178,000 for the first half of 2006 from $173,000 for the first half of 2005 due to an increase in the amount of compensation per director, partially offset by a decrease in the number of directors.

     All other operating expenses were $705,000 in the second quarter of 2006 compared to $607,000 for the second quarter of 2005, an increase of $98,000 or 16.1%. All other operating expense increased $148,000 or 12.4% to $1,345,000 for the first half of 2006 from $1,197,000 for the first half of 2005. This increase is due to growth in normal miscellaneous operating expenses.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 81.1% of total earning assets. As of June 30, 2006, the Company held total gross loans outstanding of $369,898,000. Gross loans decreased $7,597,000 or 2.0% from $377,495,000 in total gross outstanding loans at December 31, 2005 and increased $13,272,000 or 3.7% from $356,626,000 in total gross loans outstanding at June 30, 2005. The following table summarizes outstanding loans by collateral type:


Loan Portfolio Composition
(Dollars in Thousands)

                                                                                          June 30,                  December 31,
                                                                                          --------                  ------------
                                                                                  2006               2005              2005
                                                                                  ----               ----              ----
                                                                                       (Unaudited)                   (Audited)

Commercial and Industrial - not secured by real estate ....................    $ 39,626           $ 39,661           $ 39,669
Commercial and Industrial - secured by real estate ........................      92,169             94,288             90,186
Residential real estate - mortgage ........................................     105,312            108,750            107,398
Residential real estate - construction ....................................     116,515             94,357            121,048
Consumer loans ............................................................      16,276             19,570             19,194
                                                                               --------           --------           --------
     Gross Loans ..........................................................    $369,898           $356,626           $377,495
                                                                               ========           ========           ========


     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2006 was 7.56% and 7.66% respectively, compared to 6.53% and 6.73% respectively for the six months and three months ended June 30, 2005. Between the end of the second quarter of 2005 and the end of the second quarter of 2006, the Federal Reserve increased the federal funds target rate eight times for a total of 200 basis points. A large portion of the Company's adjustable-rate loans, which constitutes 52% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

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

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limit and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2006 approximately $10,141,000 or 7.7% of commercial loans were unsecured.

     The  Company's   direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit.

     Management believes that the loan portfolio is adequately diversified. The Company has no foreign loans or loans for highly leveraged transactions. The Company has few, if any, agricultural loans.

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2006 was $4,095,000 or 1.11% of loans outstanding compared to $3,854,000 or 1.02% of loans outstanding at
December 31, 2005 and compared to $3,933,000 or 1.10% of loans outstanding at June 30, 2005. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2006 the Company had $1,768,000 in non-accruing loans, $645,000 in restructured loans, $93,000 in loans more than ninety days past due and still accruing interest, and $586,000 in other real estate owned. This compares to $1,206,000 in non-accruing loans, $922,000 in restructured loans, $10,000 in loans more than ninety days past due on which interest was still being accrued, and $2,007,000 in other real estate owned at December 31, 2005. At June 30, 2005, the Company had $2,331,000 in non-accruing loans, $1,423,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $1,306,000 in other real estate owned. Non-performing loans at June 30, 2006 consisted of $1,475,000 in mortgage loans, $265,000 in commercial loans and $28,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.83%, 1.09%, and 1.41% at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

     Net charge-offs during the first six months of 2006 were $253,000 compared to net charge-offs of $114,000 for the first six months of 2005 and net charge-offs of $685,000 for the year ended December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 163%, 180%, and 105% as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had no impaired loans at June 30, 2006 and December 31, 2005, and $150,000 in impaired loans at June 30, 2005.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2006 securities totaled $69,224,000, which represents 15.2% of total earning assets. Securities held at June 30, 2006 decreased $8,837,000 or 11.3% from $78,061,000 invested as of December 31, 2005 and decreased $5,223,000 or 7.0% from $74,447,000 invested as of June 30, 2005. The decrease is due to the use of some maturing investments to fund loans, repay short-term FHLB borrowings, and to reduce the need for funding from other short-term sources.

     At June 30, 2006 the Company's total investments classified as available for sale had an amortized cost of $55,135,000 and a market value of $54,056,000 for an unrealized loss of $1,079,000. This compares to an amortized cost of $65,643,000 and a market value of $64,650,000 for an unrealized loss of $993,000 on the Company's investments classified as available for sale at June 30, 2005. At December 31, 2005 the Company's total investments classified as available for sale had an amortized cost of $66,303,000 and a market value of $65,009,000 for an unrealized loss of $1,294,000. The changes in the market valuation of the investment portfolio were related to the changes in market interest rates and not the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The Company has the ability and intent to hold these securities until the value recovers or the securities mature.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $9,568,000 at June 30, 2006, an increase of $165,000 or 1.8% from the $9,403,000 held at December 31, 2005 and a increase of $331,000 or 3.6% from the $9,237,000 held at June 30, 2005.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $17,728,000 or 173.6% to $27,939,000 at June 30, 2006 from $10,211,000 at December 31, 2005 and increased
$11,906,000 or 74.3% from  $16,033,000 at June 30, 2005. The substantial  swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits increased $17,982,000 or 4.6% to $408,331,000 at June 30, 2006 from $390,349,000 at December 31, 2005 and increased $18,272,000 or
4.7% from $390,059,000 at June 30, 2005. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first six months of 2006, interest-bearing deposits averaged $338,644,000 compared to $321,292,000 for the first six months of 2005. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. On June 30, 2006 brokered deposits totaled $28,235,000. On December 31, 2005 and June 30, 2005 there were $2,295,000 and $2,665,000 in brokered deposits, respectively.

     The average interest rate paid on interest-bearing deposits was 2.92% for the first six months of 2006 compared to 2.21% for the first six months of 2005. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2006 interest-bearing deposits comprised 86.3% of total deposits compared to 86.5% at June 30, 2005.

     The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.4% and 77.4% for the six months ended June 30, 2006 and June 30, 2005, respectively. Time deposits of $100,000 or more represented 21.9% of total deposits at June 30, 2006 and 23.0% at June 30, 2005. Except for brokered deposits, the Company's larger-denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the FHLB. At June 30, 2006 short-term borrowings totaled $28,234,000 and were comprised entirely of securities sold under repurchase agreements. At December 31, 2005 short-term borrowings totaled $48,275,000 and were comprised of $31,736,000 in securities sold under repurchase agreements, $4,039,000 in federal funds purchased, and $12,500,000 in short-term advances from the FHLB. At June 30, 2005 short-term borrowings totaled $30,420,000 and were comprised of $27,941,000 in securities sold under repurchase agreements, $479,000 in federal funds purchased, and $2,000,000 in short-term advances from the FHLB. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of June 30, 2006, December 31, 2005, and June 30, 2005.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2006, The Peoples National Bank had total borrowing capacity from the FHLB equal to $55,720,000, and the unused portion of this line of credit was $50,720,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $15,230,000, all of which was unused. Seneca National Bank had established secured lines of credit with the FHLB at June 30, 2006 of $5,810,000, all of which were unused. At June 30, 2006, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $33,500,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires funds to pay limited operating expenses and dividends only.

     During the latter part of 2005 and the first half of 2006, the Company made capital expenditures of approximately $812,000 to purchase a 2.4-acre tract in Greenville, SC, including preliminary design costs and demolition of an existing structure, in preparation for construction of a full-service retail banking office. Additional expenditures in the amount of approximately $1.5 million are expected for the construction of this facility, which should occur later in 2006 and 2007. During that same period, the Company also made capital expenditures of approximately $115,000 for the renovation of an office building in Easley, SC, $76,000 for the renovation of Seneca National Bank, and $115,000 for enhancements  to its  operating  systems.  During  the first  half of 2006,  the

Company also made capital expenditures of approximately $22,000 for general building needs and $45,000 for furniture and equipment purchases. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At June 30, 2006, the Banks had issued commitments to extend credit of $102,375,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5,718,000 at June 30, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company had no derivative assets or liabilities at each of June 30, 2006, December 31, 2005 and June 30, 2005.

     Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Peoples National Bank has an operating lease agreement for its loan-processing office in Greenville, South Carolina for which, remaining obligations under the terms of the lease total approximately $7,000 at June 30, 2006. This obligation is payable in installments over the next four months.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2006:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                                           Well                 Adequately
                                                                                       Capitalized             Capitalized
                                                                       Actual          Requirement             Requirement
                                                                       ------          -----------             -----------
                                                              Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                              ------       -----      ------       -----      ------       -----
Company:
Total Risk-based Capital ............................    $    48,079    12.57%    $   38,249    10.00%    $   30,599     8.00%
Tier 1 Risk-based Capital ...........................         43,984    11.50         21,948     6.00         15,299     4.00
Leverage Ratio ......................................         43,984     8.91         24,682     5.00         19,746     4.00

Peoples National Bank:
Total Risk-based Capital ............................    $    27,530    11.84%    $   23,252    10.00%    $   18,601     8.00%
Tier 1 Risk-based Capital ...........................         25,267    10.87         13,947     6.00          9,298     4.00
Leverage Ratio ......................................         25,267     8.90         14,195     5.00         11,356     4.00

Bank of Anderson, N. A:
Total Risk-based Capital ............................    $    13,046    11.85%    $   11,009    10.00%    $    8,807     8.00%
Tier 1 Risk-based Capital ...........................         11,669    10.60          6,605     6.00          4,403     4.00
Leverage Ratio ......................................         11,669     7.75          7,528     5.00          6,023     4.00

Seneca National Bank:
Total Risk-based Capital ............................    $     5,385    13.28%    $    4,055    10.00%    $    3,244     8.00%
Tier 1 Risk-based Capital ...........................          4,878    12.03          2,433     6.00          1,622     4.00
Leverage Ratio ......................................          4,878     8.42          2,898     5.00          2,318     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) became effective for the Company in January 2006.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 155 will not have a material impact on the Company's financial position, results of operations or cash flows.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. This Statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under SFAS No. 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management believes the adoption of SFAS No. 156 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

     Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of June 30, 2006 the Company was positioned so that net interest income would increase $827,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $741,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders
On May 18, 2006, The Company held its Annual Meeting of Shareholders. The voting results of the 2006 Annual Meeting of Shareholders follows.

Election of Directors
The following persons were elected as Directors to serve for a term set forth below with 4,592,460 shares voted, representing 73.4% of the total shares entitled to vote:
                                                         Broker
                                  For       Withheld    Non-Votes   Term (years)
                                  ---       --------    ---------   ------------
Robert E. Dye, Jr.             4,461,943    130,517         0             3
W. Rutledge Galloway           4,424,798    167,662         0             3
E. Smyth McKissick, III        4,414,802    177,658         0             3
William B. West                4,376,966    215,494         0             3
George Weston Nalley           4,418,812    173,648         0             2
William R. Rowan, III          4,448,880    143,580         0             2

The following persons continue to serve as directors for the terms indicated.

                                                         Year Term Ends
              Andrew M. McFall, III                           2007
              Eugene W. Merritt, Jr.                          2007
              George B. Nalley, Jr.                           2007
              Nell W. Smith                                   2007
              A. J. Thompson, Jr.                             2007
              Charles E. Dalton                               2008
              Larry D. Reeves                                 2008
              R. Riggie Ridgeway                              2008

Item 6.   Exhibits

                                    Exhibits.

          10 Description of increases in Board committee fees (incorporated by reference to Form 8-K filed July 24, 2006).

          31.1 Rule 13a-14(a) / 15d-14(a) Certifications

          31.2 Rule 13a-14(a) / 15d-14(a) Certifications

          32   Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEOPLES BANCORPORATION, INC.


Dated:  August 11, 2006                    By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  August 11, 2006                    By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Sr. Vice President & CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.                Description of Exhibit


10 Description of increases in Board committee fees (incorporated by reference to Form 8-K filed July 24,
                           2006).

31.1                       Rule 13a-14(a) / 15d-14(a) Certifications

31.2                       Rule 13a-14(a) / 15d-14(a) Certifications

32                         Section 1350 Certifications