Form 10-Q
period 2006-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2006-11-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended                           Commission file
        September 30, 2006                                  000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

            South Carolina                           57-09581843
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

                             Yes [ ]  No [X]

The number of outstanding shares of the issuer's $1.11 par value common stock as of November 7, 2006 was 6,326,431.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                 September 30,      September 30,       December 31,
                                                                                     2006               2005                2005
                                                                                     ----               ----                ----
                                                                                   Unaudited          Unaudited            Audited
ASSETS
CASH AND DUE FROM BANKS ...................................................         $  10,180          $  15,811          $   9,311
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..................................               412                891                900
FEDERAL FUNDS SOLD ........................................................             3,750              3,863                  -
                                                                                    ---------          ---------          ---------
     Total cash and cash equivalents ......................................            14,342             20,565             10,211
SECURITIES
     Available for sale ...................................................            95,092             65,253             65,009
     Held to maturity (market value
         of $13,397, $9,569 and $10,674) ..................................            13,523              9,611             10,855
     Other investments, at cost ...........................................             3,920              1,972              2,197
LOANS-less allowance for loan losses
     of $4,081, $3,979 and $3,854 .........................................           356,959            360,518            373,641
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ........................................            11,043             10,757             10,635
ACCRUED INTEREST RECEIVABLE ...............................................             2,736              2,095              2,441
CASH SURRENDER VALUE OF LIFE INSURANCE ....................................             9,646              9,322              9,403
OTHER ASSETS ..............................................................             1,956              2,535              3,585
                                                                                    ---------          ---------          ---------
         TOTAL ASSETS .....................................................         $ 509,217          $ 482,628          $ 487,977
                                                                                    =========          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..................................................         $  60,034          $  54,734          $  52,467
     Interest-bearing .....................................................           327,330            343,375            337,882
                                                                                    ---------          ---------          ---------
         Total deposits ...................................................           387,364            398,109            390,349
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ...........................................................            28,083             29,941             31,736
FEDERAL FUNDS PURCHASED ...................................................                 -                  -              4,039
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...................................            45,000             11,000             17,500
ACCRUED INTEREST PAYABLE ..................................................             2,743              1,926              2,281
OTHER LIABILITIES .........................................................             1,202              1,183                901
                                                                                    ---------          ---------          ---------
         Total Liabilities ................................................           464,392            442,159            446,806
                                                                                    ---------          ---------          ---------
SHAREHOLDERS' EQUITY *
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 6,618,325 shares, 6,553,070 shares
       and 6,557,624 shares outstanding, respectively .....................             7,347              7,274              7,279
Additional paid-in capital ................................................            34,688             31,775             34,337
Retained Earnings .........................................................             3,115              2,096                408
Accumulated other comprehensive income (loss) .............................              (325)              (676)              (853)
                                                                                    ---------          ---------          ---------
         Total Shareholders' Equity .......................................            44,825             40,469             41,171
                                                                                    ---------          ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................         $ 509,217          $ 482,628          $ 487,977
                                                                                    =========          =========          =========

* Share and per share data for 2005 has been restated to reflect the 5% stock dividend to be issued in January 2007 and 2006 per share data has been calculated assuming the effect of the 5% stock dividend as if it had occurred on January 1, 2006.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)
                                    Unaudited

                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,               September 30,
                                                                                   -------------               -------------
                                                                                 2006        2005           2006            2005
                                                                                 ----        ----           ----            ----
INTEREST INCOME
    Interest and fees on loans ...........................................   $     7,283   $     6,244    $    21,441   $    17,279
    Interest on securities
      Taxable ............................................................           628           493          1,629         1,413
      Tax-exempt .........................................................           163            64            351           183
    Interest on federal funds ............................................           136            42            189           173
                                                                             -----------   -----------    -----------   -----------
Total interest income ....................................................         8,210         6,843         23,610        19,048
                                                                             -----------   -----------    -----------   -----------
INTEREST EXPENSE
    Interest on deposits .................................................         2,899         2,150          7,796         5,695
    Interest on federal funds purchased and securities
             sold under repurchase agreements ............................           199           168            580           470
    Interest on notes payable Federal Home Loan Bank .....................           171            75            669           239
                                                                             -----------   -----------    -----------   -----------
Total interest expense ...................................................         3,269         2,393          9,045         6,404
                                                                             -----------   -----------    -----------   -----------
Net interest income ......................................................         4,941         4,450         14,565        12,644
PROVISION FOR LOAN LOSSES ................................................           225           165            718           521
                                                                             -----------   -----------    -----------   -----------
Net interest income after provision for loan losses ......................         4,716         4,285         13,847        12,123
                                                                             -----------   -----------    -----------   -----------
NON-INTEREST INCOME
    Service charges on deposit accounts ..................................           433           519          1,388         1,499
    Customer service fees ................................................            35            39            131           132
    Mortgage banking .....................................................           124           146            327           367
    Brokerage services ...................................................            59            67            196           153
    Bank owned life insurance ............................................            93           104            286           314
    Gain on sale of available for sale securities ........................             -             -              -             7
    Gain (loss) on sale of assets acquired in settlement of loans ........            35           (67)           159           (64)
    Other noninterest income .............................................           116            91            369           270
                                                                             -----------   -----------    -----------   -----------
                                                                                     895           899          2,856         2,678
                                                                             -----------   -----------    -----------   -----------
NON-INTEREST EXPENSES
    Salaries and benefits ................................................         2,203         2,119          6,689         6,123
    Occupancy ............................................................           205           187            595           541
    Equipment ............................................................           335           327          1,032         1,013
    Marketing and advertising ............................................           103            91            319           297
    Communications .......................................................            60            53            181           164
    Printing and supplies ................................................            40            34            130           106
    Bank paid loan costs .................................................            44           119            181           228
    Director fees ........................................................            82            88            260           261
    ATM/Debit card expenses ..............................................            77            68            224           201
    Legal and professional fees ..........................................            88            99            442           263
    Other operating expenses .............................................           445           398          1,295         1,170
                                                                             -----------   -----------    -----------   -----------
              Total noninterest expenses .................................         3,682         3,583         11,348        10,367
                                                                             -----------   -----------    -----------   -----------
    Income before income taxes ...........................................         1,929         1,601          5,355         4,434
PROVISION FOR INCOME TAXES ...............................................           608           528          1,707         1,449
                                                                             -----------   -----------    -----------   -----------
    Net income ...........................................................   $     1,321   $     1,073    $     3,648   $     2,985
                                                                             ===========   ===========    ===========   ===========
INCOME PER COMMON SHARE *
    BASIC ................................................................   $      0.20   $      0.16    $      0.55   $      0.46
                                                                             ===========   ===========    ===========   ===========
    DILUTED ..............................................................   $      0.20   $      0.16    $      0.55   $      0.45
                                                                             ===========   ===========    ===========   ===========
WEIGHTED AVERAGE COMMON SHARES *
    BASIC ................................................................     6,610,239     6,552,533      6,588,025     6,525,632
                                                                             ===========   ===========    ===========   ===========
    DILUTED ..............................................................     6,690,844     6,676,554      6,672,305     6,667,889
                                                                             ===========   ===========    ===========   ===========
CASH DIVIDENDS PAID PER COMMON SHARE .....................................   $      0.05   $      0.05    $      0.15   $      0.15
                                                                             ===========   ===========    ===========   ===========

* Share and per share data for 2005 has been restated to reflect the 5% stock dividend to be issued in January 2007 and 2006 per share data has been calculated assuming the effect of the 5% stock dividend as if it had occurred on January 1, 2006.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the six months ended September 30, 2005 and 2006

                    (Dollars in thousands except share date)
                                   (Unaudited)

                                                                                                         Accumulated
                                                             Common stock           Additional               other        Total
                                                             ------------            paid-in   Retained  comprehensive shareholders'
                                                         Shares        Amount        capital   earnings   Income(loss)    equity
                                                         ------        ------        -------   --------   ------------    ------
Balance, December 31, 2004* .......................    6,419,425    $    7,125    $   31,575   $        -   $     (460)  $   38,240
Net Income ........................................                                                 2,985                     2,985
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $111 ..................                                                               (211)        (211)
   Less reclassification
     adjustments for gains
     included in net income, net of
     income taxes of $ 2 ..........................                                                                 (5)          (5)
                                                                                                                         ----------
Comprehensive income ..............................                                                                           2,769
Cash Dividends ....................................                                                  (889)                     (889)
Proceeds from stock options .......................      133,645           149           200                                    349
                                                       ---------    ----------    ----------   ----------   ----------   ----------
Balance, September 30, 2005* ......................    6,553,070    $    7,274    $   31,775   $    2,096   $     (676)  $   40,469
                                                       =========    ==========    ==========   ==========   ==========   ==========

Balance, December 31, 2005* .......................    6,557,624    $    7,279    $   34,337   $      408   $     (853)  $   41,171
Net Income ........................................                                                 3,648                     3,648
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale,
     net of income taxes of $273 ..................                                                               528           528
                                                                                                                         ----------
Comprehensive income ..............................                                                                           4,176
Cash Dividends ....................................                                                 (941)                      (941)
Proceeds from stock options .......................       60,701            68           289                                    357
Stock-based compensation ..........................                                       62                                     62
                                                       ---------    ----------    ----------   ----------   ----------   ----------
Balance, September 30, 2006* ......................    6,618,325    $    7,347    $   34,688   $    3,115   $     (325)  $   44,825
                                                       =========    ==========    ==========   ==========   ==========   ==========


* Share and per share data for 2005 has been restated to reflect the 5% stock dividend to be issued in January 2007 and 2006 per share data has been calculated assuming the effect of the 5% stock dividend as if it had occurred on January 1, 2006.

See Notes to Unaudited Consolidated Financials Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                           2006               2005
                                                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $  3,648           $  2,985
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Loss (gain) on sale of premises and equipment .............................................                (3)                20
   Gain on sale of securities available for sale .............................................                 -                 (7)
   Gain on sale of assets acquired in settlement of loans ....................................              (159)               (64)
   Provision for loan losses .................................................................               718                521
   Depreciation and amortization .............................................................               819                843
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................               101                 95
   Stock-based compensation ..................................................................                62                  -
   Increase in accrued interest receivable ...................................................              (295)              (265)
   Increase in other assets ..................................................................              (300)              (208)
   Increase in accrued interest payable ......................................................               462                772
   Increase (decrease) in other liabilities ..................................................               301                (49)
                                                                                                        --------           --------
     Net cash provided by operating activities ...............................................             5,354              4,643
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................            (2,893)            (3,479)
   Purchases of securities available for sale ................................................           (60,201)            (6,493)
   Purchases of other investments ............................................................            (1,875)              (163)
   Proceeds from principal pay-downs on securities available for sale ........................             3,351              2,547
   Proceeds from the sale of securities available for sale ...................................               335                358
   Proceeds from the maturities and calls of securities available for sale ...................            27,350                  -
   Proceeds from the maturity of securities held to maturity .................................               160              1,218
   Investment in bank owned life insurance ...................................................              (243)              (273)
   Net (increase) decrease in loans ..........................................................            15,964            (39,244)
   Proceeds from the sale of  assets acquired in settlement of loans .........................             1,915                367
   Proceeds from the sale of premises and equipment ..........................................                30                 71
   Purchase of premises and equipment ........................................................            (1,355)              (616)
                                                                                                        --------           --------
     Net cash provided by (used in) investing activities .....................................           (17,462)           (45,707)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits .......................................................            (2,985)            51,964
   Net decrease in securities sold under repurchase agreements ...............................            (3,653)            (4,012)
   Net decrease in federal funds purchased ...................................................            (4,039)              (572)
   Net decrease in notes payable to Federal Home Loan Bank ...................................            27,500              2,500
   Proceeds from the exercise of stock options ...............................................               357                349
   Cash dividend .............................................................................              (941)              (889)
                                                                                                        --------           --------
     Net cash provided (used in) by financing activities .....................................            16,239             49,340
                                                                                                        --------           --------
     Net increase in cash and cash equivalents ...............................................             4,131              8,276
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            10,211             12,289
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 14,342           $ 20,565
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  8,583           $  5,632
                                                                                                        ========           ========
     Income Taxes ............................................................................          $  1,553           $  1,660
                                                                                                        ========           ========

NON-CASH TRANSACTIONS
     Change in unrealized loss on available for sale securities ..............................          $    801           $   (322)
                                                                                                        ========           ========
     Loans transferred to other real estate ..................................................          $    160           $    606
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 17, 2006, June 16, 2006, and September 15, 2006, payable March 31, 2006, June 30, 2006, and September 29, 2006, respectively.

     The Company declared a five percent common stock dividend on October 19, 2006, payable January 5, 2007 to shareholders of record December 22, 2006. Share and per share data for 2005 has been restated to reflect this transaction and 2006 per share data has been calculated assuming the effect of the five percent stock dividend as if is had occurred on January 1, 2006.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2006 and 2005 was 6,588,025 and 6,525,632, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,672,305 and 6,667,889 for the nine months ended September 30, 2006 and 2005. Weighted average shares in 2005 have been restated to reflect the 5% stock dividend to be issued in January 2007.

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

                                                                               Three Months Ended            Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                                 -------------                  -------------
                                                                             2006            2005            2006           2005
                                                                             ----            ----            ----           ----
Net income, as reported ............................................    $       1,321    $      1,073    $       3,648   $    2,985
Add: Stock-based employee compensation expense
       included  in  reported  net income net
       of related tax effects ......................................               16               -               41            -
Deduct: Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, Net of related tax effects ...............              (16)            (40)             (41)         (98)
                                                                        -------------    ------------    -------------    ---------
Pro forma net income ...............................................    $       1,321    $      1,033    $       3,648   $    2,887
                                                                        =============    ============    =============    =========
Net income per common share
  Basic - as reported ..............................................    $        0.20    $       0.16    $        0.55    $    0.46
                                                                        =============    ============    =============    =========
  Basic - pro forma ................................................       $        -    $       0.16       $        -    $    0.44
                                                                        =============    ============    =============    =========
  Diluted - as reported ............................................    $        0.20    $       0.16    $        0.55    $    0.45
                                                                        =============    ============    =============    =========
  Diluted - pro forma ..............................................       $        -    $       0.15       $        -    $    0.43
                                                                        =============    ============    =============    =========

Share and per share data for 2005 has been restated to reflect the 5% stock dividend to be issued in January 2007 and 2006 per share data has been calculated assuming the effect of the 5% stock dividend as if it had occurred on January 1, 2006.

         The Company has three stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," and the "2004 Stock Option Plan. The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 36,248 shares remain available for exercise under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. Under the "1997 Non-Employee Directors Stock Option Plan," non-employee directors of the Company or one the Banks are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date. At September 30, 2006, an aggregate of 388,014 shares were reserved for issuance on exercise of options under all these plans. During the first nine months of 2006, options to purchase 17,850 shares were granted with a weighted average fair value of $11.65 per share. The following is a summary of the status of the Company's plans as of September 30, 2006 and changes during the nine months ended September 30, 2006.






                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                     Shares            Price
                                                     ------            -----

Outstanding, December 31, 2005 ....................  302,673          $ 7.52
Granted ...........................................   17,850          $11.65
Exercised .........................................  (65,023)         $ 5.33
Forfeited .........................................  (15,309)         $14.14
                                                     --------
Outstanding, September 30, 2006 ...................   240,191         $ 8.03
                                                     ========
Options Exercisable, September 30, 2006 ...........   221,512
                                                     ========

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2005
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be attained for any other period.

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

Overview

       The Company is a financial holding company with three wholly-owned bank subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from seven banking offices and one loan-production office located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the third quarter of 2006 was $1,321,000 or $0.20 per diluted share compared to $1,073,000 or $0.16 per diluted share for the third quarter of 2005, an increase of $248,000 or 23.1%. Net income for the nine months ended September 30, 2006 was $3,648,000 or $0.55 per diluted share compared to $2,985,000 or $0.45 per diluted share for the nine months ended September 30, 2005, an increase of $663,000 or 22.2%. Return on average equity for the nine months and three months ended September 30, 2006 was 11.18% and 11.73% respectively, compared to 9.98% and 10.42% respectively for the nine months and three months ended September 30, 2005. Return on average assets for the nine months and three months ended September 30, 2006 was 1.00% and 1.06% respectively, compared to 0.87% and 0.89% respectively for the nine months and three months ended September 30, 2005. The increases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first nine months of 2006 are largely attributable to higher yields and average balances of earning assets.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $491,000 or 11.0% to $4,941,000 in the quarter ended September 30, 2006 compared to $4,450,000 in the quarter ended September 30, 2005. For the nine months ended September 30, 2006 net interest income before provision for loan losses increased $1,921,000 or 15.2% to $14,565,000 compared to $12,644,000 for the nine months ended September 30, 2005. The Company's net interest margin for the three months and nine months ending September 30, 2006 was 4.25% and 4.25% respectively, compared to 4.00% and 3.95% respectively for the three months and nine months ended September 30, 2005.

     The Company's total interest income for the third quarter of 2006 was $8,210,000 compared to $6,843,000 for the third quarter of 2005, an increase of $1,367,000 or 20.0%. Total interest income for the nine months ended September 30, 2006 was $23,610,000 compared to $19,048,000 for the nine months ended September 30, 2005, an increase of $4,562,000 or 24.0%. Interest and fees on loans, the largest component of total interest income, increased $1,039,000 in the third quarter of 2006 to $7,283,000 compared to $6,244,000 for the third quarter of 2005, an increase of 16.6%. Interest and fees on loans increased $4,162,000 for the nine months ended September 30, 2006 to $21,441,000 compared to $17,279,000 for the nine months ended September 30, 2005, an increase of 24.1%. The increases in total interest income and interest and fees on loans were primarily due to higher interest rates and fees charged. Interest on taxable securities, the second largest component of total interest income increased $135,000 in the third quarter of 2006 to $628,000 compared to $493,000 for the third quarter of 2005, an increase of 27.4%. Interest on taxable securities increased $216,000 for the nine months ended September 30, 2006 to $1,629,000 compared to $1,413,000 for the nine months ended September 30, 2005, an increase of 15.3%. The increases in interest on taxable securities were due to higher interest rates and higher average balances.

     The Company's total interest expense for the third quarter of 2006 was $3,269,000 compared to $2,393,000 for the third quarter of 2005, an increase of $876,000 or 36.6%. Total interest expense for the nine months ended September 30, 2006 was $9,045,000 compared to $6,404,000 for the nine months ended September 30, 2005, an increase of $2,641,000 or 41.2%. Interest expense on deposits, the largest component of total interest expense, increased $749,000 in the third quarter of 2006 to $2,899,000 compared to $2,150,000 for the third quarter of 2005, an increase of 34.8%. Interest expense on deposits increased $2,101,000 for the nine months ended September 30, 2006 to $7,796,000 compared to $5,695,000 for the nine months ended September 30, 2005, an increase of 36.9%. The increase in interest expense on deposits is largely attributable to higher interest rates paid on these accounts, as well as higher average balances during the first nine months of 2006 when compared to the same period of 2005. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $31,000 or 18.5% to $199,000 in the third quarter of 2006 compared to $168,000 for the third quarter of 2005. Interest on federal funds purchased and securities sold under repurchase agreements increased $110,000 or 23.4% to $580,000 in the first nine months of 2006 compared to $470,000 for the first nine months of 2005. This increase is largely attributable to higher market interest rates experienced at the Company's bank subsidiaries during the first nine months of 2006 when compared to the same period of 2005. Interest on notes payable to the Federal Home Loan Bank ("FHLB"), the third largest component of total interest expense, increased $96,000 or 128.0% to $171,000 in the third quarter of 2006 compared to $75,000 for the third quarter of 2005. Interest on notes payable to the Federal Home Loan Bank increased $430,000 or 179.9% to $669,000 in the first nine months of 2006 compared to $239,000 for the first nine months of 2005. The increase is largely attributable to higher market interest rates and higher average balances in these accounts during the first nine months of 2006 when compared to the same period of 2005.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended September 30, 2006 was $225,000 compared to $165,000, for the three months ended September 30, 2005, an increase of $60,000 or 36.4%. The provision for loan losses charged to operations during the nine months ended September 30, 2006 increased $197,000 or 37.8% to $718,000, compared to $521,000 for the nine months ended September 30, 2005. The changes in the Company's provision for loan losses for the third quarter and first nine months of 2006 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses" for further discussion.

Non-interest Income

     Non-interest income decreased $4,000 or 0.4% to $895,000 for the third quarter of 2006 compared to $899,000 for the third quarter of 2005. Non-interest income increased $178,000 or 6.6% to $2,856,000 for the first nine months of 2006 compared to $2,678,000 for the same period of 2005. Service fees on deposit accounts, the largest component of non-interest income, decreased $86,000 or 16.6% to $433,000 for the third quarter of 2006 compared to $519,000 for the third quarter of 2005. Service fees on deposit accounts decreased $111,000 or 7.4% to $1,388,000 for the first nine months of 2006 compared to $1,499,000 for the first nine months of 2005. These decreases in service fee income are primarily the result of a lower number of overdraft items at the banks.

     Mortgage banking income decreased $22,000 or 15.1% in the third quarter of 2006 to $124,000 compared to $146,000 in the third quarter of 2005, and decreased $40,000 or 10.9% in the first nine months of 2006 to $327,000 compared to $367,000 in the first nine months of 2005. These changes in the levels of mortgage banking income are largely due to the substantial swings in the demand for residential mortgage loan origination that occur from time to time.

     There were no gains realized on the sale of available for sale securities during the third quarter and first nine months of 2006, compared to no gains during the third quarter of 2005 and gains of $7,000 realized on the sale of available for sale securities during the first nine months of 2005.

Non-interest Expense

     Total non-interest expense increased $99,000 or 2.8% to $3,682,000 for the third quarter of 2006 from $3,583,000 for the third quarter of 2005. Total non-interest expense increased $981,000 or 9.5% to $11,348,000 for the first nine months of 2006 from $10,367,000 for the same period of 2005. Salaries and benefits, the largest component of non-interest expense, increased $84,000 or 4.0%, to $2,203,000 for the third quarter of 2006 from $2,119,000 for the third quarter of 2005. Salaries and benefits increased $566,000 or 9.2%, to $6,689,000 for the first nine months of 2006 from $6,123,000 for the first nine months of 2005. The increases in salaries and benefits are primarily due to the addition of certain key personnel, signing bonuses, normal salary increases, and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expense increased $26,000 or 5.1% to $540,000 in the third quarter of 2006 compared to $514,000 in the third quarter of 2005. Occupancy and furniture and equipment expenses increased $73,000 or 4.7% to $1,627,000 for the first nine months of 2006 from $1,554,000 for the first nine months of 2005. The increase is primarily attributable to the normal expansion of the Company.

     Legal and professional fees decreased $11,000 or 11.1% to $88,000 in the third quarter of 2006 compared to $99,000 in the third quarter of 2005. Legal and professional fees increased $179,000 or 68.1% to $442,000 for the first nine months of 2006 compared to $263,000 in the first same period of 2005. This increase includes legal fees associated with the termination of the President of Bank of Anderson, N. A., which occurred in January 2006.

     Marketing and advertising expense increased $12,000 or 13.2% to $103,000 in the third quarter of 2006 from $91,000 for the third quarter of 2005. This increase is attributable to the timing of marketing and advertising of bank products and services. Marketing and advertising expense increased $22,000 or 7.4% to $319,000 for the first nine months of 2006 from $297,000 for the first nine months of 2005. This increase for the nine-month period is attributable to the promotion of certain bank products and advertising associated with the 20th anniversary of The Peoples National Bank. Directors' fees decreased $6,000 or 6.8% to $82,000 in the third quarter of 2006 from $88,000 for the third quarter of 2005 as a result of a decrease in the number of directors. Director fees decreased $1,000 or 0.4% to $260,000 for the first nine months of 2006 from $261,000 for the first nine months of 2005 due to a decrease in the number of directors, partially offset by an increase in the amount of compensation per director.

     All other operating expenses were $666,000 in the third quarter of 2006 compared to $672,000 for the second quarter of 2005, a decrease of $6,000 or 0.9%. All other operating expense increased $142,000 or 7.6% to $2,011,000 for the first nine months of 2006 from $1,869,000 for the first nine months of 2005. This increase is due to normal growth in miscellaneous operating expenses.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 75.6% of total earning assets. As of September 30, 2006, the Company held total gross loans outstanding of $361,040,000. Gross loans decreased $16,455,000 or 4.4% from $377,495,000 in total gross outstanding loans at December 31, 2005 and decreased $3,457,000 or 0.9% from $364,497,000 in total gross loans outstanding at September 30, 2005. This decrease in 2006 resulted from softening loan demand at the Company's banks. The following table summarizes outstanding loans by collateral type:

Loan Portfolio Composition                                                                     September 30,           December 31,
                                                                                               -------------           ------------
(Dollars in Thousands)                                                                   2006             2005             2005
                                                                                         ----             ----             ----
                                                                                              (Unaudited)                (Audited)
Commercial and Industrial - not secured by real estate ....................           $ 39,186          $ 40,549           $ 39,669
Commercial and Industrial - secured by real estate ........................             89,659            92,584             90,186
Residential real estate - mortgage ........................................            102,479           107,456            107,398
Residential real estate - construction ....................................            115,210           104,890            121,048
Consumer loans ............................................................             14,506            19,018             19,194
                                                                                      --------          --------           --------
     Gross Loans ..........................................................           $361,040          $364,497           $377,495
                                                                                      ========          ========           ========

     The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2006 was 7.67% and 7.90% respectively, compared to 6.66% and 6.90% respectively for the nine months and three months ended September 30, 2005. Between the end of the third quarter of 2005 and the end of the third quarter of 2006, the Federal Reserve increased the federal funds target rate six times for a total of 150 basis points. A large portion of the Company's adjustable-rate loans, which constitutes 51% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

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

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limit and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2006 approximately $10,162,000 or 7.9% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2006 was $4,081,000 or 1.13% of loans outstanding compared to $3,854,000 or 1.02% of loans outstanding at
December 31, 2005 and compared to $3,979,000 or 1.09% of loans outstanding at September 30, 2005. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2006 the Company had $1,638,000 in non-accruing loans, $423,000 in restructured loans, $110,000 in loans more than ninety days past due and still accruing interest, and $418,000 in other real estate owned. This compares to $1,206,000 in non-accruing loans, $922,000 in restructured loans, $10,000 in loans more than ninety days past due on which interest was still being accrued, and $2,007,000 in other real estate owned at December 31, 2005. At September 30, 2005, the Company had $2,394,000 in non-accruing loans, $1,414,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $920,000 in other real estate owned. Non-performing loans at September 30, 2006 consisted of $1,423,000 in mortgage loans, $199,000 in commercial loans and $16,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.72%, 1.09%, and 1.29% at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

     Net charge-offs during the first nine months of 2006 were $492,000 compared to net charge-offs of $233,000 for the first nine months of 2005 and net charge-offs of $685,000 for the year ended December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 188%, 180%, and 104% as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had no impaired loans at September 30, 2006 and December 31, 2005, and $253,000 in impaired loans at September 30, 2005.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2006 securities totaled $112,535,000, which represents 23.6% of total earning assets. Securities held at September 30, 2006 increased $34,474,000 or 44.2% from $78,061,000 invested as of December 31, 2005 and increased $35,699,000 or 46.5% from $76,836,000 invested as of September 30, 2005. The increase is due to a strategy that is designed to purchase replacements for a number of securities that are due to mature over the next year, increase the Company's overall investment in earning assets, and change the interest-rate risk profile in response to economic data.

     At September 30, 2006 the Company's total investments classified as available for sale had an amortized cost of $99,038,000 and a market value of $98,546,000 for an unrealized loss of $492,000. This compares to an amortized cost of $66,277,000 and a market value of $65,253,000 for an unrealized loss of $1,024,000 on the Company's investments classified as available for sale at September 30, 2005. At December 31, 2005 the Company's total investments classified as available for sale had an amortized cost of $66,303,000 and a market value of $65,009,000 for an unrealized loss of $1,294,000. The changes in the market valuation of the investment portfolio were related to the changes in market interest rates and not the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The Company has the ability and intent to hold these securities until the value recovers or the securities mature.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance on key employees was $9,646,000 at September 30, 2006, an increase of $243,000 or 2.6% from the

$9,403,000 held at December 31, 2005 and an increase of $324,000 or 3.5% from the $9,322,000 held at September 30, 2005.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased $4,131,000 or 40.5% to $14,342,000 at September 30, 2006 from $10,211,000 at December 31, 2005 and decreased  $6,223,000  or 30.3% from  $20,565,000  at September  30,  2005.  The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits decreased $2,985,000 or 0.8% to $387,364,000 at September 30, 2006 from $390,349,000 at December 31, 2005 and decreased $10,745,000 or 2.7% from $398,109,000 at September 30, 2005. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first nine months of 2006, interest-bearing deposits averaged $338,240,000 compared to $328,022,000 for the first nine months of 2005. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. On September 30, 2006 brokered deposits totaled $15,199,000. On December 31, 2005 and September 30, 2005 there were $2,295,000 and $2,386,000 in brokered deposits, respectively.

     The average interest rate paid on interest-bearing deposits was 3.08% for the first nine months of 2006 compared to 2.31% for the first nine months of 2005. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2006 interest-bearing deposits comprised 84.5% of total deposits compared to 86.3% at September 30, 2005.

     The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 77.0% and 77.2% for the nine months ended September 30, 2006 and September 30, 2005, respectively. Time deposits of $100,000 or more represented 22.8% of total deposits at September 30, 2006 and 22.8% at September 30, 2005. Except for brokered deposits, the Company's larger-denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank. At September 30, 2006 short-term borrowings totaled $68,083,000 and were comprised of $28,083,000 in securities sold under repurchase agreements and $40,000,000 in short-term advances from the Federal Home Loan Bank. At December 31, 2005 short-term borrowings totaled $48,275,000 and were comprised of $31,736,000 in securities sold under repurchase agreements, $4,039,000 in federal funds purchased, and $12,500,000 in short-term advances from the Federal Home Loan Bank. At September 30, 2005 short-term borrowings totaled $35,941,000 and were comprised of $29,941,000 in securities sold under repurchase agreements and $6,000,000 in short-term advances from the Federal Home Loan Bank. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of September 30, 2006, December 31, 2005, and September 30, 2005.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2006, The Peoples National Bank had total borrowing capacity from the Federal Home Loan Bank equal to $56,840,000, and the unused portion of this line of credit was $25,840,000. Bank of Anderson, N.A. had total borrowing capacity from the Federal Home Loan Bank equal to $15,490,000, and the unused portion of this line of credit was $4,490,000 at September 30, 2006. Seneca National Bank had established secured lines of credit with the Federal Home Loan Bank at September 30, 2006 of $5,390,000 and the unused portion of this line of credit was $2,390,000. At September 30, 2006, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $42,000,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs, and requires funds to pay limited operating expenses and dividends only.

     During the latter part of 2005 and the first nine months of 2006, the Company made capital expenditures of approximately $812,000 to purchase a

2.4-acre tract in Greenville, SC, including preliminary design costs and demolition of an existing structure, in preparation for construction of a full-service retail banking office. Additional expenditures in the amount of approximately $1.5 million are expected for the construction of this facility, which should occur later in 2006 and 2007. During that same period, the Company also made capital expenditures of approximately $115,000 for the renovation of an office building in Easley, SC, $76,000 for the renovation of Seneca National Bank, and $115,000 for enhancements to its operating systems. During the first nine months of 2006, the Company also made capital expenditures of approximately $22,000 for general building needs and $45,000 for furniture and equipment purchases. The Company may additionally make other lesser capital expenditures through the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At September 30, 2006, the Banks had issued commitments to extend credit of $110,788,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $6,493,000 at September 30, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     According to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments that relate to the origination or purchase of mortgage loans that will be held for sale must be accounted for as derivative instruments. Therefore, such commitments are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. The Company had no derivative assets or liabilities at each of September 30, 2006, December 31, 2005 and September 30, 2005.

     Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Peoples National Bank has an operating lease agreement for its loan-processing office in Greenville, South Carolina for which, remaining obligations under the terms of the lease total approximately $21,000 at September 30, 2006. This obligation is payable in installments over the next twelve months.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2006:


                                 CAPITAL RATIOS
                             (Amounts in Thousands)

                                                                     Well                  Adequately
                                                                  Capitalized              Capitalized
                                              Actual              Requirement              Requirement
                                              ------              -----------              -----------
                                       Amount       Ratio      Amount       Ratio      Amount       Ratio
                                       ------       -----      ------       -----      ------       -----
Company:
Total Risk-based Capital ..........  $    49,231    12.89%    $   38,193    10.00%    $   30,555     8.00%
Tier 1 Risk-based Capital .........       45,150    11.82         22,919     6.00         15,279     4.00
Leverage Ratio ....................       45,150     8.79         25,683     5.00         20,546     4.00

Peoples National Bank:
Total Risk-based Capital ..........  $    28,338    11.91%    $   23,793    10.00%    $   19,035     8.00%
Tier 1 Risk-based Capital .........       25,918    10.90         14,267     6.00          9,511     4.00
Leverage Ratio ....................       25,918     9.07         14,288     5.00         11,430     4.00

Bank of Anderson, N. A:
Total Risk-based Capital ..........  $    13,230    12.68%    $   10,434    10.00%    $    8,347     8.00%
Tier 1 Risk-based Capital .........       11,985    11.49          6,258     6.00          4,172     4.00
Leverage Ratio ....................       11,985     7.87          7,614     5.00          6,091     4.00

Seneca National Bank:
Total Risk-based Capital ..........  $     5,475    13.53%    $    4,047    10.00%    $    3,237     8.00%
Tier 1 Risk-based Capital .........        4,969    12.28          2,428     6.00          1,619     4.00
Leverage Ratio ....................        4,969     9.11          2,727     5.00          2,182     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. This Statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

     In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion--1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

     On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.


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

     Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of September 30, 2006 the Company was positioned so that net interest income would increase $630,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $404,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits

                                 Exhibits.

10.1 Salary Continuation Agreement between the Company and Robert E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.2 Salary Continuation Agreement between the Company and Daniel B. Minnis, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.3 Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.4 Salary Continuation Agreement between the Company and William B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.5 Salary Continuation Agreement between the Company and L. Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.6 Description of increase in Chairman of the Board's fees (incorporated by reference to Form 8-K filed August 17, 2006.

31.1     Rule 13a-14(a) / 15d-14(a) Certifications

31.2     Rule 13a-14(a) / 15d-14(a) Certifications

32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PEOPLES BANCORPORATION, INC.


Dated:  November 10, 2006                     By: /s/ R. Riggie Ridgeway
                                                 -----------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  November 10, 2006                     By:/s/ Robert E. Dye, Jr.
                                                 ----------------------
                                                  Robert E. Dye, Jr.
                                                  Sr. Vice President & CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.           Description of Exhibit


10.1 Salary Continuation Agreement between the Company and Robert E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.2 Salary Continuation Agreement between the Company and Daniel B. Minnis, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.3 Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.4 Salary Continuation Agreement between the Company and William B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.5 Salary Continuation Agreement between the Company and L. Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.6 Description of increase in Chairman of the Board's fees (incorporated by reference to Form 8-K filed August 17, 2006.

31.1     Rule 13a-14(a) / 15d-14(a) Certifications

31.2     Rule 13a-14(a) / 15d-14(a) Certifications

32       Section 1350 Certifications