Form 10-K
period 2006-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2007-03-30
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ]     No [X

The aggregate  market value of the voting and  non-voting  common equity held by nonaffiliates  of the  Registrant  (4,397,704  shares)  on  June  30,  2006  was approximately $48,595,000. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,594,648 shares) on March 13, 2007 was approximately $47,703,269. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 13, 2007: 6,696,674 shares of $1.11 par value common stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders - Part III

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

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts; NOW accounts; savings and other time deposits of various types; daily repurchase agreements; alternative investment products such as annuities, mutual funds, stocks and bonds; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; residential mortgage loan origination; credit cards; letters of credit; home equity lines of credit; safe deposit boxes; wire transfer services; Internet banking and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. There are no material seasonal factors that would have an adverse effect on the Company.

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

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty (30) competitor bank offices, one (1) savings institution, and two (2) credit union offices. In Anderson County there are fifty-nine (59) competitor bank offices and five (5) credit union offices. In Oconee County, there are eighteen (18) competitor bank offices, four (4) savings institution offices, and one (1) credit union office. The Peoples National Bank had approximately 12.43% of the deposits of FDIC-insured institutions in Pickens County. The Peoples National Bank and Bank of Anderson, combined, had approximately 8.27% of the deposits of FDIC-insured institutions in Anderson County. Seneca National Bank had approximately 4.84% of the deposits of FDIC-insured institutions in Oconee County. The foregoing information is as of June 30, 2006, the most recent date for which such information is available from the FDIC.

         Many competitor institutions have substantially greater resources and higher lending limits than the Banks, and they perform certain functions for their customers, including trust services and investment banking services, which none of the Banks is equipped to offer directly. However, the Banks do offer some of these services through correspondent banks. In addition to commercial banks, savings institutions and credit unions, the Banks compete with other financial intermediaries and investment alternatives, including, but not limited to, mortgage companies, consumer finance companies, money market mutual funds, brokerage firms, insurance companies, leasing companies and other financial institutions. Several of these non-bank competitors are not subject to the same regulatory restrictions as the Company and its subsidiaries and many have substantially greater resources than the Company.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2006, 2005 and 2004. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                         AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                                (dollars in thousands)
                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                 2006                  2005                   2004
                                                                                 ----                  ----                   ----
Assets
Cash and Due from Banks .......................................               $ 11,038               $ 12,325               $ 12,159

Taxable Securities ............................................                 65,455                 66,889                 68,952
Tax-Exempt Securities .........................................                 20,529                  8,529                  6,953
Federal Funds Sold ............................................                  4,256                  6,411                  6,443
Mortgage Loans Held for Sale ..................................                      -                      -                  6,377
Gross Loans ...................................................                369,666                352,193                311,524
Less:  Loan Loss Reserve ......................................                  4,036                  3,846                  3,558
                                                                              --------               --------               --------
Net Loans .....................................................                365,630                348,347                307,966
                                                                              --------               --------               --------

Other Assets ..................................................                 26,311                 24,470                 22,332
                                                                              --------               --------               --------
Total Assets ..................................................               $493,219               $466,971               $431,182
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 55,660               $ 50,864               $ 47,795
Interest-bearing Deposits:
    Interest Checking .........................................                 54,712                 51,802                 42,917
    Savings Deposits ..........................................                 10,560                 11,870                 10,945
    Money Market ..............................................                 36,367                 47,881                 53,735
    Certificates of Deposit ...................................                206,728                191,677                172,283
    Individual Retirement Accounts ............................                 28,786                 27,655                 25,079
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                337,153                330,885                304,959
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 47,384                 36,761                 33,393
Long-term Borrowings ..........................................                  5,000                  5,000                  5,000
Other Liabilities .............................................                  3,838                  3,019                  2,704
                                                                              --------               --------               --------
    Total Liabilities .........................................                449,035                426,529                393,851
                                                                              --------               --------               --------

Common Stock ..................................................                  7,004                  6,594                  6,174
Additional Paid-in Capital ....................................                 35,205                 32,602                 29,738
Retained Earnings .............................................                  1,975                  1,246                  1,419
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 44,184                 40,442                 37,331
                                                                              --------               --------               --------

Total Liabilities and Shareholders' Equity ....................               $493,219               $466,971               $431,182
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2006, 2005 and 2004 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                                             Year Ended December 31, 2006
                                                                                             ----------------------------
                                                                                                (dollars in thousands)
                                                                                     Average            Interest           Average
Assets                                                                               Amount           Earned/Paid         Yield/Rate
                                                                                     ------           -----------         ----------

Securities - Taxable ...........................................................  $      65,455      $       2,416           3.69%
             Tax-Exempt ........................................................         20,529                700           5.17%*

Interest-bearing deposits at other banks .......................................            775                 44           5.68%

Federal Funds Sold .............................................................          4,256                242           5.69%

Mortgage loans held for sale ...................................................              -                  -           0.00%

Gross Loans ....................................................................        369,666             28,576           7.73%
                                                                                  -------------      -------------

    Total Earning Assets .......................................................  $     460,681      $      31,978           7.02%*
                                                                                  =============      =============

Liabilities
Interest Checking ..............................................................  $      54,712      $         318           0.58%
Savings Deposits ...............................................................         10,560                 38           0.36%
Money Market ...................................................................         36,367                707           1.94%
Certificates of Deposit ........................................................        206,728              8,480           4.10%
Individual Retirement Accounts .................................................         28,786              1,169           4.06%
                                                                                  -------------      -------------
                                                                                        337,153             10,712

Short-term Borrowings ..........................................................         47,384              1,685           3.56%
Long-term Borrowings ...........................................................          5,000                244           4.88%
                                                                                  -------------      -------------

    Total Interest-bearing Liabilities .........................................  $     389,537      $      12,641           3.25%
                                                                                  =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities ............................................  $      71,144
                                                                                  =============
Net interest income ............................................................                     $      19,337
                                                                                                     =============
Interest rate spread ...........................................................                                             3.77%*
Net yield on earning assets ....................................................                                             4.28%*


* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                                                             Year Ended December 31, 2005
                                                                                             ----------------------------
                                                                                                (dollars in thousands)
                                                                                     Average            Interest           Average
Assets                                                                               Amount           Earned/Paid         Yield/Rate
------                                                                               ------           -----------         ----------

Securities - Taxable ..........................................................   $      66,889      $       1,891           2.83%
             Tax-Exempt .......................................................           8,529                260           4.62%*

Interest-bearing deposits at other banks ......................................             942                 30           3.18%

Federal Funds Sold ............................................................           6,411                194           3.03%

Mortgage loans held for sale ..................................................               -                  -           0.00%

Gross Loans ...................................................................         352,193             23,915           6.79%
                                                                                  -------------      -------------

    Total Earning Assets ......................................................   $     434,964      $      26,290           6.07%*
                                                                                  =============      =============

Liabilities
Interest Checking .............................................................   $      51,802      $         137           0.26%
Savings Deposits ..............................................................          11,870                 26           0.22%
Money Market ..................................................................          47,881                690           1.44%
Certificates of Deposit .......................................................         191,677              6,094           3.18%
Individual Retirement Accounts ................................................          27,655                977           3.53%
                                                                                  -------------      -------------
                                                                                        330,885              7,924

Short-term Borrowings .........................................................          36,761                765           2.08%
Long-term Borrowings ..........................................................           5,000                244           4.88%
                                                                                  -------------      -------------

    Total Interest-bearing Liabilities ........................................   $     372,646      $       8,933           2.40%
                                                                                  =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities ...........................................   $      62,318
                                                                                  =============
Net interest income ...........................................................                      $      17,357
                                                                                                     =============
Interest rate spread ..........................................................                                              3.67%*
Net yield on earning assets ...................................................                                              4.02%*


* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation. Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                                                             Year Ended December 31, 2004
                                                                                                (dollars in thousands)
                                                                                     Average            Interest           Average
Assets                                                                               Amount           Earned/Paid         Yield/Rate

Securities - Taxable ...........................................................  $      68,952      $       1,866           2.71%
             Tax-Exempt ........................................................          6,953                233           5.08%*

Interest-bearing deposits at other banks .......................................            729                  9           1.23%

Federal Funds Sold .............................................................          6,443                 88           1.37%

Mortgage loans held for sale ...................................................          6,377                318           4.99%

Gross Loans ....................................................................        311,524             18,549           5.95%
                                                                                  -------------      -------------

    Total Earning Assets .......................................................  $     400,978      $      21,063           5.28%*
                                                                                  =============      =============

Liabilities
Interest Checking ..............................................................  $      42,917      $          88           0.21%
Savings Deposits ...............................................................         10,945                 18           0.16%
Money Market ...................................................................         53,735                401           0.75%
Certificates of Deposit ........................................................        172,283              4,506           2.62%
Individual Retirement Accounts .................................................         25,079                815           3.25%
                                                                                  -------------      -------------
                                                                                        304,959              5,828

Short-term Borrowings ..........................................................         33,393                368           1.10%
Long-term Borrowings ...........................................................          5,000                245           4.90%
                                                                                  -------------      -------------

    Total Interest-bearing Liabilities .........................................  $     343,352      $       6,441           1.88%
                                                                                  =============      =============

Excess of interest-earning assets
  over interest-bearing liabilities ............................................  $      57,626
                                                                                  =============
Net interest income ............................................................                     $      14,622
                                                                                                     =============
Interest rate spread ...........................................................                                             3.40%*
Net yield on earning assets ....................................................                                             3.67%*

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


                                                                                           Year Ended December 31,
                                                                                            2006 compared to 2005
                                                                                            ---------------------
                                                                                            (dollars in thousands)

                                                                             Change in              Change in              Total
                                                                              Volume                  Rate                 Change
                                                                              ------                  ----                 ------

Interest earned on:
Securities
     Taxable .........................................................   $         (40)         $         565          $         525
     Tax-Exempt ......................................................             406                     34                    440
Interest-bearing deposits at other banks .............................              (4)                    18                     14
Federal Funds Sold ...................................................             (30)                    78                     48
Mortgage Loans Held for Sale .........................................               -                      -                      -
Gross Loans ..........................................................           1,230                  3,431                  4,661
                                                                         -------------          -------------          -------------

Total Interest Income ................................................           1,562                  4,126                  5,688
                                                                         -------------          -------------          -------------

Interest paid on:
     Interest Checking ...............................................               8                    173                    181
     Savings Deposits ................................................              (2)                    14                     12
     Money Market ....................................................             (38)                    55                     17
     Certificates of Deposit .........................................             508                  1,878                  2,386
     Individual Retirement Accounts ..................................              41                    151                    192
                                                                         -------------          -------------          -------------
                                                                                   517                  2,271                  2,788
Short-term Borrowings ................................................             266                    654                    920
Long-term Borrowings .................................................               -                      -                      -
                                                                         -------------          -------------          -------------

Total Interest Expense ...............................................             783                  2,925                  3,708
                                                                         -------------          -------------          -------------

Change in Net Interest Income ........................................   $         779          $       1,201          $       1,980
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

         As reflected in the table above, most of the increase in net interest income of $1,980,000 during 2006 was due to the change in rate. Substantially all the $5,688,000 increase in interest income was related to the rate increases in the loan portfolios. In reviewing the Company's deposits, substantially all the $3,708,000 increase in interest expense was due to the increases in the rates paid on all deposit accounts, principally Certificates of Deposit.

                                                                                          Year Ended December 31,
                                                                                           2005 compared to 2004
                                                                                           ---------------------
                                                                                           (dollars in thousands)

                                                                           Change in              Change in               Total
                                                                             Volume                  Rate                 Change
                                                                             ------                  ----                 ------
Interest earned on:
Securities
     Taxable ........................................................   $         (51)         $          76          $          25
     Tax-Exempt .....................................................              45                    (18)                    27
Interest-bearing deposits at other banks ............................               3                     18                     21
Federal Funds Sold ..................................................               -                    106                    106
Mortgage Loans Held for Sale ........................................            (318)                     -                   (318)
Gross Loans .........................................................           2,585                  2,781                  5,366
                                                                        -------------          -------------          -------------

Total Interest Income ...............................................           2,264                  2,963                  5,227
                                                                        -------------          -------------          -------------

Interest paid on:
     Interest Checking ..............................................              20                     29                     49
     Savings Deposits ...............................................               2                      6                      8
     Money Market ...................................................             (38)                   327                    289
     Certificates of Deposit ........................................             545                  1,043                  1,588
     Individual Retirement Accounts .................................              88                     74                    162
                                                                        -------------          -------------          -------------
                                                                                  617                  1,479                  2,096
Short-term Borrowings ...............................................              40                    357                    397
Long-term Borrowings ................................................               -                     (1)                    (1)
                                                                        -------------          --------------         --------------

Total Interest Expense ..............................................             657                  1,835                  2,492
                                                                        -------------          -------------          -------------

Change in Net Interest Income .......................................   $       1,607          $       1,128          $       2,735
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

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. At December 31, 2006, approximately $10,272,000, or 8.0%, of commercial loans were unsecured compared to approximately $9,936,000 or 7.7% at December 31, 2005.

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

         Management believes the loan portfolio is adequately diversified. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $305,598,000 or 85.3% of total loans at December 31, 2006, compared to $318,632,000 or 84.4% at year-end 2005. There are no foreign loans and few agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2006, 2005, 2004, 2003 and 2002.

Loan Portfolio Composition
(dollars in thousands)                                                                          December 31,
                                                                                                ------------
                                                                          2006         2005         2004         2003         2002
                                                                          ----         ----         ----         ----         ----
Commercial  and  industrial  - not  secured by real estate .......    $  38,505    $  39,669    $  39,723    $  44,306    $   35,548
Commercial  and  industrial  - secured by real estate ............       90,298       90,186       95,965       84,805        72,600
Real Estate - mortgage ...........................................       97,835      107,398      105,580       90,299        69,579
Real estate - construction .......................................      117,465      121,048       63,380       55,139        48,452
Consumer loans ...................................................       13,978       19,194       21,255       21,703        24,308
                                                                      ---------    ---------    ---------    ---------    ----------
Loans held for investment ........................................      358,081      377,495      325,903      296,252       250,487
Loans held for sale ..............................................            -            -            -        5,101        55,026
 Less:  Allowance for loan losses ................................        4,070        3,854        3,691        3,438         2,850
                                                                      ---------    ---------    ---------    ---------    ----------
Net Loans ........................................................    $ 354,011    $ 373,641    $ 322,212    $ 297,915    $  302,663
                                                                      =========    =========    =========    =========    ==========

                                                                               Percentage of Loans Held for Investment
                                                                               ---------------------------------------
                                                                   2006          2005             2004          2003           2002
                                                                   ----          ----             ----          ----           ----
Commercial  and  Industrial  - not  secured by
real estate .............................................         10.75%         10.51%         12.18%         14.95%         14.19%
Commercial  and  industrial  - secured by real estate ...         25.22%         23.89%         29.45%         28.63%         28.98%
Real Estate - mortgage ..................................         27.33%         28.45%         32.40%         30.48%         27.78%
Real estate - construction ..............................         32.80%         32.07%         19.45%         18.61%         19.34%
Consumer loans ..........................................          3.90%          5.08%          6.52%          7.33%          9.71%
                                                                 ------         ------         ------         ------         ------
     Total ..............................................        100.00%        100.00%        100.00%        100.00%        100.00%
                                                                 ======         ======         ======         ======         ======

         The following is a presentation of an analysis of maturities of loans as of December 31, 2006:

                                                         Loan Maturity and Interest Sensitivity
                                                                 (dollars in thousands)

                                                            Due After 1
                                         Due in 1           Year up to            Due after
Type of Loans                          Year or less           5 years              5 years              Total
-------------                          ------------           -------              -------              -----

Commercial and Industrial .........   $       21,815      $       14,020       $        2,670       $       38,505
Real Estate .......................          165,599             117,306               22,693              305,598
Consumer Loans ....................            3,587               7,577                2,814               13,978
                                      --------------      --------------       --------------       --------------
    Total .........................   $      191,001      $      138,903       $       28,177       $      358,081
                                      ==============      ==============       ==============       ==============

All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2006, the amount of loans due after one year with predetermined interest rates totaled approximately $60,683,000, while the amount of loans due after one year with variable or floating interest rates totaled approximately $106,397,000.

The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                 December 31,
                                                                                 ------------
                                                                             (dollars in thousands)

Non-performing Assets                                          2006           2005           2004           2003           2002
---------------------                                          ----           ----           ----           ----           ----

Non-performing loans:
  Non-accrual loans .......................................  $      993     $    1,206     $      670     $      829     $      926
  Past due 90 days or more ................................           -             10            838            122              5
  Other restructured loans ................................         421            922              -              -              -
                                                             ----------     ----------     ----------     ----------     ----------
Total non-performing loans ................................       1,414          2,138          1,508            951            931
Real estate acquired in
  settlement of loans .....................................         271          2,007            756            517            193
                                                             ----------     ----------     ----------     ----------     ----------
Total non-performing assets ...............................  $    1,685     $    4,145     $    2,264     $    1,468     $    1,124
                                                             ==========     ==========     ==========     ==========     ==========
Non-performing assets as a
  Percentage of loans and
  other real estate .......................................        0.47%          1.09%          0.69%          0.49%          0.37%
Allowance for loan losses as
  a percentage of non-
  performing loans ........................................         288%           180%           245%           362%           306%

         In an effort to more accurately reflect the status of the Company's loan portfolio, accrual of interest is discontinued on a loan that displays certain indications of problems which might jeopardize full and timely collection of principal and/or interest. The Company's Loan Policy drives the administration of problem loans. Loans are monitored through continuing review by credit managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, economic and business factors. Credit management activities, including specific reviews of new large credits, are reviewed by the Directors' Loan Committees of each banking subsidiary, which meet monthly.

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $95,000 for the year ended December 31, 2006. The interest on those loans that was included in net income for 2006 amounts to $25,000.

         As of December 31, 2006, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Under Statement No. 114, a loan is also impaired when its original terms are modified in a troubled debt restructuring. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No. 114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. There were no impaired loans at each of December 31, 2006 and December 31, 2005. See also Item 8 - Financial Statements and Supplementary Data - Note 1 - "Summary of Significant Accounting Policies and Activities - Allowance for Loan Losses."

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

         The  purpose of the  Company's  allowance  for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the allowance for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrowers' ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for inherent losses in the loan portfolios of its subsidiaries. However, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and industry trends.

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

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes its credit administration department, as well as the services of an outside consultant from time to time, to perform quality reviews of its loan portfolio. The review considers the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of national banks, including the Company's Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management. The Company's management believes it has in place the controls and personnel to adequately monitor its loan portfolios and the adequacy of the allowance for loan losses.

         Management does not segregate the allowance by loan category and the entire allowance is available to absorb losses from all loan categories.

         At December 31, 2006 the allowance for loan losses was $4,070,000, or 1.14% of gross outstanding loans, compared to $3,854,000, or 1.02% of gross outstanding loans at December 31, 2005. During 2006, the Company experienced net charge-offs of $727,000, or 0.20% of average loans, compared to net charge-offs of $685,000, or 0.19% of average loans during 2005. Consumer loan net recoveries were $5,000 in 2006 compared to net charge-offs of $168,000 in 2005. Commercial loan net charge-offs were $118,000 in 2006 compared to net charge-offs of $31,000 in 2005. Mortgage loan net charge-offs were $614,000 in 2006 compared to net charge-offs of $486,000 in 2005.

         The Company made provisions for loan losses of $943,000 in fiscal 2006 compared to $848,000 for fiscal 2005. The increased provision was largely attributable to the increase in net loans charged off.

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

Analysis of the Allowance for Loan Losses
(dollars in thousands)                                                                   Year Ended December 31,
                                                                                         -----------------------
                                                                       2006          2005          2004          2003          2002
                                                                       ----          ----          ----          ----          ----
Balance at beginning of year .................................        $3,854        $3,691        $3,438        $2,850        $2,288
Charge-offs:
Commercial  and  industrial  - not  secured by real estate ...           118            32           212            28           277
Commercial  and  industrial  - secured by real estate ........           138            26             -            33             -
Real estate - mortgage .......................................           528           327           169           358            47
Real estate - construction ...................................           150           141             -             -             -
Consumer loans ...............................................            61           178            67           146            86
                                                                      ------        ------        ------        ------        ------
                                                                         995           704           448           565           410
                                                                      ------        ------        ------        ------        ------
Recoveries:
Commercial  and  industrial  - not  secured by real estate ...             -             1            46             8             5
Commercial  and  industrial  - secured by real estate ........            37             -             -             -             2
Real estate - mortgage .......................................           165             8            60             3             4
Real estate - construction ...................................             -             -             -             -             -
Consumer loans ...............................................            66            10             6            36            17
                                                                      ------        ------        ------        ------        ------
                                                                         268            19           112            47            28
                                                                      ------        ------        ------        ------        ------
Net Charge-offs ..............................................           727           685           336           518           382

Provision for loan losses ....................................           943           848           589         1,106           944
                                                                      ------        ------        ------        ------        ------
Balance at end of year .......................................        $4,070        $3,854        $3,691        $3,438        $2,850
                                                                      ======        ======        ======        ======        ======

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                             2006            2005           2004            2003            2002
                                                             ----            ----           ----            ----            ----
Net charge-offs to average loans
   outstanding during the year .....................        0.20%           0.19%           0.11%           0.19%           0.17%
Net charge-offs to total loans
   outstanding at end of year ......................        0.20%           0.18%           0.10%           0.17%           0.15%
Allowance for loan losses to
   average loans ...................................        1.10%           1.09%           1.18%           1.25%           1.24%
Allowance for loan losses to
    total loans at end of year .....................        1.14%           1.02%           1.13%           1.16%           1.14%
Net charge-offs to allowance for
    loan losses at end of year .....................       17.86%          17.77%           9.10%          15.07%          13.40%
Net charge-offs to provision for
    loan losses ....................................       77.09%          80.78%          57.05%          46.84%          40.47%

         The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectable. Recoveries of previously charged-off loans are credited to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2006. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the book and market values of investment securities held by the Company at December 31, 2006, 2005 and 2004.

                                                                              Securities Portfolio Composition
                                                                                   (dollars in thousands)
                                                                2006                        2005                        2004
                                                                ----                        ----                        ----
                                                       Amortized     Market     Amortized        Market       Amortized       Market
                                                         Cost         Value        Cost          Value          Cost          Value
                                                         ----         -----        ----          -----          ----          -----
AVAILABLE FOR SALE
Government Sponsored Enterprises ...............       $12,350       $12,337       $48,204       $47,394       $48,453       $47,853
Other Securities ...............................        44,742        44,880        18,251        17,767        14,296        14,199
State and Political Subdivisions ...............        24,566        24,469             -             -             -             -
Other Investments ..............................         4,283         4,283         2,045         2,045         1,809         1,809
                                                       -------       -------       -------       -------       -------       -------
Total Available for Sale .......................        85,941        85,969        68,500        67,206        64,558        63,861
                                                       -------       -------       -------       -------       -------       -------
HELD TO MATURITY
State and Political Subdivisions ...............        13,500        13,382        10,855        10,674         7,386         7,451
                                                       -------       -------       -------       -------       -------       -------

         Total .................................       $99,441       $99,351       $79,355       $77,880       $71,944       $71,312
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

         At December 31, 2006 the Company's total investment portfolio classified as available for sale had a book value of $85,941,000 and a market value of $85,969,000 for an unrealized net gain of $28,000. The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year. Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold these securities until the value recovers or the securities mature.

         The  following   table   indicates  the   respective   maturities   and
weighted-average yields of securities as of December 31, 2006:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                 Average Yield**
                                                                            ----                 ---------------
AVAILABLE FOR SALE
Government sponsored enterprises and Other Securities:
         0-1 Year ..................................................    $       4,760                  2.85%
         1-5 Years .................................................            3,428                  3.65%
         5-10 Years ................................................           16,232                  4.78%
         Greater than 10 Years .....................................           32,672                  5.44%
                                                                        -------------
                                                                        $      57,092                  4.93%
                                                                        -------------
State and political subdivisions:
         5-10 Years ................................................              860                  6.09%
         Greater than 10 Years .....................................           23,706                  5.79%
                                                                        -------------
 ...................................................................    $      24,566                  5.80%
                                                                        -------------
Other investments
               No contractual maturity .............................    $       4,283                    n/a
                                                                        -------------
                  Total ............................................    $      85,941                  3.41%*
                                                                        =============


HELD TO MATURITY State and political subdivisions:
         0-1 Year ..................................................    $         315                  6.84%*
         1-5 Years .................................................            5,631                  4.50%*
         5-10 Years ................................................            3,818                  4.56%*
         Greater than 10 Years .....................................            3,736                  3.74%*
                                                                        -------------
                  Total ............................................    $      13,500                  4.86%*
                                                                        =============

* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The primary sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These internet and brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2006 or December 31, 2005. There were $28,999,000 and $2,295,000 of brokered deposits at December 31, 2006 and December 31, 2005. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2006 were $392,813,000 compared to $381,749,000 the prior year, an increase of $11,064,000 or 2.9%. In 2006 the average noninterest-bearing deposits increased approximately $4,796,000 or 9.4%, average interest-bearing checking accounts increased $2,910,000 or 5.6%, average savings accounts decreased $1,310,000 or 11.0%, average money market accounts decreased $11,514,000 or 24.1%, average certificates of deposit increased $15,051,000 or 7.9%, and individual retirement accounts increased $1,131,000 or 4.1%. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2006, 2005 and 2004, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category                                       Average Amount                    Average Rate Paid
----------------                                       --------------                    -----------------
                                                   (dollars in thousands)
                                                2006        2005        2004       2006        2005        2004
                                                ----        ----        ----       ----        ----        ----
Noninterest-bearing Deposits ..............   $  55,660  $  50,864   $  47,795         -          -           -
Interest-bearing Deposits
    Interest Checking .....................      54,712     51,802      42,917      0.58%      0.26%       0.21%
    Savings Deposits ......................      10,560     11,870      10,945      0.36%      0.22%       0.16%
    Money Market ..........................      36,367     47,881      53,735      1.94%      1.44%       0.75%
    Certificates of Deposit ...............     206,728    191,677     172,283      4.10%      3.18%       2.62%
    Individual Retirement Accounts ........      28,786     27,655      25,079      4.06%      3.53%       3.25%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 77% in 2006 and 2005. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. However, local customers hold virtually all of these certificates of deposit over $100,000.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2006:

                                                   Time Certificates of Deposit
                                                   ----------------------------
                                                       (dollars in thousands)
          3 months or less .......................   $            24,367
          4-6 months .............................                24,867
          7-12 months ............................                24,752
          Over 12 months .........................                13,379
                                                     -------------------
                   Total .........................   $            87,365
                                                     ===================

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                           2006              2005             2004
                                                          -----             -----            -----
        Return on average assets ......................    0.91%             0.88%            0.82%
        Return on average equity ......................   10.29%            10.20%            9.45%
        Average equity to average assets ratio ........    8.96%             8.66%            8.66%
        Dividend payout ratio (1) .....................   28.20%            28.97%           30.36%(2)

(1)  Includes cash-in-lieu of fractional shares paid on 5% stock dividends.
(2)  Includes cash-in-lieu of fractional shares paid on 3-for-2 stock split.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2006, 2005 and 2004. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                           Weighted
                                                                   Maximum                     Weighted                    Average
                                                                 Outstanding       Annual       Average                    Interest
                                                                    at any        Average      Interest      Year End      Rate at
              Year Ended December 31,                             Month End       Balance        Rate        Balance       Year End
              -----------------------                             ---------       -------        ----        -------       --------
                                                                                        (dollars in thousands)
2006:
Federal funds purchased .....................................     $ 4,280        $ 1,366         5.52%        $     -        5.64%
Securities sold under repurchase agreements .................     $30,962        $28,443         2.50%        $18,368        2.44%
2005:
Federal funds purchased .....................................     $ 4,039        $   640         4.77%        $ 4,039        4.57%
Securities sold under repurchase agreements .................     $34,757        $31,594         1.94%        $31,736        2.03%
2004:
Federal funds purchased .....................................     $ 1,854        $   345         2.30%        $   572        2.64%
Securities sold under repurchase agreements .................     $36,243        $31,479         1.07%        $33,953        1.57%


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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of December 31, 2006 the Company was positioned so that net interest income would increase $658,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $476,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company and its customers could undertake in response to changes in interest rates.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2006 the Banks, in aggregate, had unused federal funds lines of credit totaling $42,000,000 with various correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2006 the Banks, in the aggregate, had $5,000,000 in long-term borrowings, $45,000,000 in short-term borrowings and $46,240,000 in unused borrowing capacity from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from the Federal Home Loan Bank. The unused borrowing capacity currently available assumes that the Banks' $3,270,700 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2006 the Banks had issued commitments to extend credit of $108,431,000 through various types of arrangements, described further in the table below.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.


                                                             December 31, 2006
                                                             -----------------
                                                          (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties .........    $  42,776
  Lines of credit secured by commercial properties ..........       43,222
  Other unused commitments ..................................       22,433
                                                                 ---------
     Total ..................................................    $ 108,431
                                                                 =========

         In addition to commitments to extend credit, the Banks also issue letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. At December 31, 2006, there was $6,922,000 committed under letters of credit. Past experience indicates that many of these letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the letters of credit. The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

         Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2006. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for a discussion of commitments and contingencies and financial instruments with off-balance sheet risk.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For publicly held bank holding companies, such as the Company, capital adequacy is evaluated on a consolidated basis. The Company's banking subsidiaries must separately meet additional regulatory capital requirements. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums.

The Company and Banks capital ratios are presented as follows:
                                                                December 31,
                                                                ------------
                                                           2006           2005
                                                          -----          -----
        Peoples Bancorporation, Inc.
          Risk-based capital ratio ....................   13.07%         11.93%
          Tier 1 capital (to risk weighted assets) ....   12.00%         10.93%
          Tier 1 capital (to average assets) ..........    9.06%          8.67%

        Peoples National Bank
          Risk-based capital ratio ....................   12.05%         11.58%
          Tier 1 capital (to risk weighted assets) ....   11.03%         10.69%
          Tier 1 capital (to average assets) ..........    8.90%          8.93%

        Bank of Anderson
          Risk-based capital ratio ....................   12.65%         10.68%
          Tier 1 capital (to risk weighted assets) ....   11.45%          9.53%
          Tier 1 capital (to average assets) ..........    7.80%          7.08%

        Seneca National Bank
          Risk-based capital ratio ....................   13.31%         12.53%
          Tier 1 capital (to risk weighted assets) ....   12.17%         11.30%
          Tier 1 capital (to average assets) ..........    9.10%          8.52%

         The increases in the Company's and Banks' capital ratios resulted primarily from the retention of earnings during 2006.

         The Federal Reserve Board has adopted a risk-based capital rule that requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common shareholders' equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. See Item 8 - Financial Statements and Supplementary Data, Note 18, for more information about regulatory capital ratios.

PAYMENT OF DIVIDENDS

         Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements. The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2006 The Peoples National Bank paid dividends of $1,258,000 to the Company, which in turn paid those dividends to its shareholders, compared to $1,187,000 in 2005. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2006 or 2005.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent banking relationships with Wachovia Bank, N. A., Charlotte, North Carolina; The Bankers Bank, Atlanta, Georgia; Community Bankers Bank, Midlothian, Virginia; and South Carolina Bank and Trust, Columbia, South Carolina. As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.

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

Obligations of the Company to its Subsidiary Banks

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended

("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2006.

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

FDIC Insurance Assessments

                  The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

         Legislation enacted in 1996 also required that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 allows "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date. The Peoples National Bank is eligible for the one-time assessment credit, which amounts to approximately $112,000. Assessment credits will be applied to reduce deposit insurance assessments payable beginning with the June 2007 invoice. Bank of Anderson, N.
A. and Seneca National Bank are not eligible for the one-time assessment credit.

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

EMPLOYEES

         The Company and the Banks employed 128 full-time and 24 part-time persons as of December 31, 2006. Management believes that its employee relations are good.

EXECUTIVE OFFICERS

         The executive officers of the Company are R. Riggie Ridgeway, President and Chief Executive Officer; William B. West, Executive Vice President and Treasurer; Robert E. Dye, Jr., Senior Vice President, Chief Financial Officer and Secretary; and Patricia A. Jensen, Senior Vice President and Controller. In addition, L. Andrew Westbrook, III, is the President and Chief Executive Officer of the Company's two largest subsidiaries and, as such, is deemed to be an executive officer by the Board for 1934 Act reporting purposes. Information about all of the executive officers except Patricia A. Jensen, and L. Andrew Westbrook, III, is set forth in Item 10, P art III of this report on Form 10-K.

         Patricia A. Jensen, age 53, was promoted to Senior Vice President during 2003. Prior to that time, she served as Vice President of the Company since its formation in 1992. Mrs. Jensen has served as Vice President and Cashier of The Peoples National Bank since August 1986. She has also served as Cashier of Bank of Anderson, N.A. and Seneca National Bank since April 2005. Prior to joining The Peoples National Bank, Mrs. Jensen served as Vice President of First Union National Bank.

         L. Andrew  Westbrook,  III, age 44, has served as  President  and Chief
Executive Officer of The Peoples National Bank since April 2005, and as President and Chief Executive Officer of Bank of Anderson, N. A., since January 2006. Prior to that, Mr. Westbrook served as Senior Vice President and City/Area Executive of Branch Banking & Trust Company (BB&T) in Greenville, South Carolina from 2002 to 2005 and Senior Vice President and City/Area Executive of BB&T in Spartanburg, South Carolina from 1993 to 2002. Mr. Westbrook serves as a Director of The Peoples National Bank and Bank of Anderson, N. A.

AVAILABLE INFORMATION

         The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, upon written request to Ms. Patricia A. Jensen, Senior Vice President, Peoples Bancorporation, Inc., P.O. Box 1989, Easley, South Carolina 29641.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates seventeen times for a total increase of 4.25%. Although rates have not been increased since June 2006, the Federal Reserve may increase them again in the future. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

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

         Our common stock is not traded on any exchange. Although our common stock is traded over-the-counter and quotations of bid and ask information are provided by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board, no active trading market has developed and none is expected to develop in the foreseeable future. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

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



ITEM 1 B.                  UNRESOLVED STAFF COMMENTS

         The Company is not an accelerated filer or a large accelerated filer and has not received any comments from the Securities and Exchange Commission regarding its current or periodic reports in the 180 days prior to December 31, 2006.

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

         The Peoples National Bank currently operates a loan-production office in a leased facility located at 233 North Main Street in the downtown area of Greenville, South Carolina. The bank owns a 1.321-acre parcel of land at 1 East Antrim Drive in Greenville, South Carolina, and has begun to construct a facility that will be used as a full-service retail banking office. Construction of the facility is expected to be completed during the fourth quarter of 2007.

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

         On February 15, 2007 the Company received the results of arbitration proceedings regarding an employment contract dispute. A former employee of a subsidiary of the Company was awarded $712,280, pre-judgment interest at the rate of 8% from January 25, 2006, and $150,000 in attorney's fees and costs. The award also provides that the administrative fees and expenses of the American Arbitration Association, as well as the compensation and expenses of the arbitrators, shall be borne by the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 2006 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board under the symbol "PBCE.OB." The reported high and low bid prices for each quarter of 2006 and 2005 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is not an active trading market for our common stock.

          Quarter Ended                                Low            High
          -------------                                ---            ----
          March 31, 2005 .........................   $   17.24     $   18.95
          June 30, 2005 ..........................   $   14.91     $   17.60
          September 30, 2005 .....................   $   14.67     $   16.70
          December 31, 2005 ......................   $   12.59     $   16.02
          March 31, 2006 .........................   $   10.30     $   15.00
          June 30, 2006 ..........................   $   11.00     $   13.50
          September 30, 2006 .....................   $   10.75     $   11.55
          December 31, 2006 ......................   $   10.75     $   11.50

         As of March 12, 2007, the number of holders of record of the Company's common stock was 1,029 and the number of issued and outstanding shares was 6,696,674.

         During each of 2006 and 2005 the Company paid four quarterly cash dividends totaling $0.20 per common share each year.

         In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998,
January 14, 2000, January 5, 2001, January 4, 2002, November 18, 2002, November 17, 2003, January 4, 2005, December 30, 2005 and January 5, 2007 the Company paid 5% stock dividends to shareholders (2006 and 2005 prices in the table above have been adjusted for the 2006 stock dividends).

         It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. Payment of dividends is also subject to regulatory restrictions (see Item 1 -- Business, "PAYMENT OF DIVIDENDS").

         The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Form 10-K.

Shareholder Return Performance Graph

         The performance graph below compares the Company's cumulative total shareholder return over the five year period ended December 31, 2006 to the returns of the NASDAQ stock index and to the returns of the Carson Medlin
Company's Independent Bank Index (an index published by The Carson Medlin Company, Investment Bankers). The NASDAQ Composite Index reflects overall stock market performance. The Independent Bank Index is the compilation of the total return to shareholders over the five years of a group of 25 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The banks included in this index are:

      Name                                          City                  State
      ----                                          ----                  -----
      Auburn National Bancshares, Inc. .........    Auburn                AL
      United Security Bancshares, Inc. .........    Thomasville           AL
      TIB Financial Corp. ......................    Key Largo             FL
      Seacoast Banking Corp. ...................    Stuart                FL
      Centerstate Banks of Florida, Inc. .......    Winter Haven          FL
      Fidelity Southern Corp. ..................    Atlanta               GA
      Southeastern Banking Corporation .........    Darien                GA
      Southwest Georgia Financial Corp. ........    Moultrie              GA
      PAB Bankshares, Inc. .....................    Valdosta              GA
      Uwharrie Capital Corp ....................    Albermarle            NC
      Four Oaks Fincorp, Inc. ..................    Four Oaks             NC
      Bank of Granite Corp. ....................    Granite Falls         NC
      Carolina Trust Bank ......................    Lincolnton            NC
      FNB Financial Services Corp. .............    Reidsville            NC
      CNB Corporation ..........................    Conway                SC
      Peoples Bancorporation, Inc. .............    Easley                SC
      Wilson Bank Holding Company ..............    Lebanon               TN
      First Pulaski National Corporation .......    Pulaski               TN
      National Bankshares, Inc. ................    Blacksburg            VA
      FNB Corporation ..........................    Christiansburg        VA
      American National Bankshares, Inc. .......    Danville              VA
      Central Virginia Bankshares, Inc. ........    Powhatan              VA
      Virginia Financial Group. ................    Culpepper             VA
      C&F Financial Corporation ................    West Point            VA
      First Century Bankshares, Inc. ...........    Bluefield             WV

         The total five year return was calculated for each of the banks in the peer group taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2001. The individual results were then weighted by the market capitalization of each bank relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the NASDAQ total return index.

         The Company believes the Independent Bank Index is a more relevant standard by which community banks should measure their own performance because the peer group is comprised of banks that are closer in size and style of doing business. Furthermore, this index more closely reflects the actual trading patterns of community bank stocks.

         Returns assume a beginning stock index price of $100 per share and reinvestment of dividends. The value of the Company's stock as shown in the graph is based on information known to the Company regarding transactions in the Company's stock. Because there is no active trading market in the Company's stock the information is based on a limited number of transactions.

                                                           2001       2002       2003       2004       2005       2006
                                                           ----       ----       ----       ----       ----       ----
PEOPLES BANCORPORATION, INC. ...........................    100        139        176        260        170        151
INDEPENDENT BANK INDEX .................................    100        124        168        193        199        230
NASDAQ INDEX ...........................................    100         69        103        113        115        126

         The information set forth in this subsection "Shareholder Return Performance Graph" is being provided to shareholders to satisfy the requirements of 17 C.F.R. Section 240.14a-3(b)(9), and shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it therein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds.

         The Company did not sell any equity securities during the year ended December 31, 2006 that were not registered under the Securities Act of 1933.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               FIVE-YEAR FINANCIAL SUMMARY
                                                                     (All amounts, except per share data, in thousands)
                                                           2006           2005            2004              2003             2002
                                                           ----           ----            ----              ----             ----
INCOME STATEMENT DATA
  Net interest income .........................        $ 19,337         $ 17,357         $ 14,622         $ 13,381         $ 12,609
  Provision for loan losses ...................             943              848              589            1,106              944
  Other operating income ......................           3,648            3,609            4,996           10,302            6,564
  Other operating expenses ....................          15,621           14,338           13,847           14,665           11,380
  Net income ..................................           4,486            4,128            3,528            5,044            4,383

PER SHARE DATA (1)
  Net income per common share -
     Basic ....................................        $   0.68         $   0.63         $   0.55         $   0.79         $   0.68
     Diluted ..................................        $   0.67         $   0.62         $   0.53         $   0.76         $   0.66
  Cash dividends declared .....................        $   0.20         $   0.20         $   0.26         $   0.28         $   0.23

BALANCE SHEET DATA
  Total Assets ................................        $503,814         $487,977         $429,796         $421,756         $416,122
  Total Deposits ..............................         385,045          390,349          346,145          353,329          328,174
  Total Loans (Net) ...........................         354,011          373,641          322,212          297,915          302,663
  Investment Securities .......................          99,469           78,061           71,247           86,493           86,170
  Total Earning Assets ........................         470,172          456,456          400,809          399,925          394,351
  Shareholders' Equity ........................          46,064           41,171           38,240           36,161           32,747

OTHER DATA
  Return on average assets ....................            0.91%            0.88%            0.82%            1.18%            1.21%
  Return on average equity ....................           10.29%           10.20%            9.45%           14.52%           14.49%

(1) Per share data has been restated to reflect 5% stock dividends in 2002, 2003, 2004, 2005 and 2006, and the 3-for-2 stock split issued in October 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company set forth in Item 8--Financial Statements and Supplementary Data, and the description of the Company's business set forth in Item 1--Business of this Annual Report on Form 10-K.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Item 1--Business-- "PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets increased $15,837,000 or 3.3% from $487,977,000 at December 31, 2005 to $503,814,000 at December 31, 2006.

         Loans, the largest single category of Company assets, decreased during 2006 $19,414,000 or 5.14% from $377,495,000 at December 31, 2005 to $358,081,000 at December 31, 2006, resulting from softening loan demand, additional competition and the tightening of credit standards at the Company's three bank subsidiaries.

         The Company's securities portfolio collectively, at amortized cost, increased $20,086,000 or 25.31% from $79,355,000 at December 31, 2005 to
$99,441,000 at December 31, 2006. The increase is due to a strategy that was designed to purchase replacements for a number of securities that were maturing, increase the Company's overall investment in earning assets, and change the Company's interest-rate risk profile in response to economic data. The sale of Government sponsored enterprise securities and mortgage-backed securities in the available-for-sale portfolio in 2005 amounted to approximately $362,000, compared to $3,740,000 in 2006, resulting in realized gains of $7,000 in 2005 and $62,000 in realized losses in 2006. Maturities, calls, and principal pay-downs on all securities amounted to $43,317,000 in 2006 compared to $5,261,000 in 2005. During 2006, the Company made purchases of $62,172,000 in available-for-sale securities and purchases of $2,893,000 in securities held-to-maturity compared to $8,035,000 and $4,737,000 respectively in 2005. The Company does not engage in, and does not expect to engage in, hedging activities.

         Cash and due from banks balances increased $1,508,000 or 16.2% from $9,311,000 at December 31, 2005 to $10,819,000 at December 31, 2006. The Company
had $12,514,000 in federal funds sold as of December 31, 2006, compared to no federal funds sold at December 31, 2005. The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

         Cash surrender value of life insurance increased $1,531,000 or 16.3% from $9,403,000 at December 31, 2005 to $10,934,000 at December 31, 2006. The
increase in cash surrender value life insurance is due to the purchase of life insurance policies during the fourth quarter of 2006 on certain officers of the Company. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

         Other assets, comprised largely of prepaid expenses, other real estate owned, and deferred income taxes, decreased $1,786,000 or 49.8% to $1,799,000 at December 31, 2006 from $3,585,000 at December 31, 2005. This decrease is largely attributable to a decrease of $1,736,000 or 86.5% in other real estate owned to $271,000 at December 31, 2006 from $2,007,000 at December 31, 2005, as a result of the liquidation of properties that had been acquired through the settlement of loans.

         Total liabilities increased $10,944,000 or 2.4% from $446,806,000 at December 31, 2005 to $457,750,000 at December 31, 2006. Total deposits decreased $5,304,000 or 1.4% to $385,045,000 at December 31, 2006 from $390,349,000 at
December 31, 2005. There was a $7,830,000 decrease in interest-bearing deposits, largely money market accounts and certificates of deposit of $100,000 and greater. Securities sold under repurchase agreements decreased $13,368,000 or

42.1% from $31,736,000 at December 31, 2005 to $18,368,000 at December 31, 2006.
There were no federal funds purchased at December 31, 2006, compared to $4,039,000 at December 31, 2005.

         Federal Home Loan Bank advances increased $32,500,000 or 185.7% from $17,500,000 at December 31, 2005 to $50,000,000 at December 31, 2006. At both
December 31, 2006 and December 31, 2005, $5,000,000 of those totals represents a long-term advance purchased in December 2000, which will mature in December 2010. Federal Home Loan Bank advances are used primarily for the liquidity needs of the Company, and the increase was largely attributable to the increase in the Company's securities, and also served to offset the decrease in deposits, securities sold under repurchase agreements, and federal funds purchased.

         Shareholders' equity increased $4,893,000 or 11.9% from $41,171,000 at December 31, 2005 to $46,064,000 at December 31, 2005. This increase is primarily a result of net earnings for the period of $4,486,000, unrealized holding gains on securities available for sale of $831,000 and proceeds from the exercise of stock options of $537,000, which was partially offset by the declaration and payment of $1,258,000 in cash dividends and the payment of $7,000 of cash in lieu of fractional shares for the 5% stock dividend during 2006.

EARNINGS PERFORMANCE

2006 Compared to 2005

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2006 resulted in net income of $4,486,000 or $0.68 per basic share ($0.67 per diluted share), compared to $4,128,000 or $0.63 per basic share ($0.62 per diluted share) for the twelve months ended December 31, 2005. The increase in the Company's net income of $358,000 or 8.7% for 2006 resulted largely from higher yields on, and higher average balances of, earning assets.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $1,980,000 or 11.4% to $19,337,000 for the year ended December 31, 2006 compared to $17,357,000 for the year ended December 31, 2005.

         The Company's total interest income increased $5,688,000 or 21.6% to $31,978,000 in 2006 compared to $26,290,000 for 2005. This increase is largely attributable to an increase in interest income and fees on loans of $4,661,000 resulting from higher yields. There was also an increase of $539,000 in interest on taxable securities and a $440,000 increase in interest on tax-exempt securities due to higher market yields and higher average balances. There was also a $48,000 increase in interest on federal funds sold due to higher market yields.

         Total interest expense increased $3,708,000 or 41.5% to $12,641,000 in 2006 compared to $8,933,000 for 2005. The amount of interest paid on deposits increased $2,788,000; the interest paid on notes payable to the Federal Home Loan Bank increased $789,000; and interest expense on federal funds purchased and securities sold under repurchase agreements increased $131,000. The increase in interest expense among the various types of interest-bearing liabilities is largely attributable to higher market interest rates experienced at the Company's bank subsidiaries, as well as higher average balances for some of these interest-bearing liabilities during 2006 as compared to 2005.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $943,000 in 2006 compared to $848,000 for 2005, a $95,000 or 11.2% increase. This increase is largely attributable to a $291,000 increase in charged-off loans. During 2006 the Company experienced net charge-offs of $727,000, or 0.20% of average outstanding loans, compared to net charge-offs of $685,000, or 0.19% of average outstanding loans in 2005. At December 31, 2006 the allowance for loan losses was 1.14% as a percentage of outstanding loans compared to 1.02% at December 31, 2005.

         At December 31, 2006 the Company had $993,000 in non-accrual loans, $421,000 in restructured loans, no loans past due 90 days or more but still accruing interest, and $271,000 in real estate acquired in settlement of loans, compared to $1,206,000, $922,000, $10,000, and $2,007,000 respectively at
December 31, 2005. Non-performing assets as a percentage of all loans and other real estate owned were 0.47% and 1.09% at December 31, 2006 and 2005, respectively.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2006 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Other Noninterest Income

         Total consolidated other income, including securities transactions, increased $39,000 or 1.1% from $3,609,000 in 2005 to $3,648,000 in 2006. Other non-interest income increased $355,000 or 114.2% to $666,000 in 2006 when compared to $311,000 in 2005. This increase is largely attributable to a net gain on sale of assets acquired in settlement of loans in the amount of $181,000 in 2006 compared to a net gain of $60 in 2005. The Company recorded a $62,000 loss on the sale of securities in 2006, as compared to a gain of $7,000 recorded in 2005.

Other Noninterest Expenses

         Total consolidated other expenses increased $1,283,000 or 9.0% to $15,621,000 in 2006 compared to $14,338,000 in 2005. Salaries and benefits, the largest component of non-interest expense, increased $401,000 or 4.7% to $8,966,000 in 2006 compared to $8,565,000 in 2005. The increases in salaries and benefits are primarily due to normal salary increases, incentive compensation, signing bonuses, and other changes in personnel throughout the Company.

         Occupancy and furniture and equipment expenses increased $77,000 or 3.7% to $2,186,000 in 2006 compared to $2,109,000 in 2005.

         Legal and professional fees increased $209,000 or 56.3% from $371,000 in 2005 to $580,000 in 2006 primarily due to expenses associated with arbitration proceedings regarding an employment contract dispute with a former employee. Bank paid loan costs decreased $92,000 or 28.9% from $318,00 in 2005 to $226,000 in 2006 due to a decrease in lending activity during 2006. Other post employment benefits decreased $28,000 or 20.4% from $137,000 in 2005 to $109,000 in 2006 due to changes in benefit participants. Expenses associated with the printing of forms and supplies used increased $37,000 or 26.6% to $176,000 in 2006 compared to $139,000 for 2005. This increase was partly attributable to the creation of new forms and files in conjunction with the centralization of loan files from a subsidiary bank. Communication expenses were $258,000 in 2006, an increase of $36,000 or 16.2% from $222,000 in 2005 due to an upgrade in communication lines and the physical move of one department. All other operating expenses were $3,120,000 in 2006 compared to $2,477,000 in 2005, due primarily to the effect of the arbitration award relating to a contract dispute with a former employee.

Income Taxes

         Refer to Note 10 of the Company's consolidated financials statements included in Item 8--Financial Statements and Supplementary Data for an analysis of income tax expense.

EARNINGS PERFORMANCE

2005 Compared to 2004

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2005 resulted in net income of $4,128,000 or $0.63 per basic share ($0.62 per diluted share), compared to $3,528,000 or $0.55 per basic share ($0.53 per diluted share) for the twelve months ended December 31, 2004. The increase in the Company's net income of $600,000 or 17.0% for 2005 resulted largely from a significant increase in total interest income during 2005, and was partially offset by an increase in interest on deposits and other liabilities and a reduction in non-interest income.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $2,753,000 or 18.7% to $17,357,000 for the year ended December 31, 2005 compared to $14,622,000 for the year ended December 31, 2004.

         The Company's total interest income increased $5,227,000 or 24.8% to $26,290,000 in 2005 compared to $21,063,000 for 2004. This increase was largely attributable to an increase in interest income and fees on loans of $5,048,000 resulting from an increase in outstanding loans at the Company's three bank subsidiaries and higher yields resulting from higher market interest rates. There was also an increase of $106,000 in interest on federal funds sold; a $46,000 increase in interest on taxable securities; and a $27,000 increase in interest on tax-exempt securities. These increases were primarily due to higher market yields on these types of earning assets.

         Total interest expense increased $2,492,000 or 38.7% to $8,933,000 in 2005 compared to $6,441,000 for 2004. The increases in the amount of interest paid on deposits increased $2,096,000; interest expense on federal funds purchased and securities sold under repurchase agreements increased $294,000; and the interest paid on notes payable to the Federal Home Loan Bank increased $102,000 in 2005. The increase in interest expense among the various types of interest-bearing liabilities was largely attributable to significantly higher market interest rates experienced at the Company's bank subsidiaries, as well as higher average balances during 2005 as compared to 2004.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $848,000 in 2005 compared to $589,000 for 2004, a $259,000 or 44.0% increase. This increase was largely attributable to a $349,000 increase in net charged-off loans. During 2005 the Company experienced net charge-offs of $685,000, or 0.19% of average outstanding loans (excluding loans held for sale), compared to net charge-offs of $336,000, or 0.11% of average outstanding loans in 2004. At December 31, 2005 the allowance for loan losses was 1.02% as a percentage of outstanding loans compared to 1.13% at December 31, 2004.

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

Other Noninterest Income

         Total consolidated other income, including securities transactions, decreased $1,387,000 or 27.8% from $4,996,000 in 2004 to $3,609,000 in 2005.
This decrease was largely attributable to a reduction of $1,213,000 or 71.1% in income associated with the origination of residential mortgage loans, which was reflected as $494,000 in mortgage banking income in 2005 versus $1,707,000 in the gain on sale of residential mortgage loans in 2004. During 2004, management made the decision to completely exit the wholesale mortgage business due to the significant decrease in demand for residential mortgage loans and refinancing, and therefore at December 31, 2004, the Company no longer owned any mortgage loans held for sale. Currently, the Company's mortgage banking income consists entirely of fees collected for the origination of residential mortgages funded by unrelated investors. Other non-interest income decreased $214,000 or 40.8% to $311,000 in 2005 when compared to $525,000 in 2004. The decrease was largely attributable to life insurance death benefits totaling $174,000 that were received in 2004 in conjunction with the death of the Company's former Chairman, President and CEO. The Company recorded a $7,000 gain on the sale of securities in 2005, a decrease of $121,000 or 94.5% from the gain of $128,000 recorded in 2004.

Other Noninterest Expenses

         Total consolidated other expenses increased $491,000 or 3.6% to $14,338,000 in 2005 compared to $13,847,000 in 2004. Salaries and benefits, the largest component of non-interest expense, increased $398,000 or 4.9% to $8,565,000 in 2005 compared to $8,167,000 in 2004.

         Occupancy and equipment expenses increased $151,000 or 7.7% to $2,109,000 in 2005 compared to $1,958,000 in 2004. The increase was primarily attributable to the renovation of the Company's headquarters beginning in late 2004 and continuing through the third quarter of 2005, the completion of an expansion and renovation of the main office of Bank of Anderson, N. A. in the third quarter of 2004, and the purchase of an ATM facility at Seneca National Bank during the second quarter of 2005.

         Other post-employment benefits expense decreased $358,000 or 72.3% to $137,000 in 2005 compared to $495,000 in 2004. This decrease was primarily due to a one-time, non-recurring charge incurred in the first quarter of 2004 in the amount of $376,000 to fully fund the liability for death benefits payable to the beneficiary of the Company's former Chairman, President and CEO, who died in April 2004. This charge was required by SFAS No. 112 in accordance with generally accepted accounting principles.

         Marketing and advertising expense increased $118,000 or 39.7% to $415,000 in 2005 compared to $297,000 in 2004. This increase was attributable to the promotion of certain bank products and advertising associated with the 20th anniversary of Peoples National Bank. Legal and professional fees increased $111,000 or 42.7% from $260,000 in 2004 to $371,000 in 2005 due to expenses associated with compliance obligations under section 404 of the Sarbanes-Oxley Act of 2002, and consultation and revisions regarding articles of incorporation, bylaws, stock options, and executive employment contracts. Director fees increased $73,000 or 26.4% to $349,000 in 2005 compared to $276,000 in 2004, due to an increase in the amount of compensation per director for 2005. All other operating expenses were $2,392,000 in 2005 compared to $2,394,000 in 2004.

Income Taxes

         Refer to Note 10 of the Company's consolidated financials statements included in Item 8--Financial Statements and Supplementary Data for an analysis of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         The sections "LIQUIDITY" and "CAPITAL ADEQUACY AND RESOURCES" included in Item 1--Business of this Annual Report on Form 10-K are incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The section "OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS" included in Item 1--Business of this Annual Report on Form 10-K is incorporated herein by reference.

         The following table summarizes the Company's contractual obligations as of December 31, 2006.

CONTRACTUAL OBLIGATIONS
(dollars in thousands)                                              Payments Due by Period
                                                                    ----------------------
                                                             Less than       1-3          4-5         After 5
                                                             ---------       ---          ---         -------
                                                  Total        1 Year       Years        Years         Years

Long-term debt obligations ..................    $   5,000    $       -    $       -    $   5,000    $        -
                                                 =========    =========    =========    =========    ==========

The Peoples National Bank has a $5,000,000 advance from the Federal Home Loan Bank of Atlanta at a 4.82 percent interest rate that matures in December 2010. This obligation was entered into in December 2000 to provide liquidity to meet the needs of its customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section "Market Risk - Interest Rate Sensitivity" included in "Business" under Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Report of Independent Registered Public Accounting Firm.

-    Consolidated Balance Sheets as of December 31, 2006 and 2005.

- Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

- Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

-    Notes to Consolidated Financial Statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


              We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




/s/ Elliott Davis, LLC

Greenville, South Carolina
March 28, 2007

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in thousands except share information)

                                                                                                                   DECEMBER 31,
                                                                                                                   ------------
                                                                                                              2006             2005
                                                                                                              ----             ----
                                                          ASSETS
CASH AND DUE FROM BANKS .................................................................................    $  10,819    $   9,311

INTEREST - BEARING DEPOSITS IN OTHER BANKS ..............................................................          108          900

FEDERAL FUNDS SOLD ......................................................................................       12,514            -
                                                                                                             ---------    ---------

         Total cash and cash equivalents ................................................................       23,441       10,211

SECURITIES
      Available for sale ................................................................................       81,686       65,161
      Held to maturity (fair value of $13,382 (2006) and $10,674 (2005)) ................................       13,500       10,855
      Other investments, at cost ........................................................................        4,283        2,045

LOANS, net of allowance for loan losses of $4,070 (2006) and $3,854 (2005) ..............................      354,011      373,641

PREMISES AND EQUIPMENT, net of accumulated depreciation .................................................       11,117       10,635

ACCRUED INTEREST RECEIVABLE .............................................................................        3,043        2,441

CASH SURRENDER VALUE OF LIFE INSURANCE ..................................................................       10,934        9,403

OTHER ASSETS ............................................................................................        1,799        3,585
                                                                                                             ---------    ---------

TOTAL ASSETS ............................................................................................    $ 503,814    $ 487,977
                                                                                                             =========    =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing .................................................................................    $  54,993    $  52,467
    Interest-bearing ....................................................................................      330,052      337,882
                                                                                                             ---------    ---------

          Total deposits ................................................................................      385,045      390,349

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS .............................................................       18,368       31,736

FEDERAL FUNDS PURCHASED .................................................................................            -        4,039

ADVANCES FROM FEDERAL HOME LOAN BANK ....................................................................       50,000       17,500

ACCRUED INTEREST PAYABLE ................................................................................        2,926        2,281

OTHER LIABILITIES .......................................................................................        1,411          901
                                                                                                             ---------    ---------

         Total liabilities ..............................................................................      457,750      446,806
                                                                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 15,000,000 shares authorized; $1.11 par value per share; 6,666,568 (2006) shares and 6,245,356 (2005) shares
        issued and outstanding ..........................................................................        7,400        6,932
    Additional paid-in capital ..........................................................................       38,614       34,684
    Retained earnings ...................................................................................           32          408
    Accumulated other comprehensive income (loss) .......................................................           18         (853)
                                                                                                             ---------    ---------

         Total shareholders' equity .....................................................................       46,064       41,171
                                                                                                             ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................................................    $ 503,814    $ 487,977
                                                                                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share information)

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2006             2005              2004
                                                                                           ----             ----              ----
INTEREST INCOME
    Interest and fees on loans .................................................         $ 28,576          $ 23,915         $ 18,867
    Interest on securities
      Taxable ..................................................................            2,460             1,921            1,875
      Tax-exempt ...............................................................              700               260              233
    Interest on federal funds sold .............................................              242               194               88
                                                                                         --------          --------         --------

         Total interest income .................................................           31,978            26,290           21,063
                                                                                         --------          --------         --------

INTEREST EXPENSE
    Interest on deposits .......................................................           10,712             7,924            5,828
    Interest on federal funds purchased and securities sold
      under repurchase agreements ..............................................              773               642              368
    Interest on advances from Federal Home Loan Bank ...........................            1,156               367              245
                                                                                         --------          --------         --------
         Total interest expense ................................................           12,641             8,933            6,441
                                                                                         --------          --------         --------
         Net interest income ...................................................           19,337            17,357           14,622
PROVISION FOR LOAN LOSSES ......................................................              943               848              589
                                                                                         --------          --------         --------
         Net interest income after provision for loan losses ...................           18,394            16,509           14,033
                                                                                         --------          --------         --------
NONINTEREST INCOME
    Service charges on deposit accounts ........................................            1,829             2,017            2,002
    Customer service fees ......................................................              159               168              161
    Mortgage banking ...........................................................              444               494                -
    Brokerage services .........................................................              223               195              143
    Bank owned life insurance ..................................................              389               417              330
    Other noninterest income ...................................................              666               311              525
    Gain on sale of mortgage loans held for sale ...............................                -                 -            1,707
    Gain (loss) on sale of securities available for sale .......................              (62)                7              128
                                                                                         --------          --------         --------
         Total noninterest income ..............................................            3,648             3,609            4,996
                                                                                         --------          --------         --------
NONINTEREST EXPENSES
    Salaries and benefits ......................................................            8,966             8,565            8,167
    Occupancy ..................................................................              821               747              668
    Equipment ..................................................................            1,365             1,362            1,290
    Marketing and advertising ..................................................              414               415              297
    Communications .............................................................              258               222              206
    Printing and supplies ......................................................              176               139              208
    Bank paid loan costs .......................................................              226               318              310
    Directors fees .............................................................              362               349              276
    Other post employment benefits .............................................              109               137              495
    Legal and professional fees ................................................              580               371              260
    Other operating ............................................................            2,344             1,713            1,670
                                                                                         --------          --------         --------
         Total noninterest expenses ............................................           15,621            14,338           13,847
                                                                                         --------          --------         --------
         Income before income taxes ............................................            6,421             5,780            5,182

PROVISION FOR INCOME TAXES .....................................................            1,935             1,652            1,654
                                                                                         --------          --------         --------
         Net income ............................................................         $  4,486          $  4,128         $  3,528
                                                                                         ========          ========         ========
BASIC NET INCOME PER COMMON SHARE (1) ..........................................         $   0.68          $   0.63         $   0.55
                                                                                         ========          ========         ========
DILUTED NET INCOME PER COMMON SHARE (1) ........................................         $   0.67          $   0.62         $   0.53
                                                                                         ========          ========         ========

(1)      Per share data has been restated to reflect 5 percent stock dividends.

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   For the years ended December 31, 2006, 2005
            and 2004 (Amounts in thousands except share information)

                                                                                                           Accumu-
                                                                                                            lated
                                                                                                            other
                                                                                                           compre-        Total
                                                             Common stock        Additional                hensive        share-
                                                             ------------          paid-in     Retained     income       holders'
                                                         Shares        Amount      capital     earnings     (loss)        equity
                                                         ------        ------      -------     --------     ------        ------

BALANCE, DECEMBER 31, 2003 ...........................  5,523,842    $   6,131   $   29,524   $      444    $     62    $   36,161
                                                                                                                        ----------

Net income ...........................................          -            -            -        3,528           -         3,528
Other comprehensive income, net of tax:
     Unrealized holding losses on securities available
       for sale,  net of income taxes of $224 ........          -            -            -            -        (438)         (438)
     Less reclassification adjustment for gains
       included in net  income, net
       of income taxes of $44 ........................          -            -            -            -         (84)          (84)
                                                                                                            --------    ----------
Comprehensive income .................................                                                                        3,006
Stock dividend (5%) ..................................    276,423          307        2,594       (2,901)          -             -
Cash in lieu of fractional shares
  on 3-for-2 stock split .............................          -            -            -           (7)          -            (7)
Cash in lieu of fractional shares on stock dividend ..          -            -            -          (13)          -           (13)
Cash dividends ($.26 per share) ......................          -            -            -       (1,051)          -        (1,051)
Proceeds from stock options exercised ................     22,343           25          119            -           -           144
                                                        ---------    ---------   ----------   ----------    --------    ----------

BALANCE, DECEMBER 31, 2004 ...........................  5,822,608        6,463       32,237            -        (460)       38,240
                                                                                                                        ----------
Net income ...........................................          -            -            -        4,128           -         4,128
Other comprehensive income, net of tax:
     Unrealized holding losses on securities available          -            -            -            -        (388)         (388)
       for sale, net of income taxes of $202
     Less reclassification adjustment for gains
       included in net income,
       net of income taxes of $2 .....................          -            -            -            -          (5)           (5)
                                                                                                            --------    ----------

Comprehensive income .................................                                                                       3,735
Stock dividend (5%) ..................................    296,844          330        2,194       (2,524)          -             -
Cash in lieu of fractional shares on stock dividend ..          -            -            -           (9)          -            (9)
Cash dividends ($.20 per share) ......................          -            -            -       (1,187)          -        (1,187)
Proceeds from stock options exercised ................    125,904          139          253            -           -           392
                                                        ---------    ---------   ----------   ----------    --------    ----------

BALANCE, DECEMBER 31, 2005 ...........................  6,245,356        6,932       34,684          408        (853)       41,171
Net income ...........................................          -            -            -        4,486           -         4,486
Other comprehensive income, net of tax:
     Unrealized holding gains on
        securities available for sale,
        net of income taxes of $470 ..................          -            -            -            -         83l           831
     Less reclassification adjustment for losses
       included in net income, net of
       income taxes of $(20) .........................          -            -            -            -          40            40
                                                                                                            --------    ----------
Comprehensive income .................................                                                                       5,357
Stock dividend (5%) ..................................    316,873          352        3,245       (3,597)          -
Cash in lieu of fractional shares on stock dividend ..          -            -            -           (7)          -            (7)
Cash dividends ($.20 per share) ......................          -            -            -       (1,258)          -        (1,258)
Proceeds from stock options exercised ................    104,339          116          421            -           -           537
Tax benefit of stock options exercised ...............          -            -          172            -           -           172
Stock-based compensation .............................          -            -           92            -           -            92
                                                        ---------    ---------   ----------   ----------    --------    ----------

BALANCE, DECEMBER 31, 2006 ...........................  6,666,568    $   7,400   $   38,614   $       32    $     18    $   46,064
                                                        =========    =========   ==========   ==========    ========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                For the years ended December 31,
                                                                                                --------------------------------
                                                                                             2006             2005            2004
                                                                                             ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................................      $   4,486       $   4,128       $   3,528
Adjustments to reconcile net income to net cash
    provided by operating activities
    (Gain) loss on sale of premises and equipment ..................................             (3)             25             (20)
    Gain on sale of mortgage loans held for sale ...................................              -               -          (1,707)
    (Gain) loss on sale of securities available for sale ...........................             62              (7)           (128)
    Gain on sale of assets acquired in settlement of loans .........................           (181)            (60)             (6)
    Provision for loan losses ......................................................            943             848             589
    Provision (benefit) from deferred income taxes .................................            422             (10)           (209)
    Depreciation ...................................................................          1,091           1,127           1,075
    Amortization and accretion (net) of premiums and discounts on securities .......             97             132             168
    Origination of mortgage loans held for sale ....................................              -               -        (149,881)
    Sale of mortgage loans held for sale ...........................................              -               -         156,689
    Stock-based compensation .......................................................             92               -               -
    Increase in accrued interest receivable ........................................           (602)           (611)             (9)
    Increase in other assets .......................................................           (809)         (1,639)           (814)
    Increase (decrease) in accrued interest payable ................................            645           1,127            (450)
    Increase (decrease) in other liabilities .......................................            510            (321)             57
                                                                                          ---------       ---------       ---------
         Net cash provided by operating activities .................................          6,753           4,739           8,882
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of securities held to maturity .......................................         (2,893)         (4,737)         (2,302)
    Purchases of securities available for sale .....................................        (62,172)         (8,035)        (25,375)
    Sales (purchases) of other investments .........................................         (2,238)           (388)            338
    Proceeds from principal pay downs on securities available for sale .............          5,207           3,543           4,879
    Proceeds from the maturities and calls of securities available for sale ........         37,950             500          26,325
    Proceeds from the sale of securities available for sale ........................          3,740             362          10,028
    Proceeds from maturity of securities held to maturity ..........................            160           1,218             510
    Investment in bank owned life insurance ........................................         (1,531)           (354)         (6,755)
    Proceeds from sale of other real estate owned ..................................          2,164             413             262
    Net (increase) decrease in loans ...............................................         18,427         (52,277)        (29,371)
    Proceeds from the sale of premises and equipment ...............................             30              82              53
    Purchase of premises and equipment .............................................         (1,600)           (794)         (1,952)
                                                                                          ---------       ---------       ---------
         Net cash used for investing activities ....................................         (2,756)        (60,467)        (23,360)
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ............................................         (5,304)         44,204          (7,184)
    Net increase (decrease) in federal funds purchased .............................         (4,039)          3,467             572
    Net increase (decrease) in securities sold under repurchase agreements .........        (13,368)         (2,217)          9,563
    Net increase in advances from Federal Home Loan Bank ...........................         32,500           9,000           3,500
    Proceeds from the exercise of stock options ....................................            537             392             144
    Tax benefit of stock options exercised .........................................            172               -               -
    Cash dividends paid ............................................................         (1,258)         (1,187)         (1,051)
    Cash in lieu of fractional shares on stock dividends and splits ................             (7)             (9)            (20)
                                                                                          ---------       ---------       ---------
         Net cash provided by financing activities .................................          9,233          53,650           5,524
                                                                                          ---------       ---------       ---------
         Net increase (decrease) in cash and cash equivalents ......................         13,230          (2,078)         (8,954)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................         10,211          12,289          21,243
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR .............................................      $  23,441       $  10,211       $  12,289
                                                                                          =========       =========       =========
CASH PAID FOR
Interest ...........................................................................      $  11,996       $   7,806       $   6,432
                                                                                          =========       =========       =========
Income taxes .......................................................................      $   2,286       $   2,200       $   1,540
                                                                                          =========       =========       =========
NON-CASH TRANSACTIONS
Change in unrealized gain (loss) on available for sale securities ..................      $   1,321       $    (597)      $    (791)
                                                                                          =========       =========       =========
Loans transferred to other real estate .............................................      $     260       $   1,757       $     616
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


                                                                     (Continued)

   Allowance for loan losses
     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

                                                                     (Continued)

   Other real estate owned
     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for estimated selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2006 and 2005 real estate owned by the Company totaled $271,000 and $2,007,000 respectively, and is included in other assets. During 2006 and 2005, the Company transferred loans of
     $260,000  and   $1,756,000,   respectively   to  real  estate  acquired  in
     foreclosure.

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

   Stock option compensation plans
     The Company has an employee stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The Company also has another employee stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The outstanding options under both plans become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a directors' stock option plan through which non-employee directors of the Company are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director.

                                                                     (Continued)

     The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date.

     The Company has historically accounted for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2004 and 2005, no stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which changed the accounting methodology for its stock option plans
     - see Note 16. In conjunction with this change, the Company recorded approximately $92,000 of compensation expense in 2006.

   Recently issued accounting standards
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 is not expected to have any impact on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have any impact on the Company's financial statements.

     In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and required a company to recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board ("APB") Opinion No. 12, Omnibus Opinion--1967. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of adoption of EITF No. 06-4 on its financial position, results of operations and cash flows.

                                                                     (Continued)

     In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-5 is not expected to have a material impact on the Company's financial statements..

     In September 2006, the SEC issued Staff  Accounting  Bulleting  ("SAB") No.
     108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities,
     2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and
     5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, Fair Value Measurement. The Company is currently analyzing the fair value option provided under SFAS No. 159.

     Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank ("FRB") based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2006 and 2005 were approximately $1,036,000 and $3,070,000, respectively.

NOTE 3 - SECURITIES

          Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                     2006
                                                                                                     ----
                                                                                                Unrealized holding
                                                                            Amortized           ------------------             Fair
                                                                               cost           Gains           Losses           value
                                                                               ----           -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
     Maturing within one year ......................................         $ 4,600         $     -         $    23         $ 4,577
     Maturing after one but within five years ......................           2,250               -              43           2,207
     Maturing after 5 years but within ten years ...................           5,500              53               -           5,553
                                                                             -------         -------         -------         -------
                                                                              12,350              53              66          12,337
                                                                             -------         -------         -------         -------
OTHER SECURITIES
     Maturing within one year ......................................             312             240               2             550
     Maturing after one year but within five years .................           1,178               -              25           1,153
     Maturing after five years but within ten years ................          10,732              19             260          10,491
     Maturing after ten years ......................................          32,520             268             102          32,686
                                                                             -------         -------         -------         -------
                                                                              44,742             527             389          44,880
                                                                             -------         -------         -------         -------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after five years but within ten years ................             860              14               -             874
     Maturing after ten years ......................................          23,706              19             130          23,595
                                                                             -------         -------         -------         -------
                                                                              24,566              33             130          24,469
                                                                             -------         -------         -------         -------
        Total securities available for sale ........................         $81,658         $   613         $   585         $81,686
                                                                             =======         =======         =======         =======
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................         $   315         $     -         $     -         $   315
     Maturing after one but within five years ......................           5,631               3              65           5,569
     Maturing after five but within ten years ......................           3,818              11              63           3,766
     Maturing after ten years ......................................           3,736               7              11           3,732
                                                                             -------         -------         -------         -------
        Total securities held to maturity ..........................         $13,500         $    21         $   139         $13,382
                                                                             =======         =======         =======         =======

                                                                                                    2005
                                                                                                    ----
                                                                         Amortized            Unrealized holding             Fair
                                                                            cost            Gains           Losses           value
                                                                            ----            -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE  SECURITIES
     Maturing within one year ..................................          $37,949          $     -          $   556          $37,393
     Maturing after one but within five years ..................           10,255                -              254           10,001
                                                                          -------          -------          -------          -------
                                                                           48,204                -              810           47,394
                                                                          -------          -------          -------          -------
OTHER SECURITIES
     Maturing after one but within five years ..................            1,030               21            1,009
                                                                                                                             -------
     Maturing after five but within ten years ..................           12,124                -              356           11,768
     Maturing after ten years ..................................            5,097                -              107            4,990
                                                                          -------          -------          -------          -------
                                                                           18,251                -              484           17,767
                                                                          -------          -------          -------          -------
        Total securities available for sale ....................          $66,455           $    -          $ 1,294          $65,161
                                                                          =======          =======          =======          =======

                                                                     (Continued)

                                                                                                     2006
                                                                                                     ----
                                                                                               Unrealized holding
                                                                           Amortized           ------------------             Fair
                                                                              cost           Gains           Losses           value
                                                                              ----           -----           ------           -----
SECURITIES HELD TO MATURITY (continued):

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
     Maturing within one year ......................................         $   160         $     2         $     -         $   162
     Maturing after one but within five years ......................           3,800               6              40           3,766
     Maturing after five but within ten years ......................           4,546               2             113           4,435
     Maturing after ten years ......................................           2,349               -              38           2,311
                                                                             -------         -------         -------         -------

        Total securities held to maturity ..........................         $10,855         $    10         $   191         $10,674
                                                                             =======         =======         =======         =======

         The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

Securities Available for Sale (tabular amounts in thousands):

                                                     Less than 12 Months          12 Months or More                 Total
                                                     -------------------          -----------------                 -----
                                                    Fair        Unrealized      Fair         Unrealized        Fair       Unrealized
                                                   Value          Losses        Value          Losses          Value        Losses
                                                   -----          ------        -----          ------          -----        ------

Government sponsored
     enterprise securities ...............        $     -        $     -        $ 6,784        $    66        $ 6,784        $    66
Other securities .........................            435              -         13,750            389         14,185            389
State and political
       subdivisions ......................         18,441            130              -              -         18,441            130
                                                  -------        -------        -------        -------        -------        -------

Total ....................................        $18,876        $   130        $20,534        $   455        $39,410        $   585
                                                  =======        =======        =======        =======        =======        =======

         Forty individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                     Less than 12 Months          12 Months or More                 Total
                                                     -------------------          -----------------                 -----
                                                    Fair        Unrealized      Fair         Unrealized       Fair       Unrealized
                                                   Value          Losses        Value          Losses         Value        Losses
                                                   -----          ------        -----          ------         -----        ------
States and political
     subdivisions ........................         $1,665         $    6        $6,654         $  133         $8,319        $  139
                                                   ======         ======        ======         ======         ======        ======

         Thirty individual securities were in a continuous loss position for twelve months or more.

                                                                     (Continued)

         The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

Securities Available for Sale (tabular amounts in thousands):

                                                     Less than 12 Months          12 Months or More                 Total
                                                     -------------------          -----------------                 -----
                                                    Fair        Unrealized      Fair         Unrealized       Fair       Unrealized
                                                   Value          Losses        Value          Losses         Value        Losses
                                                   -----          ------        -----          ------         -----        ------

Government sponsored
     enterprise securities ...............        $   247        $     2        $47,147        $   808        $47,394       $   810
Other securities .........................         10,075            194          7,540            290         17,615           484
                                                  -------        -------        -------        -------        -------       -------

Total ....................................        $10,322        $   196        $54,687        $ 1,098        $65,009       $ 1,294
                                                  =======        =======        =======        =======        =======       =======

         Sixty-two individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                     Less than 12 Months          12 Months or More                 Total
                                                     -------------------          -----------------                 -----
                                                    Fair        Unrealized      Fair         Unrealized       Fair       Unrealized
                                                   Value          Losses        Value          Losses         Value        Losses
                                                   -----          ------        -----          ------         -----        ------
States and political
     subdivisions ........................         $7,848         $  108         $1,826         $   83        $9,674         $  191
                                                   ======         ======         ======         ======        ======         ======

         Eight individual securities were in a continuous loss position for twelve months or more.

         The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The category "other securities" above is comprised of mortgage-backed securities and investments in Banker's Bank stock.

Other Investments, at Cost (tabular amounts in thousands):

            The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the FRB. These investments are carried at cost and are generally pledged against any borrowings from these institutions (see Note 9). No ready market exists for these stocks and they have no quoted market values. The Company's investments in these stocks are summarized below:

                                                                 December 31,
                                                                 ------------
                                                              2006          2005
                                                              ----          ----

FRB ..................................................       $  453       $  396
FHLB .................................................        3,271        1,649
Interest-bearing deposits in
  other banks (maturing after three months) ..........          559            -
                                                             ------       ------

                                                             $4,283       $2,045
                                                             ======       ======

            Securities with carrying amounts of $43,494,000 and $54,936,000 December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

            Loans are summarized as follows (tabular amounts in thousands):

                                                                  December 31,
                                                                  ------------
                                                                2006       2005
                                                                ----       ----

Commercial and industrial - not secured by real estate ...   $ 38,505   $ 39,669
Commercial and industrial - secured by real estate .......     90,298     90,186
Residential real estate - mortgage .......................     97,835    107,398
Residential real estate - construction ...................    117,465    121,048
Loans to individuals for household, family
  and other personal expenditures ........................     13,978     19,194
                                                             --------   --------
                                                              358,081    377,495
Less allowance for loan losses ...........................      4,070      3,854
                                                             --------   --------

                                                             $354,011   $373,641
                                                             ========   ========

         The composition of gross loans by rate type is as follows: (tabular amounts in thousands):

                                                             December 31,
                                                             ------------
                                                        2006              2005
                                                        ----              ----
Variable rate loans ......................           $180,545           $194,904
Fixed rate loans .........................            177,536            182,591
                                                     --------           --------

                                                     $358,081           $377,495
                                                     ========           ========

            Changes in the allowance for loan losses were as follows:

                                              For the years ended December 31,
                                              --------------------------------
                                              2006          2005           2004
                                              ----          ----           ----

BALANCE,BEGINNINGOFYEAR ..............      $ 3,854       $ 3,691       $ 3,438
     Provision for loan losses .......          943           848           589
     Loans charged off ...............         (995)         (704)         (448)
     Loans recovered .................          268            19           112
                                            -------       -------       -------

BALANCE,ENDOFYEAR ....................      $ 4,070       $ 3,854       $ 3,691
                                            =======       =======       =======

            At December 31, 2006 and 2005 nonaccrual loans amounted to $993,000 and $1,206,000, respectively. Foregone interest income was approximately $95,000, $89,000, and $46,000 on nonaccrual loans for 2006, 2005 and 2004, respectively. There were no impaired loans at December 31, 2006 and 2005.

NOTE 5 - PREMISES AND EQUIPMENT

            The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                                                                                December 31,
                                                                                   Estimated                    ------------
                                                                                  useful lives          2006                   2005
                                                                                  ------------          ----                   ----
Land .............................................................                                     $ 2,869               $ 2,195
Building and improvements ........................................               15 - 40 years           8,040                 7,622
Furniture, fixtures and equipment ................................                3 - 10 years           7,602                 7,267
                                                                                                       -------               -------
                                                                                                        18,511                17,084
Less accumulated depreciation ....................................                                       7,394                 6,449
                                                                                                       -------               -------
                                                                                                       $11,117               $10,635
                                                                                                       =======               =======

         Depreciation  expense  of  approximately  $1,091,000,   $1,127,000  and
$1,075,000 for 2006, 2005 and 2004, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS

         The  composition  of  deposits  is  as  follows   (tabular  amounts  in
thousands):

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                    2006                      2005
                                                                                                    ----                      ----
Demand deposits, noninterest bearing .........................................                   $ 54,993                   $ 52,467
NOW and money market accounts ................................................                     86,165                    102,225
Savings deposits .............................................................                      8,987                     11,294
Time certificates, $100,000 or more ..........................................                     87,365                     99,255
Other time certificates ......................................................                    147,535                    125,108
                                                                                                 --------                   --------
         Total ...............................................................                   $385,045                   $390,349
                                                                                                 ========                   ========
                                                                                                             December 31,
                                                                                                             ------------
                                                                                                    2006                       2005
                                                                                                    ----                       ----
Time certificates maturing
     Within one year .........................................................                   $201,669                   $127,271
     After one but within two years ..........................................                     29,789                     78,344
     After two but within three years ........................................                      2,938                     17,844
     After three but within four years .......................................                        486                        527
     After four years ........................................................                         18                        377
                                                                                                 --------                   --------
                                                                                                  234,900                    224,363
Transaction and savings accounts .............................................                    150,145                    165,986
                                                                                                 --------                   --------
                                                                                                 $385,045                   $390,349
                                                                                                 ========                   ========

            Certificates of deposit in excess of $100,000 totaled approximately $76,758,000 and $89,607,000 at December 31, 2006 and 2005, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $3,567,000 in 2006 and $2,893,000 in 2005. The Banks had brokered time certificates of approximately $28,999,000 at December 31, 2006 and $2,295,000 at December 31, 2005.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                    December 31,
                                                                                                    ------------
                                                                                               2006             2005
                                                                                               ----             ----
Government sponsored enterprise securities with an amortized cost of $35,235,000
     ($35,828,000 fair value) and $44,851,000 ($44,000,000 fair value) at
     December 31, 2006 and 2005, respectively, collateralize the agreements ................  $18,368         $31,736
                                                                                              =======         =======

            The  Banks  enter  into  sales of  securities  under  agreements  to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 2.50 percent and 1.94 percent for 2006 and 2005, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $28,443,000 and $31,594,000 during 2006 and 2005, respectively. The maximum amounts outstanding at any month-end were $30,962,000 and $34,757,000 during 2006 and 2005, respectively.

NOTE 8 - FEDERAL FUNDS PURCHASED

            At December 31, 2006, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $42,000,000. These lines of credit are available on a one to seven day basis for general corporate purposes. There were no federal funds purchased under these lines of credit at December 31, 2006 and $4,039,000 outstanding at December 31, 2005.

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

            The Banks had advances aggregating $50,000,000 and $17,500,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005 respectively, the Banks had $45,000,000 and $12,500,000 of advances at interest rates of 5.50 and 4.44 percent and which matured daily. At December 31, 2006 and 2005, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. At December 31, 2006 and 2005, the advances were collateralized by qualifying mortgage loans aggregating approximately $55,679,000 and $68,112,000, respectively, and by FHLB stock owned by all three Banks. As of December 31, 2006, the Banks had the ability to borrow an additional $46,240,000 in the aggregate from the FHLB.

NOTE 10 - INCOME TAXES

         Provision for income taxes consists of the following (tabular amounts in thousands):

                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                                2006                  2005                   2004
                                                                                ----                  ----                   ----
Current tax provision
    Federal .................................................                $ 1,302                $ 1,474                 $ 1,703
    State ...................................................                    211                    188                     160
                                                                             -------                -------                 -------

      Total current taxes ...................................                  1,513                  1,662                   l,863
Deferred tax benefit ........................................                    422                    (10)                   (209)
                                                                             -------                -------                 -------

                                                                             $ 1,935                $ 1,652                 $ 1,654
                                                                             =======                =======                 =======

         Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

                                                                                             For the years ended December 31,
                                                                                             --------------------------------
                                                                                      2006               2005                 2004
                                                                                      ----               ----                 ----
Tax expense at statutory rate ..........................................            $ 2,183             $ 1,965             $ 1,762
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit .........................                140                 124                 104
    Tax-exempt interest income .........................................               (238)                (77)                (79)
    Investment in life insurance .......................................                (99)               (120)               (159)
    Other ..............................................................                (51)               (240)                 26
                                                                                    -------             -------             -------

      Provision for income taxes .......................................            $ 1,935             $ 1,652             $ 1,654
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

                                                                                                                  December 31,
                                                                                                                  ------------
                                                                                                         2006                  2005
                                                                                                         ----                  ----
Deferred tax assets
    Allowance for loan losses ............................................................             $ 1,388              $ 1,318
    Deferred compensation ................................................................                 366                  138
    Unrealized holding losses on securities available for sale ...........................                   -                  439
    Other ................................................................................                  83                   11
                                                                                                       -------              -------
                                                                                                         1,837                1,906
                                                                                                       -------              -------
Deferred tax liabilities
    Depreciation .........................................................................                (209)                (351)
    Prepaid expenses .....................................................................                (201)                (111)
    Unrealized holding gains on securities available for sale ............................                  (9)                   -
                                                                                                       -------              -------
                                                                                                          (419)                (462)
                                                                                                       -------              -------
Net deferred tax assets included in other assets .........................................             $ 1,418              $ 1,444
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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit were $108,431,000, of which $103,349,000 were at variable rates and $5,082,000 were at fixed rates. These commitments included $41,224,000 of unfunded amounts of construction loans, $42,475,000 of undisbursed amounts of home equity lines of credit, $17,175,000 of unfunded amounts under commercial lines of credit, and $7,557,000 other commitments to extend credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         At December 31, 2006, there was $6,922,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

NOTE 12 - COMMITMENTS AND  CONTINGENCIES

         The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Management does not expect such items to have any material adverse effect on the financial position or results of operations of the Company (see Note 20 for subsequent event disclosure).

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








                                                                     (Continued)

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

NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2006 and 2005, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $9,352,000 and $8,661,000, respectively. During 2006, $2,130,000 of new loans were made to this group and repayments of $1,439,000 were received. This same group had deposits in the Banks of $6,713,000 at December 31, 2006.

NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share, requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 6,603,742 in 2006, 6,533,440 in 2005 and 6,419,425 in 2004. The
weighted average number of common shares outstanding for diluted net income per common share was 6,653,555 in 2006, 6,686,487 in 2005 and 6,652,960 in 2004.

         The Company declared or issued five percent common stock dividends in 2006, 2005 and 2004. Additionally, the Company effected a 3-for-2 stock split in October 2004. Upon issuance of the 3-for-2 stock split, the Company filed articles of amendment to its Articles of Incorporation increasing its authorized shares from 10,000,000 to 15,000,000 and decreasing its par value from $1.67 per share to $1.11 per share. Net income and dividends per common share and the weighted average number of common shares outstanding for basic and diluted net income per common share in prior years have been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2006 the Banks had aggregate retained earnings of $28,618,000.





                                                                     (Continued)

NOTE 16 - STOCK OPTION COMPENSATION PLANS

         Prior to 2006, the Company accounted for stock options in accordance with APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 123(R) for the periods indicated:.

     (tabular amounts in thousands, except per share information)                                For the years ended December 31,
                                                                                                 --------------------------------
                                                                                                2006           2005           2004
                                                                                                ----           ----           ----
     Net income, as reported ..........................................................      $   4,486      $   4,128       $ 3,528
     Add:  Stock-based employee compensation expense included
          in reported net income net of related tax effects ...........................             92              -             -
     Deduct:  total stock-based employee compensation expense
        determined under fair value based method for all awards,
        net of related tax effects ....................................................            (92)          (131)         (120)
                                                                                             ---------      ---------       -------
     Pro forma net income .............................................................      $   4,486      $   3,997       $ 3,408
                                                                                             =========      =========       =======
     Net income per common share
        Basic - as reported ...........................................................      $    0.68      $    0.63       $  0.55
                                                                                             =========      =========       =======
        Basic - pro forma .............................................................                     $    0.61       $  0.53
                                                                                                            =========       =======
        Diluted - as reported .........................................................      $    0.67      $    0.62       $  0.53
                                                                                             =========      =========       =======
        Diluted - pro forma ...........................................................                     $    0.60       $  0.51
                                                                                                            =========       =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006, 2005 and 2004: dividend yields from $.17 to $.20 per share, expected volatility from 22 to 27 percent, risk-free interest rates from 4.06 to 5.00 percent and expected life of 10 years. The weighted average fair market value of options granted approximated $4.03 in 2006, $6.66 in 2005, and $5.25 in 2004. For purposes of the proforma calculations, compensation expense is recognized on a straight-line basis over the vesting period.

          A summary of the status of the plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split):

                                                                       Options Outstanding
                                                                       -------------------
                                                                                      Weighted
                                                                                       average
                                                               Weighted average      contractual      Aggregate
                                                 Shares         exercise price      term (years)   intrinsic value
                                                 ------         --------------      ------------   ---------------
Outstanding at December 31, 2003 ..........    414,316            $     5.00
Granted ...................................     42,538                 13.65
Exercised .................................    (25,539)                 5.62                         $  661,631
Forfeited or expired ......................          -                     -
Outstanding at December 31, 2004 ..........    431,315            $     5.90
Granted ...................................     21,498                 16.34
Exercised .................................   (146,802)                 3.85                         $1,256,625
Forfeited or expired ......................     (3,342)                    -
Outstanding at December 31, 2005 ..........    302,669            $     7.54
Granted ...................................     25,602                 11.41
Exercised .................................   (113,878)                 5.19                         $  314,640
Forfeited or expired ......................    (15,309)                14.14

Outstanding at December 31, 2006 ..........    199,084            $     8.88           4.52          $1,156,678

Options exercisable at year-end ...........    163,628            $     8.03           4.52          $  950,679

Shares available for grant ................    380,262

                                                                     (Continued)

                                                              Number of     Weighted average grant
                                                               shares           date fair value
                                                               ------           ---------------
Non-vested options at December 31, 2005 ..................      32,346            $ 5.99
Granted ..................................................      25,602            $ 4.03
Vested ...................................................     (20,917)           $ 5.50
Forfeited or expired .....................................      (1,575)           $ 4.63
Non-vested options at December 31, 2006 ..................      35,456            $ 5.31

               Options Outstanding                         Options Exercisable
               -------------------                         -------------------
                   Weighted
                    average          Weighted                          Weighted
                   remaining          average                           average
     Number       contractual        exercise           Number         exercise
  outstanding        life              price          exercisable        price
  -----------        ----              -----          -----------        -----

     48,841       0.3 years           $  3.69            48,841        $  3.69
      3,471       1.3 years              5.60             3,471           5.60
      9,131       1.5 years              5.60             9,131           5.60
     10,451       1.8 years              5.60            10,451           5.60
      4,420       2.3 years              6.79             4,420           6.79
      9,459       3.3 years              8.56             9,459           8.56
      5,549       4.0 years              8.96             5,549           8.96
      8,024       4.3 years              7.98             8,024           7.98
      2,009       4.6 years              7.52             2,009           7.52
      9,550       5.3 years              9.24             9,550           9.24
     10,923       5.5 years              9.90             9,286           9.90
      7,280       6.3 years             10.99             7,280          10.99
     25,386       7.3 years             13.55            17,085          13.55
      1,737       7.6 years             14.39               955          14.39
      1,737       7.8 years             15.46               955          15.46
      1,654       8.0 years             18.82               662          18.82
      4,959       8.3 years             16.43             4,959          16.43
      1,103       8.5 years             15.50               441          15.50
      2,206       8.6 years             15.64               882          15.64
      5,513       8.7 years             15.64             2,205          15.64
      1,654       8.8 years             14.78               662          14.78
      1,050       9.1 years             12.62               263          12.62
      1,050       9.2 years             12.48               263          12.48
     13,125       9.4 years             11.48             6,825          11.48
      1,050       9.5 years             10.95                 -          10.95
      4,077       9.7 years             10.95                 -          10.95
      3,675       9.6 years             10.71                 -          10.71
    --------                                             -------
    199,084                              8.88            163,628          8.03
    ========                                             =======

                                                                     (Continued)

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

NOTE 17 - EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first six percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $159,824, $142,255 and $136,526, were charged to operations during 2006, 2005 and 2004, respectively.

         Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Company. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $5l,585, $74,383 and $495,210, in 2006, 2005, and 2004, respectively.

NOTE 18 - REGULATORY MATTERS

         The  Banks are  subject  to  various  regulatory  capital  requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Banks meet all capital adequacy requirements to which they are subject.

         As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                      To be well
                                                                                                                  capitalized under
                                                                                              For capital         prompt corrective
                                                                                           adequacy purposes      action provisions
                                                                         Actual                  Minimum                Minimum
                                                                         ------                  -------                -------
                                                                  Amount        Ratio     Amount        Ratio      Amount     Ratio
                                                                  ------        -----     ------        -----      ------     -----
                                                                                        (dollar amounts in thousands)
Peoples Bancorporation, Inc.:

As of December 31, 2006
    Total Capital (to risk-weighted assets) ..............      $50,116         13.07%   $30,675         8.00%       N/A       N/A
    Tier 1 Capital (to risk-weighted assets) .............       46,046         12.00     15,349         4.00        N/A       N/A
    Tier 1 Capital (to average assets) ...................       46,046          9.06     20,329         4.00        N/A       N/A

As of December 31, 2005
    Total Capital (to risk-weighted assets) ..............      $45,880         11.93%   $30,766         8.00%       N/A       N/A
    Tier 1 Capital (to risk-weighted assets) .............       42,025         10.93     15,380         4.00        N/A       N/A
    Tier 1 Capital (to average assets) ...................       42,025          8.67     19,389         4.00        N/A       N/A

The Peoples National Bank:

As of December 31, 2006 ..................................      $28,925         12.05%   $19,203         8.00%   $24,004      10.00%
    Total Capital (to risk-weighted assets) ..............       26,470         11.03      9,599         4.00     14,399       6.00
    Tier 1 Capital (to risk-weighted assets) .............       26,470          8.90     11,897         4.00     14,871       5.00
    Tier 1 Capital (to average assets)

As of December 31, 2005
    Total Capital (to risk-weighted assets) ..............      $26,129         11.58%   $18,051         8.00%   $22,564      10.00
    Tier 1 Capital (to risk-weighted assets) .............       24,136         10.69      9,031         4.00     13,547       6.00
    Tier 1 Capital (to average assets) ...................       24,136          8.93     10,811         4.00     13,514       5.00

Bank of Anderson, N.A.:

As of December 31, 2006
    Total Capital (to risk-weighted assets) ..............      $13,176         12.65%   $ 8,333         8.00%   $10,416      10.00%
    Tier 1 Capital (to risk-weighted assets) .............       11,926         11.45      4,166         4.00      6,249       6.00
    Tier 1 Capital (to average assets) ...................       11,926          7.80      6,116         4.00      7,645       5.00

As of December 31, 2005
    Total Capital (to risk-weighted assets) ..............      $12,539         10.68%   $ 9,393         8.00%   $11,741      10.00%
    Tier 1 Capital (to risk-weighted assets) .............       11,185          9.53      4,695         4.00      7,042       6.00
    Tier 1 Capital (to average assets) ...................       11,185          7.08      6,319         4.00      7,899       5.00

Seneca National Bank:

As of December 31, 2006
    Total Capital (to risk-weighted assets) ..............      $ 5,508         13.31%   $ 3,311         8.00%   $ 4,138      10.00%
    Tier 1 Capital (to risk-weighted assets) .............        5,035         12.17      1,655         4.00      2,482       6.00
    Tier 1 Capital (to average assets) ...................        5,035          9.10      2,213         4.00      2,766       5.00

As of December 31, 2005
    Total Capital (to risk-weighted assets) ..............      $ 5,177         12.53%   $ 3,305         8.00%   $ 4,132      10.00%
    Tier 1 Capital (to risk-weighted assets) .............        4,669         11.30      1,653         4.00      2,479       6.00
    Tier 1 Capital (to average assets) ...................        4,669          8.52      2,192         4.00      2,740       5.00

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

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

         Fair value of off-balance sheet instruments is based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                December 31,
                                                                                                ------------
                                                                                      2006                             2005
                                                                         Carrying           Fair          Carrying            Fair
                                                                          amount            value          amount             value
                                                                          ------            -----          ------             -----
Financial assets:
     Cash and due from banks ...................................         $ 10,819         $ 10,819         $  9,311         $  9,311
     Interest-bearing deposits in other banks ..................              108              108              900              900
     Federal funds sold ........................................           12,514           12,514                -                -
     Securities available for sale .............................           81,294           81,294           65,009           65,009
     Securities held to maturity ...............................           13,500           13,382           10,855           10,674
     Other investments .........................................            4,675            4,675            2,197            2,197
     Loans (gross) .............................................          358,081          351,533          377,495          372,750

                                                                                              December 31,
                                                                                              ------------
                                                                                  2006                              2005
                                                                                  ----                              ----
                                                                      Carrying            Fair           Carrying            Fair
                                                                       amount             value           amount             value
                                                                       ------             -----           ------             -----
Financial liabilities:
Deposits ...................................................          $385,049          $385,672          $390,349          $392,023
Securities sold under repurchase agreements ................            18,368            18,368            31,736            31,736
Federal funds purchased ....................................                 -                 -             4,039             4,039
Advances from Federal Home Loan Bank .......................            50,000            49,968            17,500            17,406

NOTE 20  - SUBSEQUENT EVENT

             On February 15, 2007 the Company received the results of arbitration proceedings regarding an employment contract dispute. A former employee of a subsidiary of the Company was awarded $712,280, pre-judgment interest at the rate of 8% from January 25, 2006, and $150,000 in attorney's fees and costs. The award also provided that the administrative fees and expenses of the American Arbitration Association, as well as the compensation and expenses of the arbitrators, were to be borne by the Company. The impact of this settlement has been included in the accompanying consolidated financial statements.

NOTE 21 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):


                            CONDENSED BALANCE SHEETS
                                                                December 31,
                                                                ------------
                                                            2006           2005
                                                            ----           ----
ASSETS
    Cash .........................................        $ 2,148        $ 1,644
    Investment in bank subsidiaries ..............         43,568         39,307
    Other assets .................................          1,228            559
                                                          -------        -------
TOTAL ASSETS .....................................        $46,944        $41,510
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................        $   880        $   339
    Shareholders' equity .........................         46,064         41,171
                                                          -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......        $46,944        $41,510
                                                          =======        =======

                                                                     (Continued)

                         CONDENSED STATEMENTS OF INCOME

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                    2006                2005                 2004
                                                                                    ----                ----                 ----
INCOME
    Fees and dividends from subsidiaries ............................             $ 5,989              $ 4,945              $ 4,271
                                                                                  -------              -------              -------
EXPENSES
    Salaries and benefits ...........................................               3,620                2,970                2,205
    Occupancy .......................................................                  24                   25                   22
    Equipment .......................................................                 379                  330                  298
    Other operating .................................................               1,002                  844                  706
                                                                                  -------              -------              -------
                                                                                    5,025                4,169                3,231
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES ....................................................               3,441                2,974                2,478
                                                                                  -------              -------              -------
         Income before income taxes .................................               4,405                3,750                3,518

INCOME TAX BENEFIT ..................................................                 (81)                (378)                 (10)
                                                                                  -------              -------              -------
         Net income .................................................             $ 4,486              $ 4,128              $ 3,528
                                                                                  =======              =======              =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                            2006             2005             2004
                                                                                            ----             ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 4,486          $ 4,128          $ 3,528
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (3,441)          (2,974)          (2,478)
         (Increase) decrease in other assets ....................................            (669)            (369)             706
         Increase (decrease) in other liabilities ...............................             541               (1)             124
                                                                                          -------          -------          -------
           Net cash provided by operating activities ............................             917              784            1,880
                                                                                          -------          -------          -------
FINANCING ACTIVITIES
    Proceeds from the exercise of stock options .................................             537              392              144
    Cash dividends ..............................................................          (1,258)          (1,187)          (1,051)
    Cash in lieu of fractional share on stock dividends and splits ..............              (7)              (9)             (20)
    Proceeds (repayment) of advances from subsidiaries ..........................             315              (37)             192
                                                                                          -------          -------          -------
           Net cash used for financing activities ...............................            (413)            (841)            (735)
                                                                                          -------          -------          -------
           Net increase (decrease) in cash ......................................             504              (57)           1,145

CASH, BEGINNING OF YEAR .........................................................           1,644            1,701              556
                                                                                          -------          -------          -------
CASH, END OF YEAR ...............................................................         $ 2,148          $ 1,644          $ 1,701
                                                                                          =======          =======          =======

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

               Unaudited condensed financial data by quarter for 2006 and 2005 is as follows (amounts, except share data, in thousands):

                                                                                           Quarter ended
                                                                                           -------------
                                        2006                     March 31            June 30         September 30       December 31
                                        ----                     --------            -------         ------------       -----------
Interest income ........................................         $    7,537         $    7,863         $    8,210         $    8,368
Interest expense .......................................              2,761              3,015              3,269              3,596
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              4,776              4,848              4,941              4,772
Provision for loan losses ..............................                237                256                225                225
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              4,539              4,592              4,716              4,547
Noninterest income .....................................              1,028                933                895                792
Noninterest expenses ...................................              3,880              3,786              3,682              4,273
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,687              1,739              1,929              1,066
Provision for income taxes .............................                506                593                608                228
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $    1,181         $    1,146         $    1,321         $      838
                                                                 ==========         ==========         ==========         ==========

Basic net income per common share (1) ..................         $     0.18         $     0.17         $     0.20         $     0.l3
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.18         $     0.17         $     0.20         $     0.l2
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          6,567,030          6,586,806          6,6l0,239          6,650,895
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          6,647,510          6,669,483          6,690,884          6,696,873
                                                                 ==========         ==========         ==========         ==========


                                                                                             Quarter ended
                                                                                             -------------
                             2005                                 March 31            June 30         September 30       December 31
                             ----                                 --------            -------         ------------       -----------

Interest income ........................................         $    5,807         $    6,398         $    6,843         $    7,242
Interest expense .......................................              1,845              2,166              2,393              2,529
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              3,962              4,232              4,450              4,713
Provision for loan losses ..............................                173                183                165                327
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              3,789              4,049              4,285              4,386
Noninterest income .....................................                889                890                899                931
Noninterest expenses ...................................              3,333              3,451              3,583              3,971
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,345              1,488              1,601              1,346
Provision for income taxes .............................                434                487                528                203
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $      911         $    1,001         $    1,073         $    1,143
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.14         $     0.15         $     0.16         $     0.18
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.14         $     0.15         $     0.16         $     0.17
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          6,486,362          6,538,001          6,552,533          6,556,865
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          6,696,936          6,702,325          6,676,553          6,726,910
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

ITEM 9A(T).  CONTROLS AND PROCEDURES

         This item is not yet applicable.

ITEM 9B.  OTHER INFORMATION

         The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2006 that was not so disclosed.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information set forth under the caption "EXECUTIVE  OFFICERS" under
Part I, Item 1--Business of this report on Form 10-K, and the information set forth under the captions "ELECTION OF DIRECTORS AND DIRECTORS WHOSE TERMS WILL CONTINUE AFTER THE 2007 ANNUAL MEETING" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2007 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

            The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference; provided, however, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

         The following table sets forth aggregated information as of December 31, 2006 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                  Number  of  securities  to  Weighted-average         Number of securities
                               be issued upon              exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
                                    ---------------            --------------           -----------------
Equity compensation
Plans approved by
Security holders ..........           199,084                     $ 8.88                   380,262

Equity compensation
Plans not approved
By security holders .......                 -                           -                        -
                                      -------                     -------                  -------

Total .....................           199,084                     $ 8.88                   380,262
                                      =======                     ======                   =======

         For further information about the Company's plans as set forth in the above table, see Note 16 of the consolidated financial statements set forth in
Item 8 of this Form 10-K.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

         The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "GOVERNANCE MATTERS - Director Independence" in the Proxy Statement is incorporated herein by reference. Each member of our Audit, Compensation and Nominating Committees is independent as such term is defined by the Nasdaq Stock Market, Inc. Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                  (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent auditors of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

         Report of Independent Registered Public Accounting Firm.

         Consolidated Balance Sheets - December 31, 2006 and 2005

         Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004

         Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2006, 2005 and 2004

         Notes to Consolidated Financial Statements - December 31, 2006

         (a) (3) Listing of Exhibits:

Exhibit No.       Description of Exhibit

3 (i)             Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended September 30, 2004).

3(ii) Bylaws (incorporated by reference to exhibits to Registrant's Current Report on Form 8-K filed June 20, 2005).

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

10.9              Split  Dollar  Agreement  between  the  Company  and  Ralph R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

10.10 Non-competition, Severance and Employment Agreement, dated April 8, 2005 between the Company and L. Andrew Westbrook, III.

10.11             Salary  Continuation  Agreement between the Company and Robert
                  E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.12             Salary  Continuation  Agreement between the Company and Daniel
                  B. Minnis, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.13 Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.14             Salary Continuation  Agreement between the Company and William
                  B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.15             Salary  Continuation  Agreement  between  the  Company  and L.
                  Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

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


                                           Peoples Bancorporation, Inc.


Dated:  March 28, 2007                     By: s/R. Riggie Ridgeway
                                               --------------------
                                                  R. Riggie Ridgeway
                                                  President and Chief
                                                  Executive Officer


Dated:  March 28, 2007                      By:s/Robert E. Dye, Jr.
                                               ---------------------------------
                                                  Robert E. Dye. Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                      Title                         Date

                                                     Director                   March __, 2007
--------------------------------------------
Paul C. Aughtry, III

s/ Charles E. Dalton                                 Director                   March 28, 2007
--------------------------------------------
Charles E. Dalton

s/ Robert E. Dye, Jr.                                Senior Vice                March 28, 2007
--------------------------------------------         President, Secretary
Robert E. Dye, Jr.                                   and Director


s/ W. Rutledge Galloway                              Director                   March 28, 2007
--------------------------------------------
W. Rutledge Galloway

s/ R. David Land                                     Director                   March 28, 2007
--------------------------------------------
R. David Land


s/ Andrew M. McFall, III                             Director                   March 28, 2007
--------------------------------------------
Andrew M. McFall, III

s/ E. Smyth McKissick, III                           Director                   March 28, 2007
--------------------------------------------
E. Smyth McKissick, III

s/ Eugene W. Merritt, Jr.                            Director                   March 28, 2007
--------------------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                             Chairman and               March 28, 2007
--------------------------------------------
George B. Nalley, Jr.                                Director

s/ G. Weston Nalley                                  Director                   March 28, 2007
--------------------------------------------
G. Weston Nalley

s/ Larry D. Reeves                                   Director                   March 28, 2007
--------------------------------------------
Larry D. Reeves

                                                     Director                   March __, 2007
--------------------------------------------
Timothy J. Reed

s/ R. Riggie Ridgeway                                President, Chief           March 28, 2007
--------------------------------------------         Executive Officer,
R. Riggie Ridgeway                                   and Director


s/ William R. Rowan, III                             Director                   March 28, 2007
--------------------------------------------
William R. Rowan, III

s/ Nell W. Smith                                     Director                   March 28, 2007
--------------------------------------------
Nell W. Smith

                                                     Director                   March __, 2007
--------------------------------------------
D. Gray Suggs

                                                     Director                   March __, 2007
--------------------------------------------
A. J. Thompson, Jr., M. D.

s/ William B. West                                   Executive Vice             March 28, 2007
--------------------------------------------         President, Treasurer
William B. West                                      and Director


                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

3 (i)             Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended September 30, 2004).

3(ii) Bylaws (incorporated by reference to exhibits to Registrant's Current Report on Form 8-K filed June 20, 2005).

4.2 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

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

10.7 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 Form 10-K).

10.8 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.9              Split  Dollar  Agreement  between  the  Company  and  Ralph R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

10.10 Non-competition, Severance and Employment Agreement, dated April 8, 2005 between the Company and L. Andrew Westbrook, III.

10.11             Salary  Continuation  Agreement between the Company and Robert
                  E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.12             Salary  Continuation  Agreement between the Company and Daniel
                  B. Minnis, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.13 Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.14             Salary Continuation  Agreement between the Company and William
                  B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

10.15             Salary  Continuation  Agreement  between  the  Company  and L.
                  Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006)

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.               Consent of Elliott Davis, LLC

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

31.2              Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications