Form 10-Q
period 2007-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2007-05-11
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended                       Commission file
            March 31, 2007                                 000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

       South Carolina                                    57-09581843
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

               1818 East Main Street, Easley, South Carolina           29640
               ---------------------------------------------        ----------
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

                             Yes [ ] No [X]

The number of outstanding shares of the issuer's $1.11 par value common stock as of May 7, 2007 was 6,716,761.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
         (Dollars in thousands except per share data)

                                                                                          March 31,      March 31,      December 31,
                                                                                            2007           2006             2006
                                                                                          Unaudited      Unaudited         Audited
                                                                                          ---------      ---------         -------
ASSETS
CASH AND DUE FROM BANKS ...........................................................       $  10,603       $  10,685        $  10,819
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..........................................             494             422              108
FEDERAL FUNDS SOLD ................................................................           1,323           1,691           12,514
                                                                                          ---------       ---------        ---------
     Total cash and cash equivalents ..............................................          12,420          12,798           23,441
SECURITIES
     Available for sale ...........................................................          77,195          58,397           81,686
     Held to maturity (market value of $13,244, $12,041 and $13,382) ..............          13,337          12,220           13,500
     Other investments, at cost ...................................................           2,562           3,200            4,283
LOANS-less allowance for loan losses of $4,077, $4,026 and $4,070 .................         361,771         377,520          354,011
PREMISES AND EQUIPMENT, net of accumulated depreciation and amortization ..........          11,152          11,093           11,117
ACCRUED INTEREST RECEIVABLE .......................................................           2,705           2,284            3,043
CASH SURRENDER VALUE OF LIFE INSURANCE ............................................          11,036           9,488           10,934
OTHER ASSETS ......................................................................           1,653           2,289            1,799
                                                                                          ---------       ---------        ---------
         TOTAL ASSETS .............................................................       $ 493,831       $ 489,289        $ 503,814
                                                                                          =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..........................................................       $  54,666       $  58,730        $  54,993
     Interest-bearing .............................................................         352,855         337,893          330,052
                                                                                          ---------       ---------        ---------
         Total deposits ...........................................................         407,521         396,623          385,045
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS .......................................          20,942          30,962           18,368
FEDERAL FUNDS PURCHASED ...........................................................             460               -                -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...........................................          14,000          16,500           50,000
ACCRUED INTEREST PAYABLE ..........................................................           3,079           1,939            2,926
OTHER LIABILITIES .................................................................             556             935            1,411
                                                                                          ---------       ---------        ---------
         Total Liabilities ........................................................         446,558         446,959          457,750
                                                                                          ---------       ---------        ---------
SHAREHOLDERS' EQUITY
Common stock - 15,000,000 shares authorized, $1.11
     Par value per share, 6,696,674 shares, 6,267,580 shares
     and 6,666,568 shares outstanding, respectively ...............................           7,433           6,957            7,400
Additional paid-in capital ........................................................          38,722          34,823           38,614
Retained earnings .................................................................             970           1,277               32
Accumulated other comprehensive income (loss) .....................................             148            (727)              18
                                                                                          ---------       ---------        ---------
         Total Shareholders' Equity ...............................................          47,273          42,330           46,064
                                                                                          ---------       ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................       $ 493,831       $ 489,289        $ 503,814
                                                                                          =========       =========        =========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Income                                                               (Unaudited)
       (Dollars in thousands except per share data)                                                       Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2007                 2006
                                                                                                       ----                 ----
INTEREST INCOME
   Interest and fees on loans ........................................................             $    7,255             $    6,937
   Interest on securities
       Taxable .......................................................................                    738                    495
       Tax-exempt ....................................................................                    351                     87
   Interest on federal funds .........................................................                     39                     18
                                                                                                   ----------             ----------
Total interest income ................................................................                  8,383                  7,537
                                                                                                   ----------             ----------
INTEREST EXPENSE
   Interest on deposits ..............................................................                  3,207                  2,331
   Interest on federal funds purchased and securities
       sold under repurchase agreements ..............................................                     88                    184
Interest on notes payable Federal Home Loan Bank .....................................                    397                    246
                                                                                                   ----------             ----------
Total interest expense ...............................................................                  3,692                  2,761
                                                                                                   ----------             ----------
     Net interest income .............................................................                  4,691                  4,776

PROVISION FOR LOAN LOSSES ............................................................                    150                    237
                                                                                                   ----------             ----------
Net interest income after provision for loan losses ..................................                  4,541                  4,539
                                                                                                   ----------             ----------
NON-INTEREST INCOME
   Service charges on deposit accounts ...............................................                    416                    464
   Customer service fees .............................................................                     43                     55
   Mortgage banking ..................................................................                    124                     78
   Brokerage services ................................................................                     27                     77
   Bank owned life insurance .........................................................                    117                     99
   Other noninterest income ..........................................................                    292                    127
   Gain(loss) on sale of assets acquired in settlement of loans ......................                      7                    128
                                                                                                   ----------             ----------
                                                                                                        1,026                  1,028
                                                                                                   ----------             ----------
NON-INTEREST EXPENSES
   Salaries and benefits .............................................................                  2,283                  2,258
   Occupancy .........................................................................                    208                    197
   Equipment .........................................................................                    316                    363
   Marketing and advertising .........................................................                    113                    113
   Communications ....................................................................                     65                     61
   Printing and supplies .............................................................                     45                     43
   Bank paid loan costs ..............................................................                     48                     67
   Director fees .....................................................................                    114                     97
   ATM/Debit card expenses ...........................................................                     78                     73
   Legal and professional fees .......................................................                     78                    212
   Other operating expenses ..........................................................                    467                    396
                                                                                                   ----------             ----------
             Total noninterest expenses ..............................................                  3,815                  3,880
                                                                                                   ----------             ----------
   Income before income taxes ........................................................                  1,752                  1,687
PROVISION FOR INCOME TAXES ...........................................................                    480                    506
                                                                                                   ----------             ----------
   Net income ........................................................................             $    1,272             $    1,181
                                                                                                   ==========             ==========
INCOME PER COMMON SHARE*:
   BASIC .............................................................................             $     0.19             $     0.18
                                                                                                   ==========             ==========
   DILUTED ...........................................................................             $     0.19             $     0.18
                                                                                                   ==========             ==========
WEIGHTED AVERAGE COMMON SHARES*:
   BASIC .............................................................................              6,695,335              6,567,030
                                                                                                   ==========             ==========
   DILUTED ...........................................................................              6,708,535              6,647,510
                                                                                                   ==========             ==========
DIVIDENDS PAID PER COMMON SHARE ......................................................             $     0.05             $     0.05
                                                                                                   ==========             ==========

* 2006 amounts restated for 5% stock dividend declared in December, 2006.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the Three months ended March 31, 2006 and 2007
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                          Accumulated
                                                             Common stock        Additional                  other         Total
                                                             ------------         paid-in      Retained  comprehensive shareholders'
                                                        Shares         Amount     capital      earnings   income(loss)    equity
                                                        ------         ------     -------      --------   ------------    ------
Balance, December 31, 2005 ........................    6,245,356    $   6,932    $  34,684    $     408     $    (853)    $  41,171
Net income ........................................            -            -                     1,181             -         1,181
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $16 ...................            -            -            -            -           126           126
                                                                                                                          ---------
Comprehensive income ..............................                                                                           1,307
Cash dividends ....................................            -            -            -         (312)            -          (312)
Proceeds from stock options exercised .............       22,224           25          124            -             -           149
Stock-based compensation ..........................            -            -           15            -             -            15
                                                       ---------    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2006 ...........................    6,267,580    $   6,957    $  34,823    $   1,277     $    (727)    $  42,330
                                                       =========    =========    =========    =========     =========     =========


Balance, December 31, 2006 ........................    6,666,568    $   7,400    $  38,614    $      32     $      18     $  46,064
Net income ........................................            -            -                     1,272             -         1,272
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $61 ...................            -            -            -            -           130           130
                                                                                                                          ---------
Comprehensive income ..............................                                                                           1,402
Cash dividends ....................................            -            -            -         (334)            -          (334)
Proceeds from stock options exercised .............       30,106           33           92            -             -           125
Stock-based compensation ..........................            -            -           16            -             -            16
                                                       ---------    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2006 ...........................    6,696,674    $   7,433    $  38,722    $     970     $     148     $  47,273
                                                       =========    =========    =========    =========     =========     =========





See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows                                                         (Unaudited)
                         (Dollars in thousands)                                                             Three months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                          2007                 2006
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................................           $  1,272            $  1,181
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of premises and equipment ..................................................               (169)                 (3)
   Gain on sale of assets acquired in settlement of loans ..................................                 (7)               (128)
   Provision for loan losses ...............................................................                150                 237
   Provision (benefit) from deferred income taxes ..........................................               (198)                  -
   Depreciation and amortization ...........................................................                262                 289
   Amortization and accretion (net) of premiums and discounts on securities ................                 13                  36
   Stock-based compensation ................................................................                 16                  15
   Decrease in accrued interest receivable .................................................                338                 157
   Decrease in other assets ................................................................                258               1,357
   Increase (decrease) in accrued interest payable .........................................                153                (342)
   Increase (decrease) in other liabilities ................................................               (855)                 35
                                                                                                       --------            --------
     Net cash provided by operating activities .............................................              1,233               2,834
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ................................................                  -              (1,385)
   Purchases of securities available for sale ..............................................                  -              (2,314)
   Sales (purchases) of other investments ..................................................              1,721              (1,003)
   Proceeds from principal pay-downs on securities available for sale ......................              1,692                 852
   Proceeds from the maturities and calls of securities available for sale .................              3,000               8,250
   Proceeds from the maturity of securities held to maturity ...............................                140                   -
   Investment in bank owned life insurance .................................................               (102)                (85)
   Proceeds from the sale of other real estate owned .......................................                 32                 128
   Net increase in loans ...................................................................             (7,910)             (4,116)
   Proceeds from the sale of premises and equipment ........................................                498                  30
   Purchase of premises and equipment ......................................................               (626)               (902)
                                                                                                       --------            --------
     Net cash used in investing activities .................................................             (1,555)               (545)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ................................................................             22,476               6,274
   Net increase (decrease) in securities sold under repurchase agreements ..................              2,574                (774)
   Net increase (decrease) in federal funds purchased ......................................                460              (4,039)
   Net decrease in notes payable to Federal Home Loan Bank .................................            (36,000)             (1,000)
   Proceeds from the exercise of stock options .............................................                125                 149
   Cash dividend ...........................................................................               (334)               (312)
                                                                                                       --------            --------
     Net cash provided by (used in) financing activities ...................................            (10,699)                298
                                                                                                       --------            --------
     Net increase (decrease) in cash and cash equivalents ..................................            (11,021)              2,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             23,441              10,211
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 12,420            $ 12,798
                                                                                                       ========            ========

CASH PAID FOR
     Interest ..............................................................................           $  3,539            $  3,103
                                                                                                       ========            ========
     Income Taxes ..........................................................................           $     27            $    213
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

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2006 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.05 per common share to shareholders of record March 16, 2007, payable March 30, 2007.

EARNINGS PER SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2007 and 2006 was 6,695,335 and 6,567,030, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,708,535 and 6,647,510 for the three months ended March 31, 2007 and 2006. Weighted average shares in 2006 have been restated to reflect the 5% stock dividend declared in December, 2006.

STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plans. Compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

     The Company has three stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," and the "2004 Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 30,747 shares remain available for exercise under this plan. Under the "2004 Stock Option Plan," the Board of

Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. Under the "1997 Non-Employee Directors Stock Option Plan," non-employee directors of the Company or one the Banks are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date. At March 31, 2007, an aggregate of 370,645 shares were reserved for issuance on exercise of options under all these plans. During the first three months of 2007, options to purchase 9,617 shares were granted with a weighted average fair value of $10.86 per share. The following is a summary of the status of the Company's plans as of March 31, 2007 and changes during the three months ended March 31, 2007.


                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                       Shares          Price
                                                       ------          -----

Outstanding, December 31, 2006 ..................     199,084         $    8.88
Granted .........................................       9,617         $   10.86
Exercised .......................................     (30,106)        $    4.17
Forfeited .......................................           -         $       -
                                                      -------
Outstanding, March 31, 2007 .....................     178,595         $    9.78
                                                      =======

Options Exercisable, March 31, 2007 .............     135,103
                                                      =======


     The "1997 Non-Employee Directors Stock Option Plan" terminated on April 14, 2007, and no further options may be granted under the plan (though outstanding options may still be exercised until their expiration dates). In order to be able to continue to award options to our non-employee directors on the same terms as those provided by the "1997 Non-Employee Directors Stock Option Plan," our Board is proposing that the shareholders adopt the 2007 Non-Employee Directors Stock Option Plan at the Annual Meeting. Further information about this new plan and the proposal to adopt it is provided in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Proposal to Approve the 2007 Non-Employee Director Stock Option Plan."

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2006
Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be attained for any other period.

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

Critical Accounting Policies

     Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in
Item 8, Note 1 to the Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K of Peoples Bancorporation, Inc.

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

     Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses, Loan Loss Experience section of the Company's 2006 Annual Report on Form 10-K and the "Balance Sheet Review--Allowance for Loan Losses" and "Earnings Performance--Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The consolidated Company's net income for the first quarter of 2007 was $1,272,000 or $0.19 per diluted share compared to $1,181,000 or $0.18 per diluted share for the first quarter of 2006, an increase of $91,000 or 7.7%. Return on average equity for the three months ended March 31, 2007 was 11.02% compared to 11.23% for the three months ended March 31, 2006. Return on average assets for the three months ended March 31, 2007 was 1.04% compared to 0.98% for the three months ended March 31, 2006.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $85,000, or 1.8%, to $4,691,000 for the quarter ended March 31, 2007 compared to $4,776,000 for the quarter ended March 31, 2006. The Company's net interest margin was 4.14% for the quarter ended March 31, 2007 compared to 4.25% for the quarter ended March 31, 2006. The decrease in the Company's net interest income and its net interest margin is due to compression of the margin resulting largely from an increase in the Company's cost of interest-bearing funds.

     The Company's total interest income for the first quarter of 2007 was $8,383,000 compared to $7,537,000 for the first quarter of 2006, an increase of $846,000, or 11.2%. Interest and fees on loans, the largest component of total interest income, increased $318,000 in the first quarter of 2007 to $7,255,000 compared to $6,937,000 for the first quarter of 2006, an increase of 4.6%. The increase in interest and fees on loans for the three-month period was primarily due to higher interest rates and fees charged. Interest on taxable securities, the second largest component of total interest income, increased $243,000 in the first quarter of 2007 to $738,000 compared to $495,000 for the first quarter of 2006, an increase of 49.1%. The increase in interest on taxable securities for the three-month period was primarily due to higher average balances in these types of earning assets.

      The Company's total interest expense for the first quarter of 2007 was $3,692,000 compared to $2,761,000 for the first quarter of 2006, an increase of $931,000, or 33.7%. Interest expense on deposits, the largest component of total interest expense, increased $876,000 in the first quarter of 2007 to $3,207,000 compared to $2,331,000 for the first quarter of 2006, an increase of 37.6%. The increase in interest expense on deposits for the three-month period ending March 31, 2007 compared to the same period in 2006 is largely attributable to higher interest rates paid on these accounts as well as higher average balances. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the second largest component of total interest expense, increased $151,000, or 61.4%, to $397,000 for the three months ended March 31, 2007 compared to $246,000 for the three months ended March 31, 2006, largely attributable to higher market interest rates and higher average borrowings. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, decreased $96,000, or 52.2%, to $88,000 in the first quarter of 2007 compared to $184,000 for the first quarter of 2006. This decrease is attributable to lower average balances in these accounts.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended March 31, 2007 was $150,000 compared to $237,000 for the three months March 31, 2006, a decrease of $87,000 or 36.7%. The changes in the Company's provision for loan losses for the first quarter of 2007 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

     Non-interest income decreased $2,000, or 0.2%, to $1,026,000 for the first quarter of 2007 compared to $1,028,000 for the first quarter of 2006. Service fees on deposit accounts, the largest component of non-interest income, decreased $48,000, or 10.3%, to $416,000 for the first quarter of 2007 compared to $464,000 for the first quarter of 2006. This decrease in service fees on deposit accounts is largely attributable to a smaller number of transaction-based deposit accounts.

     Gain (loss) on the sale of assets acquired in settlement of loans decreased $121,000 when comparing the first quarter of 2007 to the same period in 2006. Seven properties were sold during the first quarter of 2006 for a net gain of $128,000 and a single property was sold for a gain of $7,000 during the first quarter of 2007.

     Mortgage banking income increased from $78,000 in the first quarter of 2006 to $124,000 in the first quarter of 2007, an increase of $46,000, or 59.0%. This increase is due to an increase in the volume of residential mortgage loan originations.

     Other noninterest income increased $165,000, or 130.0%, from $127,000 during the first quarter of 2006 to $292,000 for the first quarter of 2007. This increase is largely attributable to a $169,000 gain on the sale of a portion of a parcel of land acquired in 2005 for a new branch office of The Peoples National Bank. Construction of the facility has begun on the remaining portion of the land and is expected to be completed during the fourth quarter of 2007.

     There were no gains realized on the sale of securities available for sale during the first quarters of 2007 or 2006.

Non-interest Expense

      Total non-interest expense decreased $65,000, or 1.7%, to $3,815,000 for the first quarter of 2007 from $3,880,000 for the first quarter of 2006. Salaries and benefits, the largest component of non-interest expense, increased $25,000, or 1.1%, to $2,283,000 for the first quarter of 2007 from $2,258,000 for the first quarter of 2006.

     Occupancy and furniture and equipment expenses decreased $36,000, or 6.4%, to $524,000 in the first quarter of 2007 compared to $560,000 in the first quarter of 2006.

     Legal and professional fees decreased $134,000, or 63.2%, to $78,000 in the first quarter of 2007 compared to $212,000 in the first quarter of 2006. This decrease is largely attributable to legal fees associated with the termination of a former employee of the Company during the first quarter of 2006.

     Director fees increased $17,000, or 17.5%, to $114,000 for the first quarter of 2007 compared to $97,000 during the first quarter of 2006. The increase is attributable to an increase in fees paid for committee meetings and the resumption of the payment of director fees at the Bank of Anderson, which were suspended during the first quarter of 2006.

     Bank paid loan costs decreased $19,000, or 28.4%, to $48,000 in the first quarter of 2007 compared to $67,000 in the first quarter of 2006. The decrease is primarily due to a decrease in lending activity.

     All other operating expenses were $467,000 in the first quarter of 2007 compared to $396,000 for the first quarter of 2006, an increase of $71,000, or 17.9%, due to growth in normal recurring operating expenses.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 79.4% of total earning assets. As of March 31, 2007, the Company held total gross loans outstanding of $365,848,000 an increase of $7,767,000, or 2.2%, from $358,081,000 in total gross loans outstanding at December 31, 2006 and a decrease of $15,698,000, or 4.1%, from $381,546,000 in total gross loans outstanding at March 31, 2006. The decrease in loans from March 31, 2006 when compared to March 31, 2007 is largely attributable to a tightening of credit standards and a change in lending philosophy at Bank of Anderson, N.A. coupled with a softening in loan demand at all three subsidiary banks during the second half of 2006. The increase in outstanding loans since December 31, 2006 is reflective of an increase in overall loan demand, coupled with an increase in marketing efforts. The following table summarizes outstanding loans by type:

Loan Portfolio Composition                                                                       March 31,             December 31,
                                                                                                 ---------             ------------
(Dollars in Thousands)                                                                      2007             2006           2006
                                                                                            ----             ----           ----
                                                                                                 (Unaudited)              (Audited)

Commercial  and  Industrial  - not  secured  by  real estate ....................         $ 44,766         $ 40,602       $ 38,505
Commercial and Industrial - secured by real estate ..............................           94,503           92,733         90,298
Residential real estate - mortgage ..............................................           98,524          107,186         97,835
Residential real estate - construction ..........................................          114,082          123,341        117,465
Consumer loans ..................................................................           13,973           17,684         13,978
                                                                                          --------         --------       --------
     Gross Loans ................................................................         $365,848         $381,546       $358,081
                                                                                          ========         ========       ========

     The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2007 was 8.05% compared to 7.44% for the three months ended March 31, 2006. The Federal Reserve increased the federal funds target rate 50 basis points from March 2006 to June 2006, and has not increased the rate since. A large portion of the Company's adjustable rate loans, which constitute approximately 49.3% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

      The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

      The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks do employ mortgage loan originators who originate such loans that are pre-sold at origination to third parties.

      The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2007, approximately $1,735,000, or 3.9%, of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2007 was $4,077,000, or 1.11% of loans outstanding, compared to $4,070,000, or 1.14% of loans outstanding, at December 31, 2006, and to $4,026,000, or 1.06% of loans outstanding, at March 31, 2006. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past-due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of all borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

      At March 31, 2007 the Company had $914,000 in non-accruing loans, $421,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $239,000 in Other Real Estate Owned. This compares to $993,000 in non-accruing loans, $421,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $271,000 in other real estate owned at December 31, 2006. At March 31, 2006 the Company had $1,715,000 in non-accruing loans, $892,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $751,000 in Other Real Estate Owned. Non-performing loans at March 31, 2007 consisted of $586,000 in mortgage loans, $314,000 in commercial loans and $14,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned were 0.43%, 0.47%, and 0.88% at March 31, 2007, December 31, 2006 and March 31, 2006,
respectively.

      Net charge-offs during the three months ended March 31, 2007 were $143,000 compared to net charge-offs of $727,000 for the year ended December 31, 2006 and net charge-offs of $65,000 for the three months ended March 31, 2006. The allowance for loan losses as a percentage of non-performing loans was 305%, 288%, and 154% as of March 31, 2007, December 31, 2006, and March 31, 2006,
respectively.

     Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management intends to adjust the methodology for determining the allowance for loan losses and will increase the provision and allowance for loan losses. This would likely decrease net income.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of March 31, 2007, December 31, 2006, and March 31, 2006, the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2007 securities totaled $93,094,000, which represents 20.2% of total earning assets. Securities decreased $6,375,000, or 6.4%, from $99,469,000 invested as of December 31, 2006, and increased $19,277,000, or 26.1%, from $73,817,000 invested as of March 31, 2006. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

     At March 31, 2007 the Company's total investments classified as available for sale had an amortized cost of $76,970,000 and a market value of $77,195,000 for an unrealized gain of $225,000. This compares to an amortized cost of $81,658,000 and a market value of $81,686,000 for an unrealized gain of $28,000 on the Company's investments classified as available for sale at December 31, 2006. At March 31, 2006 the Company's total investments classified as available for sale had an amortized cost of $59,645,000 and a market value of $58,397,000 for an unrealized loss of $1,248,000. The changes in the market valuation of the investment portfolio are related to the reinvestment of maturing securities in higher yielding investments coupled with an increase in the outstanding balances of higher yielding securities. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold these securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $11,036,000 at March 31, 2007, an increase of $102,000, or 0.9%, from the $10,934,000 held at
December 31, 2006 and an increase of $1,548,000,  or 16.3%,  from the $9,488,000 held at March 31, 2006. The increase in cash surrender value life insurance since March 31, 2006 is due to the purchase of additional life insurance policies during the fourth quarter of 2006 on certain officers of the Company. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

     The Company's cash and cash equivalents decreased $11,021,000, or 47.0%, to $12,420,000 at March 31, 2007 from $23,441,000 at December 31, 2006, and decreased $378,000, or 3.0%, from $12,798,000 at March 31, 2006. The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $22,476,000, or 5.8%, to $407,521,000 at March 31, 2007 from $385,045,000 at December 31, 2006 and $10,898,000, or 2.7%, from
$396,623,000 at March 31, 2006. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the three months ended March 31, 2007, interest-bearing deposits averaged $338,503,000 compared to $336,118,000 for the same period of 2006. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2007, brokered deposits totaled $31,294,000, compared to $28,999,000 and $13,780,000 in brokered deposits at December 31, 2006 and March 31, 2006, respectively. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

     The average interest rate paid on interest-bearing deposits was 3.79% during the three months ended March 31, 2007 compared to 2.81% for the same period of 2006. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2007, interest-bearing deposits comprised 86.6% of total deposits compared to 85.7% at December 31, 2006 and 85.5% at March 31, 2006.

     The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 79% at March 31, 2007, 77% at December 31, 2006 and 77% at March 31, 2006. Time deposits of $100,000 or more represented 21.8% of total deposits at March 31, 2007, 22.7% at December 31, 2006 and 22.4% at March 31, 2006. The
Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the FHLB. At March 31, 2007 short-term borrowings totaled $30,402,000 and were comprised of $460,000 in federal funds purchased, $9,000,000 in short-term advances from the FHLB and $20,942,000 in securities sold under repurchase agreements. At December 31, 2006 short-term borrowings totaled $63,368,000 and were comprised of $45,000,000 in short-term advances from the FHLB and $18,368,000 in securities sold under repurchase agreements. March 31, 2006 short-term borrowings totaled $42,462,000 and were comprised of $11,500,000 in short-term advances from the FHLB and $30,962,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of March 31, 2007, December 31, 2006, and March 31, 2006.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2007, The Peoples National Bank had total borrowing capacity from the FHLB equal to $60,620,000, and the unused portion of this line of credit was $55,620,000. Bank of Anderson, N. A. had total borrowing capacity from the FHLB equal to $30,660,000, and the unused portion of this line of credit was $21,660,000 at March 31, 2007. Seneca National Bank had established secured lines of credit with the FHLB at March 31, 2007 of $5,480,000, all of which were unused. At March 31, 2007, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $41,540,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

     During the first quarter of 2007, the Company made capital expenditures of approximately $332,000 toward construction of a full-service retail banking office in Greenville, SC for The Peoples National Bank. Additional expenditures in the amount of approximately $1.3 million are expected for the construction of this facility, which is expected be completed in the fourth quarter of 2007. During the first quarter of 2006, the Company also made capital expenditures of approximately $95,000 associated with the purchase of two new LED display signs located at the Powdersville office of The Peoples National Bank and the main office of Seneca National Bank. During the first three months of 2007, the Company also made capital expenditures of approximately $73,000 for general building needs and $166,000 for furniture and equipment purchases. The Company may make other lesser capital expenditures in the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2007, the Banks had issued commitments to extend credit of $116,994,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $9,449,000 at March 31, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Peoples National Bank has an operating lease agreement for its loan processing office in Greenville, South Carolina totaling approximately $12,250 at March 31, 2007. This obligation is payable in installments over the next seven months.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2007:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                       Well                  Adequately
                                                                    Capitalized              Capitalized
                                                 Actual              Requirement             Requirement
                                                 ------              -----------             -----------
                                          Amount     Ratio        Amount       Ratio      Amount      Ratio
                                          ------     -----        ------       -----      ------      -----
Company:
Total Risk-based Capital .............   $ 50,247    12.85%         N/A         N/A      $ 31,282     8.00%
Tier 1 Risk-based Capital ............     46,170    11.81          N/A         N/A        15,638     4.00
Leverage Ratio .......................     46,170     9.27          N/A         N/A        19,922     4.00

The Peoples National Bank:
Total Risk-based Capital .............   $ 29,572    11.98%    $ 24,684        10.00%    $ 19,748     8.00%
Tier 1 Risk-based Capital ............     27,101    10.98       14,809         6.00        9,873     4.00
Leverage Ratio .......................     27,101     9.20       14,729         5.00       11,783     4.00

Bank of Anderson, N. A.:
Total Risk-based Capital .............   $ 13,425    13.16%    $ 10,201        10.00%    $  8,161     8.00%
Tier 1 Risk-based Capital ............     12,168    11.93        6,120         6.00        4,080     4.00
Leverage Ratio .......................     12,168     8.47        7,183         5.00        5,746     4.00

Seneca National Bank:
Total Risk-based Capital .............   $  5,608    13.19%    $  4,252        10.00%    $  3,401     8.00%
Tier 1 Risk-based Capital ............      5,139    12.09        2,550         6.00        1,700     4.00
Leverage Ratio .......................      5,139     9.32        2,757         5.00        2,206     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under SFAS No. 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has analyzed the effects of FIN 48 and has determined that it will have no impact on its financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company's financial conditions or results of operations.

     In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Employers should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006.

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

     In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option provided under SFAS No. 159.

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

     Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of March 31, 2007 the Company was positioned so that net interest income would increase $633,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $511,000 in the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

     Additionally, each of the Company's banking subsidiaries measures anticipated changes in its theoretical economic value of equity in order to ascertain its long-term interest rate risk. This is done by calculating the difference between the theoretical market value of the bank's assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

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

Item 4T.  CONTROLS AND PROCEDURES

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


                                           PEOPLES BANCORPORATION, INC.


Dated:  May 11, 2007                       By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  May 11, 2007                       By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Senior Vice President and CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.                  Description of Exhibit

   31.1                     Rule 13a-14(a)/15d-14(a) Certifications
   31.2                     Rule 13a-14(a)/15d-14(a) Certifications
   32                       Section 1350 Certifications