Form 10-Q
period 2007-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2007-08-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended                Commission file
      ------------------------------                ---------------
              June 30, 2007                           000-20616


                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                 South Carolina                        57-09581843
      -------------------------------               --------------------
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

                             Yes [ ]  No  [X]

  The number of outstanding shares of the issuer's $1.11 par value common stock as of August 6, 2007 was 6,716,761.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                   June 30,           June 30,          December 31,
                                                                                     2007              2006                2006
                                                                                     ----              ----                ----
                                                                                  Unaudited          Unaudited            Audited
ASSETS
CASH AND DUE FROM BANKS ....................................................      $  13,666          $  11,047          $  10,819
INTEREST-BEARING DEPOSITS IN OTHER BANKS ...................................            260                238                108
FEDERAL FUNDS SOLD .........................................................          2,624             16,654             12,514
                                                                                  ---------          ---------          ---------
     Total cash and cash equivalents .......................................         16,550             27,939             23,441
SECURITIES
     Available for sale ....................................................         76,322             54,056             81,686
     Held to maturity (market value of $12,831, $12,530
         and $13,382) ......................................................         13,141             12,793             13,500
       Other investments, at cost ..........................................          3,713              2,375              4,283
LOANS-less allowance for loan losses
     of $3,920, $4,095 and $4,070 ..........................................        382,787            365,803            354,011
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization .........................................         11,418             11,117             11,117
ACCRUED INTEREST RECEIVABLE ................................................          3,076              2,401              3,043
CASH SURRENDER VALUE OF LIFE INSURANCE .....................................         11,138              9,568             10,934
OTHER ASSETS ...............................................................          2,393              2,096              1,799
                                                                                  ---------          ---------          ---------
         TOTAL ASSETS ......................................................      $ 520,538          $ 488,148          $ 503,814
                                                                                  =========          =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ...................................................      $  54,405          $  55,837          $  54,993
     Interest-bearing ......................................................        356,132            352,494            330,052
                                                                                  ---------          ---------          ---------
         Total deposits ....................................................        410,537            408,331            385,045

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ................................         19,665             28,234             18,368
FEDERAL FUNDS PURCHASED ....................................................          1,694                  -                  -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ....................................         38,000              5,000             50,000
ACCRUED INTEREST PAYABLE ...................................................          3,409              2,206              2,926
OTHER LIABILITIES ..........................................................            444              1,105              1,411
                                                                                  ---------          ---------          ---------
         Total Liabilities .................................................        473,749            444,876            457,750
                                                                                  ---------          ---------          ---------
SHAREHOLDERS' EQUITY
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 6,716,761 shares, 6,276,613 shares
       and 6,666,568 shares outstanding, respectively ......................          7,456              6,967              7,400
Additional paid-in capital .................................................         38,769             34,908             38,614
Retained Earnings ..........................................................          1,830              2,109                 32
Accumulated other comprehensive income (loss) ..............................         (1,266)              (712)                18
                                                                                  ---------          ---------          ---------
         Total Shareholders' Equity ........................................         46,789             43,272             46,064
                                                                                  ---------          ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................      $ 520,538          $ 488,148          $ 503,814
                                                                                  =========          =========          =========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
          Consolidated Statements of Income
  (Dollars in thousands except per share and share data)
                      Unaudited

                                                                                 Three Months Ended             Six Months Ended
                                                                                     June 30,                        June 30,
                                                                                     --------                        --------
                                                                                2007         2006             2007            2006
                                                                                ----         ----             ----            ----
INTEREST INCOME
   Interest and fees on loans .........................................    $     7,704    $     7,221     $    14,959    $    14,158
   Interest on securities
       Taxable ........................................................            714            506           1,452          1,001
       Tax-exempt .....................................................            352            101             703            188
   Interest on federal funds ..........................................             23             35              62             53
                                                                           -----------    -----------     -----------    -----------
Total interest income .................................................          8,793          7,863          17,176         15,400
                                                                           -----------    -----------     -----------    -----------
INTEREST EXPENSE
   Interest on deposits ...............................................          3,582          2,566           6,789          4,897
   Interest on federal funds purchased and securities
       sold under repurchase agreements ...............................            114            197             202            381
   Interest on notes payable Federal Home Loan Bank ...................            303            252             700            498
                                                                           -----------    -----------     -----------    -----------
Total interest expense ................................................          3,999          3,015           7,691          5,776
                                                                           -----------    -----------     -----------    -----------
Net interest income ...................................................          4,794          4,848           9,485          9,624
PROVISION FOR LOAN LOSSES .............................................            150            256             300            493
                                                                           -----------    -----------     -----------    -----------
Net interest income after provision for loan losses ...................          4,644          4,592           9,185          9,131
                                                                           -----------    -----------     -----------    -----------
NON-INTEREST INCOME
    Service charges on deposit accounts ...............................            455            491             871            955
    Customer service fees .............................................             29             41              72             96
    Mortgage banking ..................................................            118            125             242            203
    Brokerage services ................................................             56             60              83            137
    Bank owned life insurance .........................................            117             94             234            193
    Gain (loss) on sale of assets acquired in settlement of loans .....              -             (4)              7            124
    Other noninterest income ..........................................            142            126             434            253
                                                                           -----------    -----------     -----------    -----------
              Total noninterest income ................................            917            933           1,943          1,961
                                                                           -----------    -----------     -----------    -----------
NON-INTEREST EXPENSES
   Salaries and benefits ..............................................          2,353          2,228           4,636          4,486
   Occupancy ..........................................................            208            193             416            390
   Equipment ..........................................................            326            334             642            697
   Marketing and advertising ..........................................            103            103             216            216
   Communications .....................................................             57             60             122            121
   Printing and supplies ..............................................             50             47              95             90
   Bank paid loan costs ...............................................             45             70              93            137
   Director fees ......................................................            104             81             218            178
   ATM/Debit card expenses ............................................             85             74             163            147
   Legal and professional fees ........................................             96            142             174            354
   Other operating expenses ...........................................            488            454             955            850
                                                                           -----------    -----------     -----------    -----------
             Total noninterest expenses ...............................          3,915          3,786           7,730          7,666
                                                                           -----------    -----------     -----------    -----------
   Income before income taxes .........................................          1,646          1,739           3,398          3,426
PROVISION FOR INCOME TAXES ............................................            449            593             929          1,099
                                                                           -----------    -----------     -----------    -----------

   Net income .........................................................    $     1,197    $     1,146     $     2,469    $     2,327
                                                                           ===========    ===========     ===========    ===========
INCOME PER COMMON SHARE
   BASIC ..............................................................    $      0.18    $      0.17     $      0.37    $      0.35
                                                                           ===========    ===========     ===========    ===========
   DILUTED ............................................................    $      0.18    $      0.17     $      0.37    $      0.35
                                                                           ===========    ===========     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
   BASIC ..............................................................      6,716,761      6,586,806       6,706,048      6,576,919
                                                                           ===========    ===========     ===========    ===========
   DILUTED ............................................................      6,722,945      6,669,483       6,711,174      6,674,308
                                                                           ===========    ===========     ===========    ===========
CASH DIVIDENDS PAID PER COMMON SHARE ..................................    $      0.05    $      0.05     $      0.10    $      0.10
                                                                           ===========    ===========     ===========    ===========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the six months ended June 30, 2006 and 2007

                    (Dollars in thousands except share date)
                                  (Unaudited)

                                                                                                        Accumulated
                                                        Common stock            Additional                  other         Total
                                                        ------------             paid-in     Retained   comprehensive  shareholders'
                                                    Shares         Amount        capital     earnings   Income (loss)    equity
                                                    ------         ------        -------     --------   -------------    ------
Balance, December 31, 2005 ......................   6,245,356    $    6,932    $   34,684   $      408   $     (853)   $  41,171
Net Income ......................................                                                2,327                     2,327
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale,
   net of income taxes of $48 ...................                                                               141          141
                                                                                                                       ---------
Comprehensive income ............................                                                                          2,468
Cash Dividends ..................................                                                 (626)                     (626)
Proceeds from exercise of stock options
                                                       31,257            35           186                                    221
Stock-based compensation ........................                                      38                                     38
                                                   ----------    ----------    ----------   ----------   ----------    ---------
Balance, June 30, 2006 ..........................   6,276,613    $    6,967    $   34,908   $    2,109   $     (712)   $  43,272
                                                   ==========    ==========    ==========   ==========   ==========    =========

Balance, December 31, 2006 ......................   6,666,568    $    7,400    $   38,614   $       32   $       18    $  46,064
Net Income ......................................                                                2,469                     2,469
Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities available for sale,
     net of income taxes of $652 ................                                                            (1,284)      (1,284)
                                                                                                                       ---------
Comprehensive income ............................                                                                          1,185
Cash Dividends ..................................                                                 (671)                     (671)
Proceeds from exercise of stock
options .........................................      50,193            56           115                                    171
Stock-based compensation ........................                                      40                                     40
                                                   ----------    ----------    ----------   ----------   ----------    ---------
Balance, June 30, 2007 ..........................   6,716,761    $    7,456    $   38,769   $    1,830   $   (1,266)   $  46,789
                                                   ==========    ==========    ==========   ==========   ==========    =========




See Notes to Unaudited Consolidated Financials Statements which are an integral part of these statements.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                          (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                                   --------
                                                                                                           2007                2006
                                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $  2,469           $  2,327
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Gain on sale of premises and equipment ....................................................              (177)                (3)
   Gain on sale of assets acquired in settlement of loans ....................................                (7)              (124)
   Provision for loan losses .................................................................               300                493
   Provision (benefit) for deferred income taxes .............................................              (823)                 -
   Depreciation and amortization .............................................................               531                550
   Amortization and accretion (net) of premiums and discounts on securities ..................                29                 74
   Stock-based compensation ..................................................................                40                 38
   Decrease (increase) in accrued interest receivable ........................................               (33)                40
   Decrease (increase) in other assets .......................................................               873                (13)
   Increase (decrease) in accrued interest payable ...........................................               483                (75)
   Increase (decrease) in other liabilities ..................................................              (967)               204
                                                                                                        --------           --------
     Net cash provided by operating activities ...............................................             2,718              3,511
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................                 -             (1,980)
   Purchases of securities available for sale ................................................            (4,757)            (6,677)
   Sales (purchases) of other investments ....................................................               570               (330)
   Proceeds from principal pay-downs on securities available for sale ........................             3,583              1,915
   Proceeds from the sale of securities available for sale ...................................               315                  -
   Proceeds from the maturities and calls of securities available for sale ...................             4,600             16,050
   Investment in bank owned life insurance ...................................................              (204)              (165)
   Net (increase) decrease in loans ..........................................................           (29,076)             7,345
   Proceeds from the sale of  assets acquired in settlement of loans .........................                32              1,552
   Proceeds from the sale of premises and equipment ..........................................               510                 30
   Purchase of premises and equipment ........................................................            (1,165)            (1,059)
                                                                                                        --------           --------
     Net cash provided by (used in) investing activities .....................................           (25,592)            16,681
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..................................................................            25,492             17,982
   Net increase (decrease) in securities sold under repurchase agreements ....................             1,297             (3,502)
   Net increase (decrease) in federal funds purchased ........................................             1,694             (4,039)
   Net decrease in notes payable to Federal Home Loan Bank ...................................           (12,000)           (12,500)
   Proceeds from the exercise of stock options ...............................................               171                221
   Cash dividend .............................................................................              (671)              (626)
                                                                                                        --------           --------
     Net cash provided (used in) by financing activities .....................................            15,983             (2,464)
                                                                                                        --------           --------
     Net increase (decrease) in cash and cash equivalents ....................................            (6,891)            17,728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            23,441             10,211
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 16,550           $ 27,939
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  7,208           $  5,851
                                                                                                        ========           ========
     Income Taxes ............................................................................          $    697           $    868
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 16, 2007 and June 15, 2007, payable March 30, 2007 and June 29, 2007, respectively.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2007 and 2006 was 6,706,048 and 6,576,919, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 6,711,174 and 6,674,308 for the six months ended June 30, 2007 and 2006. Weighted average shares in 2006 have been restated to reflect the 5% stock dividend declared in December, 2006.

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

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The

"1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 29,934 shares remain available for exercise under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 58,734 shares remain available for exercise under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plans" and the "1997 Non-Employee Directors Stock Option Plan. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At June 30, 2007, an aggregate of 359,645 shares were reserved for issuance on exercise of options under all four of these plans. During the first six months of 2007, options to purchase 20,617 shares were granted with a weighted average fair value of $11.05 per share. The following is a summary of the status of the Company's plans as of June 30, 2007 and changes during the six months ended June 30, 2007.


                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                   Shares             Price
                                                   ------             -----

Outstanding, December 31, 2006 ...............    199,084             $ 8.88
Granted ......................................     20,617             $11.05
Exercised ....................................    (54,520)            $ 3.96
Forfeited ....................................       (956)            $ 9.81
                                                  -------
Outstanding, June 30, 2007 ...................    164,225             $10.78
                                                  =======

Options Exercisable, June 30, 2007 ...........    120,588
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


Critical Accounting Policies

     Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in
Item 8, Note 1 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K of Peoples Bancorporation, Inc.

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

     Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under "Provision and Allowance for Loan Losses, Loan Loss Experience" section of the Company's 2006 Annual Report on Form 10-K and the "Allowance for Loan Losses" and "Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2006 Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be attained for any other period.


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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

     The Company's consolidated net income for the second quarter of 2007 was $1,197,000 or $0.18 per diluted share compared to $1,146,000 or $0.17 per diluted share for the second quarter of 2006, an increase of $51,000 or 4.5%. Net income for the six months ended June 30, 2007 was $2,469,000 or $0.37 per diluted share compared to $2,327,000 or $0.35 per diluted share for the six months ended June 30, 2006, an increase of $142,000 or 6.1%. Return on average equity for the six months and three months ended June 30, 2007 was 10.54% and 10.07% respectively, compared to 10.88% and 10.53% respectively for the six months and three months ended June 30, 2006. Return on average assets for the six months and three months ended June 30, 2007 was 0.99% and 0.95% respectively, compared to 0.96% and 0.94% respectively for the six months and three months ended June 30, 2006. The increases in the Company's net income, diluted earnings per share, return on average equity, and return on average assets in the first half of 2007 are largely attributable to higher average balances and yields of earning assets.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $54,000 or 1.1% to $4,794,000 in the quarter ended June 30, 2007 compared to $4,848,000 in the quarter ended June 30, 2006. For the six months ended June 30, 2007 net interest income before provision for loan losses decreased $139,000 or 1.4% to $9,485,000 compared to $9,624,000 for the six months ended June 30, 2006. The Company's net interest margin for the three months and six months ending June 30, 2007 was 4.07% and 4.09% respectively, compared to 4.25% and 4.25% respectively for the three months and six months ended June 30, 2006.

     The Company's total interest income for the second quarter of 2007 was $8,793,000 compared to $7,863,000 for the second quarter of 2006, an increase of $930,000 or 11.8%. Total interest income for the six months ended June 30, 2007 was $17,176,000 compared to $15,400,000 for the six months ended June 30, 2006, an increase of $1,776,000 or 11.5%. Interest and fees on loans, the largest component of total interest income, increased $483,000 in the second quarter of 2007 to $7,704,000 compared to $7,221,000 for the second quarter of 2006, an increase of 6.7%. Interest and fees on loans increased $801,000 for the six months ended June 30, 2007 to $14,959,000 compared to $14,158,000 for the six months ended June 30, 2006, an increase of 5.7%. The increases in total interest income and interest and fees on loans were primarily due to higher interest rates and fees charged on loans. Interest on taxable securities, the second largest component of total interest income increased $208,000 in the second quarter of 2007 to $714,000 compared to $506,000 for the second quarter of 2006, an increase of 41.1%. Interest on taxable securities increased $451,000 for the six months ended June 30, 2007 to $1,452,000 compared to $1,001,000 for the six months ended June 30, 2006, an increase of 45.1%. The increases in interest on taxable securities were due primarily to higher interest rates and higher average balances. Interest on tax-exempt securities, the second largest component of total interest income increased $251,000 in the second quarter of 2007 to $352,000 compared to $101,000 for the second quarter of 2006, an increase of 248.5%. Interest on tax-exempt securities increased $515,000 for the six months ended June 30, 2007 to $703,000 compared to $188,000 for the six months ended June 30, 2006, an increase of 273.9%. The increases in interest on tax-exempt securities were due primarily to higher average balances and to higher interest rates.

     The Company's total interest expense for the second quarter of 2007 was $3,999,000 compared to $3,015,000 for the second quarter of 2006, an increase of $984,000 or 32.6%. Total interest expense for the six months ended June 30, 2007 was $7,691,000 compared to $5,776,000 for the six months ended June 30, 2006, an increase of $1,915,000 or 33.2%. Interest expense on deposits, the largest component of total interest expense, increased $1,016,000 in the second quarter of 2007 to $3,582,000 compared to $2,566,000 for the second quarter of 2006, an increase of 39.6%. Interest expense on deposits increased $1,892,000 for the six months ended June 30, 2006 to $6,789,000 compared to $4,897,000 for the six months ended June 30, 2006, an increase of 38.6%. The increases in interest expense on deposits are largely attributable to higher interest rates paid on these accounts, as well as higher average balances during the first half of 2007 when compared to the same period of 2006. Interest on notes payable to the Federal Home Loan Bank ("FHLB"), the second largest component of total interest expense, increased $51,000 or 20.2% to $303,000 in the second quarter of 2007 compared to $252,000 for the second quarter of 2006. Interest on notes payable to the Federal Home Loan Bank increased $202,000 or 40.6% to $700,000 in the first half of 2007 compared to $498,000 for the first half of 2006. The increases are largely attributable to higher market interest rates and higher average balances in these accounts during the first half of 2007 when compared to the same period of 2006. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, decreased $83,000 or 42.1% to $114,000 in the second quarter of 2007 compared to $197,000 for the second quarter of 2006. Interest on federal funds purchased and securities sold under repurchase agreements decreased $179,000 or 47.0% to $202,000 in the first half of 2007 compared to $381,000 for the first half of 2006. These decreases are largely attributable to lower average balances in these accounts during the first half of 2007 when compared to the same period of 2006.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended June 30, 2007 was $150,000 compared to $256,000, for the three months ended June 30, 2006, a decrease of $106,000 or 41.4%. The provision for loan losses charged to operations during the six months ended June 30, 2007 decreased $193,000 or 39.1% to $300,000, compared to $493,000 for the six months ended June 30, 2006. The changes in the Company's provision for loan losses for the second quarter and first half of 2007 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses" for further discussion.

Non-interest Income

     Non-interest income decreased $16,000 or 1.7% to $917,000 for the second quarter of 2007 compared to $933,000 for the second quarter of 2006. Non-interest income decreased $18,000 or 0.9% to $1,943,000 for the first half of 2007 compared to $1,961,000 for the first half of 2006. Service fees on deposit accounts, the largest component of non-interest income, decreased $36,000 or 7.3% to $455,000 for the second quarter of 2007 compared to $491,000 for the second quarter of 2006. Service fees on deposit accounts decreased $84,000 or 8.8% to $871,000 for the first six months of 2007 compared to $955,000 for the first six months of 2006. The decreases in service fees on deposit accounts are largely attributable to a smaller number of transaction-based deposit accounts.

     Mortgage banking income decreased $7,000 or 5.6% in the second quarter of 2007 to $118,000 compared to $125,000 in the second quarter of 2006, and increased $39,000 or 19.2% in the first half of 2007 to $242,000 compared to $203,000 in the first half of 2006. These changes in the levels of mortgage banking income are largely due to the substantial swings in the demand for residential mortgage loan originations that occur from time to time.

     Other noninterest income increased $16,000 or 12.7% to $142,000 for the second quarter of 2007 compared to $126,000 for the second quarter of 2006. Other noninterest income increased $181,000 or 71.5% to $434,000 for the first half of 2007 compared to $253,000 for the first half of 2006. This substantial increase is largely attributable to a $169,000 gain on the sale of a portion of a parcel of land acquired in 2005 for a new branch office of The Peoples National Bank. Construction of the facility has begun on the remaining portion of the land and is expected to be completed during the fourth quarter of 2007.

     There were no gains realized on the sale of available for sale securities during the second quarter and first half of 2007 and 2006.

Non-interest Expense

     Total non-interest expense increased $129,000 or 3.4% to $3,915,000 for the second quarter of 2007 from $3,786,000 for the second quarter of 2006. Total non-interest expense increased $64,000 or 0.8% to $7,730,000 for the first half of 2007 from $7,666,000 for the first half of 2006. Salaries and benefits, the largest component of non-interest expense, increased $125,000 or 5.6%, to $2,353,000 for the second quarter of 2007 from $2,228,000 for the second quarter of 2006. Salaries and benefits increased $150,000 or 3.3%, to $4,636,000 for the first half of 2007 from $4,486,000 for the first half of 2006. The increases in salaries and benefits are primarily due to normal salary increases and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expense increased $7,000 or 1.3% to $534,000 in the second quarter of 2007 compared to $527,000 in the second quarter of 2006. Occupancy and furniture and equipment expenses decreased $29,000 or 2.7% to $1,058,000 for the first half of 2007 from $1,087,000 for the first half of 2006.

     Legal and professional fees decreased $46,000 or 32.4% to $96,000 in the second quarter of 2007 compared to $142,000 in the second quarter of 2006. Legal and professional fees decreased $180,000 or 50.8% to $174,000 for the first half of 2007 compared to $354,000 in the first half of 2006. These decreases are largely attributable to legal fees associated with the termination of a former employee of the Company incurred during the first half of 2006.

     Director fees increased $23,000 or 28.4% to $104,000 for the second quarter of 2007 compared to $81,000 in the second quarter of 2006. Director fees increased $40,000 or 22.5% to $218,000 for the first half of 2007 compared to $178,000 for the first half of 2006, largely due to an increase in fees paid for committee meetings and the resumption of the payment of director fees at the Bank of Anderson, N. A., which were suspended during the first quarter of 2006.

     All other operating expenses were $828,000 in the second quarter of 2007 compared to $808,000 for the second quarter of 2006, an increase of $20,000 or 2.5%. All other operating expense increased $83,000 or 5.3% to $1,644,000 for the first half of 2007 from $1,561,000 for the first half of 2006.

Income Taxes

     The provision for income taxes decreased $144,000 or 24.3% to $449,000 for the second quarter of 2007 compared to $593,000 for the second quarter of 2006. The provision for income taxes decreased $170,000 or 15.5% to $929,000 for the first half of 2007 compared to $1,099,000 for the first half of 2006. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 80.1% of total earning assets. As of June 30, 2007, the Company held total gross loans outstanding of $386,707,000 an increase of $28,626,000, or 8.0%, from $358,081,000 in total gross loans outstanding at December 31, 2006 and an increase of $16,809,000, or 4.5%, from $369,898,000 in total gross loans outstanding at June 30, 2006. The increase in outstanding loans is reflective of an increase in overall loan demand, coupled with an increase in marketing efforts. The following table summarizes outstanding loans by type:


Loan Portfolio Composition                                                                      June 30,               December 31,
                                                                                                --------               ------------
(Dollars in Thousands)                                                                   2007               2006            2006
                                                                                         ----               ----            ----
                                                                                               (Unaudited)               (Audited)

Commercial and Industrial - not secured by real estate ....................           $ 42,252           $ 39,626         $ 38,505
Commercial and Industrial - secured by real estate ........................            104,646             92,169           90,298
Residential real estate - mortgage ........................................            100,563            105,312           97,835
Residential real estate - construction ....................................            125,193            116,515          117,465
Consumer loans ............................................................             14,053             16,276           13,978
                                                                                      --------           --------         --------
     Gross Loans ..........................................................           $386,707           $369,898         $358,081
                                                                                      ========           ========         ========

      The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2007 was 8.17% and 8.20% respectively, compared to 7.56% and 7.66% respectively for the six months and three months ended June 30, 2006. The Federal Reserve increased the federal funds target rate by 50 basis points during the second quarter of 2006, culminating a two-year period during which it increased the federal funds target rate seventeen times for a total of 425 basis points. The Federal Reserve has not changed interest rates since June 2006. A large portion of the Company's adjustable-rate loans, which constitute 48% of the loan portfolio, reprice almost immediately following an interest rate change by the Federal Reserve.

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

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limit and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2007 approximately $4,677,000 or 11.1% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2007 was $3,920,000 or 1.01% of loans outstanding compared to $4,070,000 or 1.14% of loans outstanding at
December 31, 2006 and compared to $4,095,000 or 1.11% of loans outstanding at June 30, 2006. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At June 30, 2007 the Company had $919,000 in non-accruing loans, $419,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $359,000 in other real estate owned. This compares to $993,000 in non-accruing loans, $421,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $271,000 in other real estate owned at December 31, 2006. At June 30, 2006, the Company had $1,768,000 in non-accruing loans, $645,000 in restructured loans, $93,000 in loans more than ninety days past due and still accruing interest, and $586,000 in other real estate owned. Non-performing loans at June 30, 2007 consisted of $587,000 in mortgage loans, $314,000 in commercial loans and $18,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.44%, 0.47%, and 0.83% at each of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

     Net charge-offs during the first six months of 2007 were $450,000 compared to net charge-offs of $253,000 for the first six months of 2006 and net charge-offs of $727,000 for the year ended December 31, 2006. The allowance for loan losses as a percentage of non-performing loans was 293%, 288%, and 163% as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of June 30, 2007, December 31, 2006, and June 30, 2006, the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2007 securities totaled $93,176,000, which represents 19.3% of total earning assets. Securities held at June 30, 2007 decreased $6,293,000 or 6.3% from $99,469,000 invested as of December 31, 2006 and increased $23,952,000 or 34.6% from $69,224,000 invested as of June 30, 2006. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

     At June 30, 2007 the Company's total investments classified as available for sale had an amortized cost of $78,241,000 and a market value of $76,322,000 for an unrealized loss of $1,919,000. At December 31, 2006 the Company's total investments classified as available for sale had an amortized cost of $81,658,000 and a market value of $81,686,000 for an unrealized gain of $28,000. This compares to an amortized cost of $55,135,000 and a market value of $54,056,000 for an unrealized loss of $1,079,000 on the Company's investments classified as available for sale at June 30, 2006. The changes in market valuation of the securities portfolio are related to changes in interest rates and not the credit quality of the issuer. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than the book value, the Company has the ability and intent to hold these securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $11,138,000 at June 30, 2007, an increase of $204,000 or 1.9% from the $10,934,000 held at December 31, 2006 and an increase of $1,570,000 or 16.4% from the $9,568,000 held at June 30, 2006. The increase in cash surrender value of life insurance since June 2006 is due to the purchase of additional life insurance policies during the fourth quarter of 2006 on certain officers of the Company. Earnings from the ownership of these policies are informally used to offset portions of the cost of certain employee-related benefits.


Cash and Cash Equivalents

     The Company's cash and cash equivalents decreased $6,891,000 or 29.4% to $16,550,000 at June 30, 2007 from $23,441,000 at December 31, 2006 and decreased
$11,389,000 or 40.8% from  $27,939,000 at June 30, 2006. The substantial  swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits increased $25,492,000 or 6.6% to $410,537,000 at June 30, 2007 from $385,045,000 at December 31, 2006 and increased $2,206,000 or 0.5%
from $408,331,000 at June 30, 2006. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first six months of 2007, interest-bearing deposits averaged $346,613,000 compared to $338,644,000 for the first six months of 2006. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. On June 30, 2007 brokered deposits totaled $22,240,000. On December 31, 2006 and June 30, 2006 there were $28,999,000 and $28,235,000 in brokered deposits, respectively.

     The average interest rate paid on interest-bearing deposits was 3.95% for the first six months of 2007 compared to 2.92% for the first six months of 2006. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2007 interest-bearing deposits comprised 86.3% of total deposits compared to 85.7% at December 31, 2006 and 86.3% at June 30, 2006.

     The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 78% at June 30, 2007, 77% at December 31, 2006 and 77% at June 30, 2006. Time deposits of $100,000 or more represented 22.9% of total deposits at June 30, 2007, 22.7% at December 31, 2006 and 21.9% at June 30, 2006. The Company's larger-denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the FHLB. At June 30, 2007 short-term borrowings totaled $59,359,000 and were comprised of $19,665 in securities sold under repurchase agreements, $1,694,000 in federal funds purchased, and $38,000,000 in short-term advances from the FHLB. At December 31, 2006 short-term borrowings totaled $63,368,000 and were comprised of $18,368,000 in securities sold under repurchase agreements, and $45,000,000 in short-term advances from the FHLB. At June 30, 2006 short-term borrowings totaled $28,234,000 and were comprised entirely of securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of December 31, 2006, and June 30, 2006. This long-term advance from the FHLB was converted to a short-term advance during the second quarter of 2007.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2007, The Peoples National Bank had total borrowing capacity from the FHLB equal to $59,530,000, and the unused portion of this line of credit was $34,530,000. Bank of Anderson, N. A. had total borrowing capacity from the FHLB equal to $28,500,000, and the unused portion of this line of credit was $15,500,000 at June 30, 2007. Seneca National Bank had established secured lines of credit with the FHLB at June 30, 2007 of $5,730,000, all of which were unused. At June 30, 2007, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $40,306,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

     During the first half of 2007, the Company made capital expenditures of approximately $847,000 toward construction of a full-service retail banking office in Greenville, South Carolina for The Peoples National Bank. Additional expenditures in the amount of approximately $918,000 are expected for the construction of this facility, which is expected to be completed in the fourth quarter of 2007. During the first half of 2007, the Company also made capital expenditures of approximately $95,000 associated with the purchase of two new LED display signs located at the Powdersville office of The Peoples National Bank and the main office Seneca National Bank. During the first half of 2007, the Company also made capital expenditures of approximately $92,000 for general building needs and $452,000 for furniture and equipment purchases.

     The Company is currently considering the acquisition of an existing retail banking facility. The Company anticipates capital expenditures of approximately $750,000 to purchase, renovate, equip, and furnish this facility. The Company may make other lesser capital expenditures in the normal course of business

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At June 30, 2007, the Banks had issued commitments to extend credit of $113,502,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $6,047,000 at June 30, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Peoples National Bank has an operating lease agreement for its loan-processing office in Greenville, South Carolina totaling approximately $7,000 at June 30, 2007. This obligation is payable in installments over the next four months.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2007:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                                        Well                       Adequately
                                                                                     Capitalized                  Capitalized
                                                          Actual                     Requirement                  Requirement
                                                          ------                     -----------                  -----------
                                                  Amount         Ratio         Amount           Ratio       Amount           Ratio
                                                  ------         -----         ------           -----       ------           -----
Company:
Total Risk-based Capital ...............         $51,975         12.55%          N/A              N/A       $33,131          8.00%
Tier 1 Risk-based Capital ..............          48,055         11.60           N/A              N/A        16,571          4.00
Leverage Ratio .........................          48,055          9.13           N/A              N/A        21,054          4.00

The Peoples National Bank:
Total Risk-based Capital ...............         $29,965         11.55%      $25,944            10.00%      $20,755          8.00%
Tier 1 Risk-based Capital ..............          27,655         10.66        15,566             6.00        10,377          4.00
Leverage Ratio .........................          27,655          9.04        15,296             5.00        12,237          4.00

Bank of Anderson, N. A.:
Total Risk-based Capital ...............         $13,674         12.77%      $10,708            10.00%      $ 8,566          8.00%
Tier 1 Risk-based Capital ..............          12,417         11.59         6,428             6.00         4,285          4.00
Leverage Ratio .........................          12,417          8.56         7,253             5.00         5,802          4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 5,683         12.14%      $ 4,681            10.00%      $ 3,745          8.00%
Tier 1 Risk-based Capital ..............           5,216         11.14         2,809             6.00         1,873          4.00
Leverage Ratio .........................           5,216          8.53         3,057             5.00         2,446          4.00

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

     Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of June 30, 2007 the Company was positioned so that net interest income would increase $637,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $408,000 in the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

On May 17, 2007, The Company held its Annual Meeting of Shareholders. The voting results of the 2006 Annual Meeting of Shareholders follows.

Proposal #1 - Election of Directors

The following persons were elected as Directors to serve for the terms set forth below with 5,223,570 shares voted, representing 78% of the total shares entitled to vote:
                                                          Broker
                               For          Withheld    Non-Votes   Term (years)
                               ---          --------    ---------   ------------
Paul C. Aughtry, III ......  5,045,831       177,739        0             3
R. David Land .............  5,043,511       180,059        0             3
Eugene W. Merritt, Jr. ....  5,041,702       181,868        0             3
George B. Nalley, Jr. .....  5,044,831       178,739        0             3
A. J. Thompson, Jr. .......  4,997,976       225,594        0             3
Timothy J. Reed ...........  5,045,831       177,739        0             2
D. Gray Suggs .............  5,035,723       187,847        0             1

The following persons continue to serve as directors for the terms indicated.

                                                            Year Term Ends
                                                            --------------
              Charles E. Dalton                               2008
              George Weston Nalley                            2008
              Larry D. Reeves                                 2008
              R. Riggie Ridgeway                              2008
              William R. Rowan, III                           2008
              Robert E. Dye, Jr.                              2009
              W. Rutledge Galloway                            2009
              E. Smyth McKissick, III                         2009
              William B. West                                 2009

Additionally, as reported in a Form 8-K filed July 20, 2007, as a meeting on July 19, 2007, the Board of Directors elected L. Andrew Westbrook, III, to the Company's Board of Directors. Mr. Westbrook is President of The Peoples National Bank and Bank of Anderson, N. A.

Proposal #2 - Approval of the Peoples Bancorporation, Inc. 2007 Non-Employee Directors Stock Option Plan

The shareholders approved the Peoples Bancorporation, Inc. 2007 Non-Employee Directors Stock Option Plan with 3,314,081 or 63% voting in favor, 373,697 shares voting against, 65,319 shares abstaining and 1,470,473 broker non-votes.

Item 6.  Exhibits

                      Exhibits.

10       Peoples Bancorporation 2007 Non-Employee Directors Stock Option Plan
31.1     Rule 13a-14(a)/15d-14(a) Certifications
31.2     Rule 13a-14(a)/15d-14(a) Certifications
32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEOPLES BANCORPORATION, INC.


Dated:  August 13, 2007                    By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  President and CEO


Dated:  August 13, 2007                    By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Sr. Vice President & CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.       Description of Exhibit

10          Peoples Bancorporation 2007 Non-Employee Directors Stock Option Plan
31.1        Rule 13a-14(a)/15d-14(a) Certifications
31.2        Rule 13a-14(a)/15d-14(a) Certifications
32          Section 1350 Certifications