Form 10-Q
period 2007-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2007-11-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                          September 30, 2007 000-20616

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

                             Yes [ ] No [X]

     The number of outstanding shares of the issuer's $1.11 par value common stock as of November 2, 2007 was 6,720,875.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
           (Dollars in thousands except share data)

                                                                                       September 30,    September 30,   December 31,
                                                                                           2007             2006            2006
                                                                                         Unaudited        Unaudited        Audited
ASSETS
CASH AND DUE FROM BANKS ..........................................................      $  10,679        $  10,180        $  10,819
INTEREST-BEARING DEPOSITS IN OTHER BANKS .........................................            466              412              108
FEDERAL FUNDS SOLD ...............................................................          3,439            3,750           12,514
                                                                                        ---------        ---------        ---------
     Total cash and cash equivalents .............................................         14,584           14,342           23,441
SECURITIES
     Available for sale ..........................................................         80,397           95,092           81,686
     Held to maturity (market value of $13,0421, $13,397 and $13,382) ............         13,121           13,523           13,500
       Other investments, at cost ................................................          3,344            3,920            4,283
LOANS-less allowance for loan losses of $3,994, $4,081 and $4,070 ................        396,483          356,959          354,011
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...............................................         12,432           11,043           11,117
ACCRUED INTEREST RECEIVABLE ......................................................          3,149            2,736            3,043
CASH SURRENDER VALUE OF LIFE INSURANCE ...........................................         11,242            9,646           10,934
OTHER ASSETS .....................................................................          2,421            1,956            1,799
                                                                                        ---------        ---------        ---------
         TOTAL ASSETS ............................................................      $ 537,173        $ 509,217        $ 503,814
                                                                                        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .........................................................      $  51,146        $  60,034        $  54,993
     Interest-bearing ............................................................        373,621          327,330          330,052
                                                                                        ---------        ---------        ---------
         Total deposits ..........................................................        424,767          387,364          385,045
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ..................................................................         22,479           28,083           18,368
FEDERAL FUNDS PURCHASED ..........................................................            358                -                -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ..........................................         36,000           45,000           50,000
ACCRUED INTEREST PAYABLE .........................................................          4,070            2,743            2,926
OTHER LIABILITIES ................................................................            574            1,202            1,411
                                                                                        ---------        ---------        ---------
         Total Liabilities .......................................................        488,248          464,392          457,750
                                                                                        ---------        ---------        ---------
SHAREHOLDERS' EQUITY*
Common Stock - 15,000,000 shares authorized, $1.11
     Par value per share, 7,056,919 shares, 6,949,241 shares .....................          7,833            7,347            7,400
       and 6,999,897 shares outstanding, respectively.
Additional paid-in capital .......................................................         38,943           35,056           38,614
Retained Earnings ................................................................          2,302            2,747               32
Accumulated other comprehensive income (loss) ....................................           (153)            (325)              18
                                                                                        ---------        ---------        ---------
         Total Shareholders' Equity ..............................................         48,925           44,825           46,064
                                                                                        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................      $ 537,173        $ 509,217        $ 503,814
                                                                                        =========        =========        =========


* Share and per share data for 2006 has been restated to reflect the 5% stock dividend to be issued in January 2008 and 2007 per share data has been recalculated assuming the effect of the 5% stock dividend as if it had occurred.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

  Peoples Bancorporation, Inc. and Subsidiaries
          Consolidated Statements of Income
  (Dollars in thousands except per share and share data)                      Three Months Ended               Nine Months Ended
                      Unaudited                                                  September 30,                   September 30,
                                                                              2007           2006             2007           2006
                                                                              ----           ----             ----           ----
INTEREST INCOME
   Interest and fees on loans ......................................      $    8,042      $    7,283      $   23,001      $   21,441
   Interest on securities
       Taxable .....................................................             752             628           2,204           1,629
       Tax-exempt ..................................................             356             163           1,059             351
   Interest on federal funds .......................................              43             136             105             189
                                                                          ----------      ----------      ----------      ----------
Total interest income ..............................................           9,193           8,210          26,369          23,610
                                                                          ----------      ----------      ----------      ----------

INTEREST EXPENSE
   Interest on deposits ............................................           3,753           2,899          10,542           7,796
   Interest on federal funds purchased and securities
       sold under repurchase agreements ............................             134             199             336             580
   Interest on notes payable Federal Home Loan Bank ................             523             171           1,223             669
                                                                          ----------      ----------      ----------      ----------
Total interest expense .............................................           4,410           3,269          12,101           9,045
                                                                          ----------      ----------      ----------      ----------
Net interest income ................................................           4,783           4,941          14,268          14,565
PROVISION FOR LOAN LOSSES ..........................................             150             225             450             718
                                                                          ----------      ----------      ----------      ----------
Net interest income after provision for loan losses ................           4,633           4,716          13,818          13,847
                                                                          ----------      ----------      ----------      ----------
NON-INTEREST INCOME
    Service charges on deposit accounts ............................             467             433           1,338           1,388
    Customer service fees ..........................................              23              35              95             131
    Mortgage banking ...............................................             110             124             352             327
    Brokerage services .............................................              64              59             147             196
    Bank owned life insurance ......................................             119              93             353             286
    Gain on sale of assets acquired in settlement of loans .........               9              35              16             159
    Other noninterest income .......................................             133             116             567             369
                                                                          ----------      ----------      ----------      ----------
              Total noninterest income .............................             925             895           2,868           2,856
                                                                          ----------      ----------      ----------      ----------
NON-INTEREST EXPENSES
   Salaries and benefits ...........................................           2,335           2,203           6,971           6,689
   Occupancy .......................................................             216             205             632             595
   Equipment .......................................................             349             335             991           1,032
   Marketing and advertising .......................................             100             103             316             319
   Communications ..................................................              61              60             183             181
   Printing and supplies ...........................................              43              40             138             130
   Bank paid loan costs ............................................              45              44             138             181
   Director fees ...................................................             112              82             330             260
   ATM/Debit card expenses .........................................              98              77             261             224
   Legal and professional fees .....................................             105              88             279             442
   Other operating expenses ........................................             489             445           1,444           1,295
                                                                          ----------      ----------      ----------      ----------
             Total noninterest expenses ............................           3,953           3,682          11,683          11,348
                                                                          ----------      ----------      ----------      ----------
   Income before income taxes ......................................           1,605           1,929           5,003           5,355
PROVISION FOR INCOME TAXES .........................................             424             608           1,353           1,707
                                                                          ----------      ----------      ----------      ----------

   Net income ......................................................      $    1,181      $    1,321      $    3,650      $    3,648
                                                                          ==========      ==========      ==========      ==========
INCOME PER COMMON SHARE *
   BASIC ...........................................................      $     0.17      $     0.19      $     0.52      $     0.53
                                                                          ==========      ==========      ==========      ==========
   DILUTED .........................................................      $     0.17      $     0.19      $     0.52      $     0.52
                                                                          ==========      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES *
   BASIC ...........................................................       7,055,759       6,940,751       7,046,153       6,917,426
                                                                          ==========      ==========      ==========      ==========
   DILUTED .........................................................       7,058,568       7,025,386       7,050,166       7,005,920
                                                                          ==========      ==========      ==========      ==========

CASH DIVIDENDS PAID PER COMMON SHARE ...............................      $     0.05      $     0.05      $     0.15      $     0.15
                                                                          ==========      ==========      ==========      ==========

* Share and per share data for 2006 has been restated to reflect the 5% stock dividend to be issued in January 2008 and 2007 per share data has been recalculated assuming the effect of the 5% stock dividend as if it had occurred.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
             for the nine months ended September 30, 2006 and 2007

                    (Dollars in thousands except share data)
                                  (Unaudited)                                                           Accumulated
                                                           Common stock        Additional                    other         Total
                                                          ------------          paid-in      Retained   comprehensive  shareholders'
                                                      Shares         Amount     capital      earnings   Income (loss)     equity
                                                      ------         ------     -------      --------   -------------     ------
Balance, December 31, 2005* .....................  6,885,505    $    7,279    $   34,705   $       40    $     (853)   $   41,171
Net Income ......................................                                               3,648                       3,648
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $273 ................                                                               528           528
                                                                                                                       ----------
Comprehensive income ............................                                                                           4,176
Cash Dividends ..................................                                                (941)                       (941)
Proceeds from exercise of stock options .........     63,736            68           289                                      357
Stock-based compensation ........................                                     62                                       62
                                                   ---------    ----------    ----------   ----------    ----------    ----------
Balance, September 30, 2006* ....................  6,949,241    $    7,347    $   35,056   $    2,747    $     (325)   $   44,825
                                                   =========    ==========    ==========   ==========    ==========    ==========

Balance, December 31, 2006* .....................  6,999,897    $    7,773    $   38,614   $     (341)   $       18    $   46,064
Net Income ......................................                                               3,650                       3,650
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income taxes of $79 .................                                                              (171)         (171)
                                                                                                                       ----------
Comprehensive income ............................                                                                           3,479
Cash Dividends ..................................                                               (1,007)                    (1,007)
Proceeds from exercise of stock options .........     57,022            60           144                                      204
Tax benefit of stock options exercised ..........                                    119                                      119
Stock-based compensation ........................                                     66                                       66
                                                   ---------    ----------    ----------   ----------    ----------    ----------
Balance, September 30, 2007* ....................  7,056,919    $    7,833    $   38,943   $    2,302    $     (153)   $   48,925
                                                   =========    ==========    ==========   ==========    ==========    ==========


* Share and per share data for 2006 has been restated to reflect the 5% stock dividend to be issued in January 2008 and 2007 per share data has been recalculated assuming the effect of the 5% stock dividend as if it had occurred.


See Notes to Unaudited Consolidated Financials Statements which are an integral part of these statements.

              Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows                                                          (Unaudited)
                          (Dollars in thousands)                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                         2007                 2006
                                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................................           $  3,650            $  3,648
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Gain on sale of premises and equipment ..................................................               (177)                 (3)
   Gain on sale of assets acquired in settlement of loans ..................................                 (7)               (159)
   Provision for loan losses ...............................................................                450                 718
   Provision (benefit) for deferred income taxes ...........................................               (253)                  -
   Depreciation and amortization ...........................................................                810                 819
   Amortization and accretion (net) of premiums and
     discounts on securities ...............................................................                 43                 101
   Stock-based compensation ................................................................                 66                  62
   Increase in accrued interest receivable .................................................               (106)               (295)
   Increase in other assets ................................................................               (385)               (300)
   Increase in accrued interest payable ....................................................              1,144                 462
   Increase (decrease) in other liabilities ................................................               (837)                301
                                                                                                       --------            --------
     Net cash provided by operating activities .............................................              4,398               5,354
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ................................................                  -              (2,893)
   Purchases of securities available for sale ..............................................             (9,171)            (60,201)
   Sales (purchases) of other investments ..................................................                939              (1,875)
   Proceeds from principal pay-downs on securities available for sale ......................              5,621               3,351
   Proceeds from the sale of securities available for sale .................................                  -                 335
   Proceeds from the maturities and calls of securities available for sale .................              4,600              27,350
   Proceeds from the maturity of securities held to maturity ...............................                315                 160
   Investment in bank owned life insurance .................................................               (308)               (243)
   Net (increase) decrease in loans ........................................................            (42,922)             15,964
   Proceeds from the sale of  assets acquired in settlement of loans .......................                112               1,915
   Proceeds from the sale of premises and equipment ........................................                510                  30
   Purchase of premises and equipment ......................................................             (2,458)             (1,355)
                                                                                                       --------            --------
     Net cash used in investing activities .................................................            (42,762)            (17,462)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits .....................................................             39,722              (2,985)
   Net increase (decrease) in securities sold under repurchase
     agreements ............................................................................              4,111              (3,653)
   Net increase (decrease) in federal funds purchased ......................................                358              (4,039)
   Net increase (decrease) in notes payable to Federal Home Loan Bank ......................            (14,000)             27,500
   Proceeds from the exercise of stock options .............................................                204                 357
   Tax benefit of stock options exercised ..................................................                119                   -
   Cash dividend ...........................................................................             (1,007)               (941)
                                                                                                       --------            --------
     Net cash provided by financing activities .............................................             29,507              16,239
                                                                                                       --------            --------
     Net increase (decrease) in cash and cash equivalents ..................................             (8,857)              4,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             23,441              10,211
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 14,584            $ 14,342
                                                                                                       ========            ========

CASH PAID FOR
     Interest ..............................................................................           $ 10,957            $  8,583
                                                                                                       ========            ========
     Income Taxes ..........................................................................           $  1,082            $  1,553
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

COMMON STOCK

     The Board of Directors declared cash dividends of $0.05 per common share to shareholders of record March 16, 2007, June 15, 2007 and September 14, 2007, payable March 30, 2007, June 29, 2007 and September 28, 2007, respectively.

     The Company declared a five percent common stock dividend on October 18, 2007, payable January 4, 2008 to shareholders of record December 21, 2007. Share and per share data for 2006 has been restated to reflect this transaction and 2007 per share data has been calculated assuming the effect of the five percent stock dividend as if it had occurred on January 1, 2007.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2007 and 2006 was 7,046,153 and 6,917,426, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,050,166 and 7,005,920 for the nine months ended September 30, 2007 and 2006. Weighted average shares in 2006 have been restated to reflect the 5% stock dividend declared in December, 2006.

STOCK BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," to account for compensation costs under its stock option plans. Compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 31,428 shares remain outstanding and exercisable under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 51,857 shares remain outstanding and exercisable under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plan" and the "1997 Non-Employee Directors Stock Option Plan." The exercise price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earliest of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At September 30, 2007, an aggregate of 357,145 shares were reserved for issuance on exercise of options under all four of these plans. During the first nine months of 2007, options to purchase 24,273 shares were granted with a weighted average fair value of $10.49 per share. The following is a summary of the aggregate status of the Company's plans as of September 30, 2007 and changes during the nine months ended September 30, 2007.

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                         Shares        Price
                                                         ------        -----

Outstanding, December 31, 2006 ....................     209,038        $ 8.46
Granted ...........................................      24,273        $10.49
Exercised .........................................     (61,566)       $ 4.04
Forfeited .........................................      (3,999)       $11.67
                                                        -------
Outstanding, September 30, 2007 ...................     167,746        $10.29
                                                        =======

Options Exercisable, September 30, 2007 ...........     125,998
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

     Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under "Provision and Allowance for Loan Losses, Loan Loss Experience" section of the Company's 2006 Annual Report on Form 10-K and the "Allowance for Loan Losses" and "Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 2006 Annual Report of Peoples Bancorporation, Inc. on Form 10-K. Results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be attained for any other period.

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

     Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from nine banking offices located in the Upstate Area of South Carolina.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

The Company's consolidated net income for the third quarter of 2007 was $1,181,000 or $0.17 per diluted share compared to $1,321,000 or $0.19 per diluted share for the third quarter of 2006, a decrease of $140,000 or 10.6%. Net income for the nine months ended September 30, 2007 was $3,650,000 or $0.52 per diluted share compared to $3,648,000 or $0.52 per diluted share for the nine months ended September 30, 2006, an increase of $2,000 or 0.1%. Return on average equity for the nine months and three months ended September 30, 2007 was 10.23% and 9.64% respectively, compared to 11.18% and 11.73% respectively for the nine months and three months ended September 30, 2006. Return on average assets for the nine months and three months ended September 30, 2007 was 0.96% and 0.89% respectively, compared to 1.00% and 1.06% respectively for the nine months and three months ended September 30, 2006.

Interest Income, Interest Expense and Net Interest Income

     The largest component of the Company's income is net interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $158,000 or 3.2% to $4,783,000 in the quarter ended September 30, 2007 compared to $4,941,000 in the quarter ended September 30, 2006. For the nine months ended September 30, 2007 net interest income before provision for loan losses decreased $297,000 or 2.0% to $14,268,000 compared to $14,565,000 for the nine months ended September 30, 2006. The Company's net interest margin for the three months and nine months ending September 30, 2007 was 3.81% and 4.00% respectively, compared to 4.25% and 4.25% respectively for the three months and nine months ended September 30, 2006.

     The Company's total interest income for the third quarter of 2007 was $9,193,000 compared to $8,210,000 for the third quarter of 2006, an increase of $983,000 or 12.0%. Total interest income for the nine months ended September 30, 2007 was $26,369,000 compared to $23,610,000 for the nine months ended September 30, 2006, an increase of $2,759,000 or 11.7%. Interest and fees on loans, the largest component of total interest income, increased $759,000 in the third quarter of 2007 to $8,042,000 compared to $7,283,000 for the third quarter of 2006, an increase of 10.4%. Interest and fees on loans increased $1,560,000 for the nine months ended September 30, 2007 to $23,001,000 compared to $21,441,000 for the nine months ended September 30, 2006, an increase of 7.3%. The increases in total interest income and interest and fees on loans were primarily due to higher average loan balances and higher origination fees charged on loans.

     Interest on taxable securities, the second largest component of total interest income increased $124,000 in the third quarter of 2007 to $752,000 compared to $628,000 for the third quarter of 2006, an increase of 19.8%. Interest on taxable securities increased $575,000 for the nine months ended September 30, 2007 to $2,204,000 compared to $1,629,000 for the nine months ended September 30, 2006, an increase of 35.3%. The increases in interest on taxable securities were due primarily to higher interest rates and partially offset by lower average balances.

     Interest on tax-exempt securities, the third largest component of total interest income increased $193,000 in the third quarter of 2007 to $356,000 compared to $163,000 for the third quarter of 2006, an increase of 118.4%. Interest on tax-exempt securities increased $708,000 for the nine months ended September 30, 2007 to $1,059,000 compared to $351,000 for the nine months ended September 30, 2006, an increase of 201.7%. The increases in interest on tax-exempt securities were due primarily to higher average balances.

     The Company's total interest expense for the third quarter of 2007 was $4,410,000 compared to $3,269,000 for the third quarter of 2006, an increase of $1,141,000 or 34.9%. Total interest expense for the nine months ended September 30, 2007 was $12,101,000 compared to $9,045,000 for the nine months ended September 30, 2006, an increase of $3,056,000 or 33.8%. Interest expense on deposits, the largest component of total interest expense, increased $854,000 in the third quarter of 2007 to $3,753,000 compared to $2,899,000 for the third quarter of 2006, an increase of 29.5%. Interest expense on deposits increased $2,746,000 for the nine months ended September 30, 2007 to $10,542,000 compared to $7,796,000 for the nine months ended September 30, 2006, an increase of 35.2%. The increases in interest expense on deposits were largely attributable to higher interest rates paid on these accounts, as well as higher average balances during the nine months of 2007 when compared to the same period of 2006.

     Interest on notes payable to the Federal Home Loan Bank ("FHLB"), the second largest component of total interest expense, increased $352,000 or 205.9% to $523,000 in the third quarter of 2007 compared to $171,000 for the second quarter of 2006. Interest on notes payable to the Federal Home Loan Bank increased $554,000 or 82.8% to $1,223,000 in the first nine months of 2007 compared to $669,000 for the first nine months of 2006. These increases are largely attributable to higher average balances during the first nine months of 2007 when compared to the same period of 2006.

     Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, decreased $65,000 or 32.7% to $134,000 in the third quarter of 2007 compared to $199,000 for the third quarter of 2006. Interest on federal funds purchased and securities sold under repurchase agreements decreased $244,000 or 42.1% to $336,000 in the first nine months of 2007 compared to $580,000 for the first nine months of 2006. These decreases are largely attributable to lower average balances in these accounts during the first nine months of 2007 when compared to the same period of 2006.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended September 30, 2007 was $150,000 compared to $225,000, for the three months ended September 30, 2006, a decrease of $75,000 or 33.3%. The provision for loan losses charged to operations during the nine months ended September 30, 2007 decreased $268,000 or 37.3% to $450,000, compared to $718,000 for the nine months ended September 30, 2006. The changes in the Company's provision for loan losses for the third quarter and first nine months of 2007 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses" for further discussion.

Non-interest Income

     Non-interest income increased $30,000 or 3.4% to $925,000 for the third quarter of 2007 compared to $895,000 for the third quarter of 2006. Non-interest income increased $12,000 or 0.4% to $2,868,000 for the first nine months of 2007 compared to $2,856,000 for the first nine months of 2006. Service charges on deposit accounts, the largest component of non-interest income, increased $34,000 or 7.9% to $467,000 for the third quarter of 2007 compared to $433,000 for the third quarter of 2006. Service fees on deposit accounts decreased $50,000 or 3.6% to $1,338,000 for the first nine months of 2007 compared to $1,388,000 for the first nine months of 2006.

     Mortgage banking income decreased $14,000 or 11.3% in the third quarter of 2007 to $110,000 compared to $124,000 in the third quarter of 2006, and increased $25,000 or 7.7% in the first nine months of 2007 to $352,000 compared to $327,000 in the first nine months of 2006. These changes in the levels of mortgage banking income are largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time.

     Bank owned life insurance income increased $26,000 or 28.0% in the third quarter of 2007 to $119,000 compared to $93,000 for the third quarter of 2006, and increased $67,000 or 23.4% in the first nine months of 2007 to $353,000 compared to $286,000 in the first nine months of 2006. The increase in bank owned life insurance income is attributable to the purchase of additional life insurance policies during the fourth quarter of 2006, as well as increased gains on the cash surrender values of these policies.

     Other non-interest income increased $17,000 or 14.7% to $133,000 for the third quarter of 2007 compared to $116,000 for the third quarter of 2006. Other non-interest income increased $198,000 or 53.7% to $567,000 for the first nine months of 2007 compared to $369,000 for the first nine months of 2006. The substantial increase is largely attributable to a $169,000 gain realized during the first quarter of 2007 from the sale of a portion of a parcel of land that had been acquired in 2006 for an office of The Peoples National Bank.

     There were no gains or losses realized on the sale of available-for-sale securities during the first nine months of 2007 and 2006.

Non-interest Expense

     Total non-interest expense increased $271,000 or 7.4% to $3,953,000 for the third quarter of 2007 from $3,682,000 for the third quarter of 2006. Total non-interest expense increased $335,000 or 2.9% to $11,683,000 for the first nine months of 2007 from $11,348,000 for the first nine months of 2006. Salaries and benefits, the largest component of non-interest expense, increased $132,000 or 6.0%, to $2,335,000 for the third quarter of 2007 from $2,203,000 for the third quarter of 2006. Salaries and benefits increased $282,000 or 4.2%, to $6,971,000 for the first nine months of 2007 from $6,689,000 for the first nine months of 2006. The increases in salaries and benefits are attributable to additional personnel for the two new banking offices of The Peoples National, along with normal salary increases and other changes in personnel throughout the Company.

     Occupancy and furniture and equipment expense increased $25,000 or 4.6% to $565,000 in the third quarter of 2007 compared to $540,000 in the third quarter of 2006. Occupancy and furniture and equipment expenses decreased $4,000 or 0.3% to $1,623,000 for the first nine months of 2007 from $1,627,000 for the first nine months of 2006.

     Legal and professional fees increased $17,000 or 19.3% to $105,000 in the third quarter of 2007 compared to $88,000 in the third quarter of 2006. This increase is largely attributable to legal fees associated with the 2007 Non-employee Directors Stock Option Plan and increased fees for the Company's external auditors. Legal and professional fees decreased $163,000 or 36.9% to $279,000 for the first nine months of 2007 compared to $442,000 in the first nine months of 2006. This decrease is largely attributable to legal fees associated with the termination of a former employee of the Company that were incurred during the first half of 2006.

     Director fees increased $30,000 or 36.6% to $112,000 for the third quarter of 2007 compared to $82,000 in the third quarter of 2006. Director fees increased $79,000 or 26.9% to $330,000 for the first nine months of 2007 compared to $260,000 for the first nine months of 2006. The increase in director fees is largely due to an increase in fees paid for committee meetings and the resumption of the payment of director fees at the Bank of Anderson, N. A., which were suspended during the first quarter of 2006.

     All other operating expenses were $836,000 in the third quarter of 2007 compared to $769,000 for the third quarter of 2006, an increase of $67,000 or 8.7%. All other operating expenses increased $150,000 or 6.4% to $2,480,000 for the first nine months of 2007 from $2,330,000 for the first nine months of 2006. These increases are due to normal growth in miscellaneous operating expenses.

Income Taxes

     The provision for income taxes decreased $184,000 or 30.1% to $424,000 for the third quarter of 2007 compared to $608,000 for the third quarter of 2006. The provision for income taxes decreased $354,000 or 20.7% to $1,353,000 for the first nine months of 2007 compared to $1,707,000 for the first nine months of 2006. The decrease in the provision for income taxes is partly attributable to the substantial increase in the amount of tax-exempt securities owned by the Company. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

     Outstanding loans represent the largest component of earning assets at 79.9% of total earning assets. As of September 30, 2007, the Company held total gross loans outstanding of $400,477,000 an increase of $42,396,000, or 11.8%, from $358,081,000 in total gross loans outstanding at December 31, 2006 and an increase of $39,437,000, or 10.9%, from $361,040,000 in total gross loans outstanding at September 30, 2006. The increase in outstanding loans is reflective of an increase in overall loan demand, coupled with an increase in marketing efforts. The following table summarizes outstanding loans by type:


Loan Portfolio Composition                                                   September 30,          December 31,
(Dollars in Thousands)                                                       -------------          ------------
                                                                           2007          2006           2006
                                                                           ----          ----           ----
                                                                              (Unaudited)
(Audited)

Commercial and Industrial - not secured by real estate .............    $   44,034     $   39,186    $   38,505
Commercial and Industrial - secured by real estate .................       107,112         89,659        90,298
Residential real estate - mortgage .................................       103,182        102,479        97,835
Residential real estate - construction .............................       131,224        115,210       117,465
Consumer loans .....................................................        14,925         14,506        13,978
                                                                       -----------    -----------   -----------
     Gross Loans ...................................................    $  400,477     $  361,040    $  358,081
                                                                       ===========    ===========   ===========

      The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2007 was 8.17% and 8.13% respectively, compared to 7.67% and 7.90% respectively for the nine months and three months ended September 30, 2006. The Federal Reserve decreased the federal funds target rate by 50 basis points near the end the third quarter of 2007. Prior to that, the federal funds target rate was increased by 50 basis points during the second quarter of 2006, culminating a two-year period during which it increased the federal funds target rate seventeen times for a total of 425 basis points. A large portion of the Company's adjustable-rate loans, which constitute 47% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

     The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

     The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. The Banks do employ mortgage loan originators who originate loans that are pre-sold at origination to third parties. The Company does not actively pursue sub-prime lending or investments, and accordingly does not generally hold these types of assets or have any direct exposure to this national debacle.

     The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limit and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporations, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2007 approximately $7,114,000 or 16.2% of commercial loans were unsecured.

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

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2007 was $3,994,000 or 1.00% of loans outstanding compared to $4,070,000 or 1.14% of loans outstanding at
December 31, 2006 and compared to $4,081,000 or 1.13% of loans outstanding at September 30, 2006. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of the collateral securing non-performing and problem loans, and other factors deserving recognition.

     At September 30, 2007 the Company had $1,436,000 in non-accruing loans, $416,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $712,000 in other real estate owned. This compares to $993,000 in non-accruing loans, $421,000 in restructured loans, no loans more than ninety days past due on which interest was still being accrued, and $271,000 in other real estate owned at December 31, 2006. At September 30, 2006, the Company had $1,638,000 in non-accruing loans, $423,000 in restructured loans, $110,000 in loans more than ninety days past due and still accruing interest, and $418,000 in other real estate owned. Non-performing loans at September 30, 2007 consisted of $718,000 in mortgage loans, $692,000 in commercial loans and $26,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned was 0.64%, 0.47%, and 0.72% at each of September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

     Net charge-offs during the first nine months of 2007 were $562,000 compared to net charge-offs of $492,000 for the first nine months of 2006 and net charge-offs of $727,000 for the year ended December 31, 2006. The allowance for loan losses as a percentage of non-performing loans was 216%, 288%, and 188% as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

     The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. At each of September 30, 2007, December 31, 2006, and September 30, 2006, the Company had no impaired loans.

Securities

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not invest in corporate bonds, nor does it hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2007 securities totaled $96,862,000, which represents 19.3% of total earning assets. Securities held at September 30, 2007 decreased $2,607,000 or 2.6% from $99,469,000 invested as of December 31, 2006 and decreased $15,673,000 or 13.9% from $112,535,000 invested as of September 30, 2006. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

     At September 30, 2007 the Company's total investments classified as available for sale had an amortized cost of $83,972,000 and a market value of $83,740,000 for an unrealized loss of $232,000. At December 31, 2006 the Company's total investments classified as available for sale had an amortized cost of $81,658,000 and a market value of $81,686,000 for an unrealized gain of $28,000. This compares to an amortized cost of $99,038,000 and a market value of $98,546,000 for an unrealized loss of $492,000 on the Company's investments classified as available for sale at September 30, 2006. The changes in market valuation of the securities portfolio are related to changes in interest rates and not the credit quality of the issuers. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than the book value, the Company has the ability and intent to hold these securities that are in unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Cash Surrender Value of Life Insurance

     The Company's cash surrender value of life insurance was $11,242,000 at September 30, 2007, an increase of $308,000 or 2.8% from the $10,934,000 held at December 31, 2006 and an increase of $1,596,000 or 16.5% from the $9,646,000 held at September 30, 2006. The increase in cash surrender value of life insurance since September 2006 is due to the purchase of additional life insurance policies during the fourth quarter of 2006 on certain officers of the Company. Earnings from the ownership of these policies are informally used to offset portions of the cost of certain employee-related benefits.

Cash and Cash Equivalents

     The Company's cash and cash equivalents decreased $8,857,000 or 37.8% to $14,584,000 at September 30, 2007 from $23,441,000 at December 31, 2006 and decreased  $242,000  or  1.7%  from  $14,342,000  at  September  30,  2006.  The substantial swings in the levels of cash and cash equivalents are due to fluctuations in the Banks' needs for immediate liquidity.

Deposits

     The Banks' primary source of funds for loans and investments are their deposits. Total deposits increased $39,722,000 or 10.3% to $424,767,000 at September 30, 2007 from $385,045,000 at December 31, 2006 and increased $37,403,000 or 9.7% from $387,364,000 at September 30, 2006. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

     During the first nine months of 2007, interest-bearing deposits averaged $352,765,000 compared to $338,240,000 for the first nine months of 2006. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. On September 30, 2007 brokered deposits totaled $32,656,000. On December 31, 2006 and September 30, 2006 there were $28,999,000 and $15,199,000 in brokered deposits, respectively.

     The average interest rate paid on interest-bearing deposits was 4.00% for the first nine months of 2007 compared to 3.08% for the first nine months of 2006. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2007 interest-bearing deposits comprised 88.0% of total deposits compared to 85.7% at December 31, 2006 and 84.5% at September 30, 2006.

     The Company's core deposit base consists largely of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits continue to provide the

Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 78% at September 30, 2007, 77% at December 31, 2006 and 77% at September 30, 2006. Time deposits of $100,000 or more represented 23.4% of total deposits at September 30, 2007, 22.7% at December 31, 2006 and 22.8% at September 30, 2006. The Company's larger-denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

     The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank ("FHLB"). At September 30, 2007 short-term borrowings totaled $58,837,000 and were comprised of $22,479,000 in securities sold under repurchase agreements, $358,000 in federal funds purchased, and $36,000,000 in short-term advances from the FHLB. At December 31, 2006 short-term borrowings totaled $63,368,000 and were comprised of $18,368,000 in securities sold under repurchase agreements, and $45,000,000 in short-term advances from the FHLB. At September 30, 2006 short-term borrowings totaled $68,083,000 and were comprised of $28,083,000 in securities sold under repurchase agreements and $40,000,000 in short-term advances from the FHLB.
Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta at each of December 31, 2006, and September 30, 2006. This long-term advance from the FHLB was converted to a short-term advance during the second quarter of 2007.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2007, The Peoples National Bank had total borrowing capacity from the FHLB equal to $63,070,000, and the unused portion of this line of credit was $40,070,000. Bank of Anderson,
N. A. had total borrowing capacity from the FHLB equal to $29,310,000, and the unused portion of this line of credit was $16,310,000 at September 30, 2007. Seneca National Bank had established secured lines of credit with the FHLB at September 30, 2007 of $6,430,000, all of which were unused. At September 30, 2007, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $41,642,000.

     Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

     During the first nine months of 2007, the Company made capital expenditures of approximately $1,444,000 toward construction of a full-service retail banking office and $622,000 towards the purchase and renovation of an existing full-service retail banking office, both in Greenville, South Carolina, for The Peoples National Bank. These offices opened during the fourth quarter of 2007. The Company additionally makes numerous other lesser capital expenditures in the normal course of business.

     Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At September 30, 2007, the Banks had issued commitments to extend credit of $123,613,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

     In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4,456,000 at September 30, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

     Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Peoples National Bank had an operating lease agreement for its loan-processing office in Greenville, South Carolina totaling $15,750 at September 30, 2007. With the opening of the new retail banking facilities in Greenville, South Carolina, this obligation ended during the fourth quarter of 2007.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

     The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2007:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                       Well                 Adequately
                                                                   Capitalized             Capitalized
                                                   Actual          Requirement             Requirement
                                          Amount   Ratio          Amount       Ratio      Amount    Ratio
                                          ------   -----          ------       -----      ------    -----
Company
Total Risk-based Capital .........   $    53,073    12.29%         N/A         N/A    $   34,547     8.00%
Tier 1 Risk-based Capital ........        49,078    11.37          N/A         N/A        17,266     4.00
Leverage Ratio ...................        49,078     9.06          N/A         N/A        21,668     4.00

The Peoples National Bank
Total Risk-based Capital .........   $    30,619    11.05%    $   27,710    10.00%    $   22,168     8.00%
Tier 1 Risk-based Capital ........        28,185    10.17         16,628     6.00         11,086     4.00
Leverage Ratio ...................        28,185     8.90         15,834     5.00         12,667     4.00

Bank of Anderson, N. A.
Total Risk-based Capital .........   $    13,847    12.92%    $   10,717    10.00%    $    8,574     8.00%
Tier 1 Risk-based Capital ........        12,645    11.80          6,430     6.00          4,286     4.00
Leverage Ratio ...................        12,645     8.44          7,491     5.00          5,993     4.00

Seneca National Bank
Total Risk-based Capital .........   $     5,774    11.88%    $    4,860    10.00%    $    3,888     8.00%
Tier 1 Risk-based Capital ........         5,309    10.92          2,917     6.00          1,945     4.00
Leverage Ratio ...................         5,309     8.10          3,277     5.00          2,622     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

         The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement 157 to materially impact the Company's consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115". This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is  elected  for  those  securities  at the  effective  date,  cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

         In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently analyzing the effects of EITF No. 06-4 on the Company's consolidated financial statements.

         In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007. Although, the Company does not believe the adoption of EITF No. 06-5 will have a material impact on the Company's consolidated financial statements management is currently analyzing the impact of adoption.

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

     Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Banks' short-term interest-rate risk. According to the model, as of September 30, 2007 the Company was positioned so that net interest income would increase by $648,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline by $594,000 in the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

     Additionally, each of the Company's banking subsidiaries measures anticipated changes in its theoretical economic value of equity in order to ascertain its long-term interest rate risk. This is done by calculating the difference between the theoretical market value of the Banks' assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

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


                                            PEOPLES BANCORPORATION, INC.


Dated:  November 9, 2007                    By:    /s/ R. Riggie Ridgeway
                                                 ------------------------
                                                   R. Riggie Ridgeway
                                                   President and CEO


Dated:  November 9, 2007                    By:   /s/ Robert E. Dye, Jr.
                                                ------------------------
                                                   Robert E. Dye, Jr.
                                                   Sr. Vice President & CFO
                                                   (principal financial officer)

                                  Exhibit Index

Exhibit No.                Description of Exhibit

31.1                Rule 13a-14(a)/15d-14(a) Certifications
31.2                Rule 13a-14(a)/15d-14(a) Certifications
32                  Section 1350 Certifications