Form 10-K
period 2007-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2008-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer  [ ]
Non-accelerated filer   [ ]   Smaller reporting company [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [ ]   No [X]

The aggregate  market value of the voting and  non-voting  common equity held by nonaffiliates  of the  Registrant  (4,592,334  shares)  on  June  29,  2007  was approximately $52,582,000. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,844,984 shares) on March 14, 2008 was approximately $41,182,364. For the purpose of this determination, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 14, 2008: 7,056,337 shares of $1.11 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders - Part III

                        CAUTIONARY NOTICE WITH RESPECT TO
                           FORWARD LOOKING STATEMENTS

          This report contains "forward-looking statements" within the meaning of the securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forwarding-looking statements.

          All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

          These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in accounting policies, rules and practices;
          o changes in technology or products may be more difficult or costly, or less effective, than anticipated;

          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.


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

Territory Served and Competition

         The Peoples National Bank serves its customers from six locations; two offices in the city of Easley and one office in the city of Pickens, South Carolina, which are located in Pickens County, one office in the unincorporated community of Powdersville, South Carolina, which is located in the northeast section of Anderson County and two offices in the city of Greenville, South Carolina, which is located in Greenville County. Easley, South Carolina is located approximately 10 miles west of Greenville, South Carolina. Pickens, South Carolina is located approximately 8 miles north of Easley, and Powdersville, South Carolina is located approximately 12 miles southeast of Easley.

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

         Each subsidiary of the Company is a separately chartered bank, and therefore each bank is responsible for developing and maintaining its own customers and accounts. Located in Easley, South Carolina, The Peoples National Bank's customer base is primarily derived from Pickens County, South Carolina and the northeast section of Anderson County, South Carolina. Bank of Anderson's primary service area is Anderson County, South Carolina, and more particularly the City of Anderson. Seneca National Bank derives most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina.

         The Banks compete with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty (30) competitor bank offices, one (1) savings institution, and two (2) credit union offices. In Anderson County there are sixty-three (63) competitor bank offices and five (5) credit union offices. In Oconee County, there are eighteen (18) competitor bank offices, four (4) savings institution offices, and one (1) credit union office. In Greenville County there are one hundred fifty-four (154) competitor bank offices, three (3) savings institution offices, and eight (8) credit union offices. The Peoples National Bank had approximately 12.64% of the deposits of FDIC-insured institutions in Pickens County. The Peoples National Bank and Bank of Anderson, combined, had approximately 7.23% of the deposits of FDIC-insured institutions in Anderson County. Seneca National Bank had approximately 7.04% of the deposits of FDIC-insured institutions in Oconee County. The foregoing information is as of June 30, 2007, the most recent date for which such information is available from the FDIC. There is no comparative deposit information for The Peoples National Bank Greenville offices which opened in October 2007.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2007, 2006 and 2005. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                        AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                               (dollars in thousands)
                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                2007                   2006                    2005
                                                                                ----                   ----                    ----
Assets
Cash and Due from Banks .......................................               $ 10,846               $ 11,038               $ 12,325

Taxable Securities ............................................                 57,467                 65,455                 66,889
Tax-Exempt Securities .........................................                 38,106                 20,529                  8,529
Federal Funds Sold ............................................                  2,381                  4,256                  6,411
Gross Loans ...................................................                384,691                369,666                352,193
Less:  Loan Loss Reserve ......................................                  4,073                  4,036                  3,846
                                                                              --------               --------               --------
Net Loans .....................................................                380,618                365,630                348,347
                                                                              --------               --------               --------

Other Assets ..................................................                 29,476                 26,311                 24,470
                                                                              --------               --------               --------
Total Assets ..................................................               $518,894               $493,219               $466,971
                                                                              ========               ========               ========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................               $ 51,760               $ 55,660               $ 50,864
Interest-bearing Deposits:
    Interest Checking .........................................                 58,207                 54,712                 51,802
    Savings Deposits ..........................................                  8,849                 10,560                 11,870
    Money Market ..............................................                 25,608                 36,367                 47,881
    Certificates of Deposit ...................................                233,310                206,728                191,677
    Individual Retirement Accounts ............................                 29,620                 28,786                 27,655
                                                                              --------               --------               --------
Total Interest-bearing Deposits ...............................                355,594                337,153                330,885
                                                                              --------               --------               --------

Short-term Borrowings .........................................                 55,034                 47,384                 36,761
Long-term Borrowings ..........................................                  2,342                  5,000                  5,000
Other Liabilities .............................................                  6,038                  3,838                  3,019
                                                                              --------               --------               --------
    Total Liabilities .........................................                470,768                449,035                426,529
                                                                              --------               --------               --------

Common Stock ..................................................                  7,476                  7,004                  6,594
Additional Paid-in Capital ....................................                 38,988                 35,205                 32,602
Retained Earnings .............................................                  1,662                  1,975                  1,246
                                                                              --------               --------               --------
    Total Shareholders' Equity ................................                 48,126                 44,184                 40,442
                                                                              --------               --------               --------

Total Liabilities and Shareholders'
Equity ........................................................               $518,894               $493,219               $466,971
                                                                              ========               ========               ========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2007, 2006 and 2005 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                           Year Ended December 31, 2007
                                                              (dollars in thousands)
                                                   Average            Interest           Average
Assets                                             Amount           Earned/Paid         Yield/Rate
                                                   ------           -----------         ----------

Securities - Taxable ........................   $      57,467      $       2,994           5.21%
             Tax-Exempt .....................          38,106              1,422           5.65%(1)

Interest-bearing Deposits at Other Banks ....             781                 43           5.51%

Federal Funds Sold ..........................           2,381                128           5.38%

Gross Loans (2) .............................         384,691             30,959           8.05%
                                                -------------      -------------

    Total Earning Assets ....................   $     483,426      $      35,546           7.50%(1)
                                                =============      =============

Liabilities
Interest Checking ...........................   $      58,207      $         739           1.27%
Savings Deposits ............................           8,849                 39           0.44%
Money Market ................................          25,608                608           2.37%
Certificates of Deposit .....................         233,310             11,537           4.94%
Individual Retirement Accounts ..............          29,620              1,385           4.68%
                                                -------------      -------------
 ............................................         355,594             14,308

Short-term Borrowings .......................          55,034              2,201           4.00%
Long-term Borrowings ........................           2,342                113           4.82%
                                                -------------      -------------

    Total Interest-bearing Liabilities ......   $     412,970      $      16,622           4.01%
                                                =============      =============

Excess of Interest-earning Assets
  over Interest-bearing Liabilities .........   $      70,456
                                                =============
Net Interest Income .........................                      $      18,924
                                                                   =============
Interest Rate Spread ........................                                              3.49%(1)
Net Yield on Earning Assets (3) .............                                              4.07%(1)

(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.


                                                           Year Ended December 31, 2006
                                                              (dollars in thousands)
                                                   Average            Interest           Average
Assets                                             Amount           Earned/Paid         Yield/Rate
                                                   ------           -----------         ----------

Securities - Taxable ........................   $      65,455      $       2,416           3.69%
             Tax-Exempt .....................          20,529                700           5.17%(1)

Interest-bearing Deposits at Other Banks ....             775                 44           5.68%

Federal Funds Sold ..........................           4,256                242           5.69%

Gross Loans (2) .............................         369,666             28,576           7.73%
                                                -------------      -------------

    Total Earning Assets ....................   $     460,681      $      31,978           7.02%(1)
                                                =============      =============

Liabilities
Interest Checking ...........................   $      54,712      $         318           0.58%
Savings Deposits ............................          10,560                 38           0.36%
Money Market ................................          36,367                707           1.94%
Certificates of Deposit .....................         206,728              8,480           4.10%
Individual Retirement Accounts ..............          28,786              1,169           4.06%
                                                -------------      -------------
 ............................................         337,153             10,712

Short-term Borrowings .......................          47,384              1,685           3.56%
Long-term Borrowings ........................           5,000                244           4.88%
                                                -------------      -------------

    Total Interest-bearing Liabilities ......   $     389,537      $      12,641           3.25%
                                                =============      =============

Excess of Interest-earning Assets
  over Interest-bearing Liabilities .........   $      71,144
                                                =============
Net Interest Income .........................                      $      19,337
                                                                   =============
Interest Rate Spread ........................                                              3.77%(1)
Net Yield on Earning Assets (3) .............                                              4.28%(1)


(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

                                                           Year Ended December 31, 2005
                                                              (dollars in thousands)
                                                   Average            Interest           Average
Assets                                             Amount           Earned/Paid         Yield/Rate
     -                                             ------           -----------         ----------

Securities - Taxable ........................   $      66,889      $       1,891           2.83%
             Tax-Exempt .....................           8,529                260           4.62%(1)

Interest-bearing Deposits at Other Banks ....             942                 30           3.18%

Federal Funds Sold ..........................           6,411                194           3.03%

Gross Loans (2) .............................         352,193             23,915           6.79%
                                                -------------      -------------

    Total Earning Assets ....................   $     434,964      $      26,290           6.07%(1)
                                                =============      =============

Liabilities
Interest Checking ...........................   $      51,802      $         137           0.26%
Savings Deposits ............................          11,870                 26           0.22%
Money Market ................................          47,881                690           1.44%
Certificates of Deposit .....................         191,677              6,094           3.18%
Individual Retirement Accounts ..............          27,655                977           3.53%
                                                -------------      -------------
 ............................................         330,885              7,924

Short-term Borrowings .......................          36,761                765           2.08%
Long-term Borrowings ........................           5,000                244           4.88%
                                                -------------      -------------

    Total Interest-bearing Liabilities ......   $     372,646      $       8,933           2.40%
                                                =============      =============

Excess of Interest-earning Assets
  over Interest-bearing Liabilities .........   $      62,318
                                                =============
Net Interest Income .........................                      $      17,357
                                                                   =============
Interest Rate Spread ........................                                              3.67%(1)
Net Yield on Earning Assets (3) .............                                              4.02%(1)

(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest earnings by total interest-earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown in the tables below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

                                                                         Year Ended December 31,
                                                                          2007 compared to 2006
                                                                          (dollars in thousands)

                                                           Change in              Change in              Total
                                                            Volume                  Rate                 Change
                                                            ------                  ----                 ------

Interest earned on:
Securities
     Taxable .......................................   $        (244)         $         822          $         578
     Tax-Exempt (1) ................................             650                     72                    722
Interest-bearing Deposits at Other Banks ...........               5                     (6)                    (1)
Federal Funds Sold .................................            (101)                   (13)                  (114)
Gross Loans (2) ....................................           1,185                  1,198                  2,383
                                                       -------------          -------------          -------------

Total Interest Income ..............................           1,495                  2,073                  3,568
                                                       -------------          -------------          -------------

Interest paid on:
     Interest Checking .............................              22                    399                    421
     Savings Deposits ..............................              (3)                     4                      1
     Money Market ..................................            (393)                   294                    (99)
     Certificates of Deposit .......................           1,177                  1,880                  3,057
     Individual Retirement Accounts ................              35                    181                    216
                                                       -------------          -------------          -------------
                                                                 838                  2,758                  3,596
Short-term Borrowings ..............................             291                    225                    516
Long-term Borrowings ...............................            (131)                     -                   (131)
                                                       --------------         -------------          --------------

Total Interest Expense .............................             998                  2,983                  3,981
                                                       -------------          -------------          -------------

Change in Net Interest Income ......................   $         497          $        (910)         $        (413)
                                                       =============          ==============         ==============

(1) Tax-exempt income is shown on an actual, rather than, tax-exempt basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.


         As reflected in the table above, most of the decrease in net interest income of $413,000 during 2007 was due to the change in rate. The $3,568,000 increase in interest income was related to the change in volume and change in rates in the loan portfolio. Substantially all the $3,981,000 increase in interest expense was related to rate increases on deposits, combined with the volume increase on Certificates of Deposit.

                                                                         Year Ended December 31,
                                                                          2006 compared to 2005
                                                                          (dollars in thousands)

                                                          Change in              Change in               Total
                                                            Volume                  Rate                 Change
                                                            ------                  ----                 ------

Interest earned on:
Securities
     Taxable .......................................   $         (40)         $         565          $         525
     Tax-Exempt (1) ................................             406                     34                    440
Interest-bearing Deposits at Other Banks ...........              (4)                    18                     14
Federal Funds Sold .................................             (30)                    78                     48
Gross Loans (2) ....................................           1,230                  3,431                  4,661
                                                       -------------          -------------          -------------

Total Interest Income ..............................           1,562                  4,126                  5,688
                                                       -------------          -------------          -------------

Interest paid on:
     Interest Checking .............................               8                    173                    181
     Savings Deposits ..............................              (2)                    14                     12
     Money Market ..................................             (38)                    55                     17
     Certificates of Deposit .......................             508                  1,878                  2,386
     Individual Retirement Accounts ................              41                    151                    192
                                                       -------------          -------------          -------------
                                                                 517                  2,271                  2,788
Short-term Borrowings ..............................             266                    654                    920
Long-term Borrowings ...............................               -                      -                      -
                                                       -------------          -------------          -------------

Total Interest Expense .............................             783                  2,925                  3,708
                                                       -------------          -------------          -------------

Change in Net Interest Income ......................   $         779          $       1,201          $       1,980
                                                       =============          =============          =============

(1) Tax-exempt income is shown on an actual, rather than, tax-exempt basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.


         As reflected in the table above, most of the increase in net interest income of $1,980,000 during 2006 was due to the change in rate. Most of the $5,688,000 increase in interest income was related to the rate increases in the loan portfolio. The vast majority of the $3,708,000 increase in interest expense was due to the increases in the rates paid on all deposit accounts, principally Certificates of Deposit.

LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment, and real estate loans.

Types of Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 2007 approximately $9,510,000, or 6.1% of commercial loans, were unsecured compared to approximately $10,272,000 or 8.0% at December 31, 2006.

         The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's market areas. The Company does not actively pursue long-term, fixed-rate residential mortgage loans for retention. However, the Banks do employ mortgage loan originators who originate loans that are pre-sold at origination to third parties.

         The  Banks'  direct   consumer  loans  consist   primarily  of  secured
installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

Distribution and Maturities of Loan Portfolio

         Management believes the loan portfolio is adequately diversified. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $354,618,000 or 84.6% of total loans at December 31, 2007, compared to $305,598,000 or 85.3% at December 31, 2006. There are no foreign loans and few if any agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at year-end for 2007, 2006, 2005, 2004 and 2003.

Loan Portfolio Composition
(dollars in thousands)                                                                December 31,
                                                                                      ------------
                                                                2007         2006         2005         2004         2003
                                                                ----         ----         ----         ----         ----

Commercial  and  industrial  - not  secured by estate .....   $  47,885    $  38,505    $  39,669    $  39,723    $   44,306
Commercial  and  industrial  - secured by real estate .....     107,531       90,298       90,186       95,965        84,805
Real estate - mortgage ....................................     108,161       97,835      107,398      105,580        90,299
Real estate - construction ................................     138,926      117,465      121,048       63,380        55,139
Consumer loans ............................................      16,495       13,978       19,194       21,255        21,703
                                                             ----------   ----------   ----------   ----------   -----------
Loans held for investment .................................     418,998      358,081      377,495      325,903       296,252
Loans held for sale .......................................           -            -            -            -         5,101
 Less:  Allowance for loan losses .........................       4,310        4,070        3,854        3,691         3,438
                                                             ----------   ----------   ----------   ----------   -----------
Net Loans                                                     $ 414,688    $ 354,011    $ 373,641    $ 322,212    $  297,915
                                                              =========    =========    =========    =========    ==========


                                                                            Percentage of Loans Held for Investment
                                                                   2007         2006         2005         2004         2003
                                                                   ----         ----         ----         ----         ----
  Commercial  and  industrial  - not  secured by real estate ..   11.43%       10.75%       10.51%       12.18%       14.95%
  Commercial  and  industrial  - secured by real estate .......   25.66%       25.22%       23.89%       29.45%       28.63%
  Real estate - mortgage ......................................   25.81%       27.33%       28.45%       32.40%       30.48%
  Real estate - construction ..................................   33.16%       32.80%       32.07%       19.45%       18.61%
  Consumer loans ..............................................    3.94%        3.90%        5.08%        6.52%        7.33%
                                                                 ------       ------       ------       ------       ------
       Total                                                     100.00%      100.00%      100.00%      100.00%      100.00%
                                                                 ======       ======       ======       ======       ======

         The following is a presentation of an analysis of maturities of loans as of December 31, 2007:

                                                         Loan Maturity and Interest Sensitivity
                                                                 (dollars in thousands)

                                                            Due After 1
                                         Due in 1           Year up to            Due after
Type of Loans                          Year or less           5 years              5 years              Total
                                       ------------           -------              -------              -----

Commercial and Industrial .........   $       27,738      $       16,910       $        3,237       $       47,885
Real Estate .......................          211,220             113,938               29,460              354,618
Consumer Loans ....................            4,475               8,822                3,198               16,495
                                      --------------      --------------       --------------       --------------
    Total .........................   $      243,433      $      139,670       $       35,895       $      418,998
                                      ==============      ==============       ==============       ==============

All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2007, the amount of loans due after one year with predetermined interest rates totaled approximately $80,832,000, while the amount of loans due after one year with variable or floating interest rates totaled approximately $94,733,000.

Non-Performing Loans and Real Estate Acquired in Settlement of Loans

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                       December 31,
                                                                       ------------
                                                                   (dollars in thousands)

Non-performing Assets                                2007           2006           2005           2004           2003
                                                     ----           ----           ----           ----           ----
Non-performing loans:
  Non-accrual loans ............................   $    7,505     $      993     $    1,206     $      670     $      829
  Past due 90 days or more .....................            -              -             10            838            122
  Other restructured loans .....................          412            421            922              -              -
                                                   ----------     ----------     ----------     ----------     ----------
Total non-performing loans .....................        7,917          1,414          2,138          1,508            951
Real estate acquired in
  settlement of loans ..........................        1,023            271          2,007            756            517
                                                   ----------     ----------     ----------     ----------     ----------
Total non-performing assets ....................   $    8,940     $    1,685     $    4,145     $    2,264     $    1,468
                                                   ==========     ==========     ==========     ==========     ==========
Non-performing assets as a
  percentage of loans and
  other real estate ............................         2.13%          0.47%          1.09%          0.69%          0.49%
Allowance for loan losses as
  a percentage of non-
  performing loans .............................          54%           288%           180%           245%           362%

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

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $137,000 for the year ended December 31, 2007. The interest on those loans that was included in net income for 2007 amounts to $23,000.

         At December 31, 2007 there were $7,505,000 of non-accruing loans, of which $5,052,000 was attributable to a single borrowing relationship. This credit relationship is secured by real estate consisting largely of completed houses and residential subdivision lots. The overall increase in non-accruing loans is somewhat due to deterioration in the residential real estate market. For some of these non-accruing loans, management does not expect any loss of principal. Where principal losses are expected, these loans have already been charged down by the expected amount of the loss, either during 2007 or the first quarter of 2008. Furthermore, management believes that the Company's allowance for loan losses is adequate to absorb any unidentified potential losses. All of the Company's non-accruing loans are secured by real estate.

Potential Problem Loans

         As of December 31, 2007, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Impaired Loans

         The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Under SFAS No. 114, a loan is also impaired when its original terms are modified in a troubled debt restructuring. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No. 114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. Impaired loans totaled approximately $2,024,000 at December 31, 2007 and there were no impaired loans at December 31, 2006. See also Item 8 - Financial Statements and Supplementary Data - Note 1 - "Summary of Significant Accounting Policies and Activities - Allowance for Loan Losses."

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

         In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The Company utilizes its credit administration department, as well as the services of an outside consultant from time to time, to perform quality reviews of its loan portfolio. The reviews consider the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Office of the Comptroller of the Currency, as part of its routine examination process of national banks, including the Company's Banks, may require additions to the allowance for loan losses based upon the regulator's credit evaluations differing from those of management. The Company's management believes it has in place the controls and personnel to adequately monitor its loan portfolios and the adequacy of the allowance for loan losses.

         Management does not segregate the allowance by loan category and the entire allowance is available to absorb losses from all loan categories.

         At December 31, 2007 the allowance for loan losses was $4,310,000, or 1.03% of gross outstanding loans, compared to $4,070,000, or 1.14% of gross outstanding loans at December 31, 2006. During 2007, the Company experienced net charge-offs of $660,000, or 0.17% of average loans, compared to net charge-offs of $727,000, or 0.20% of average loans during 2006. Consumer loan net charge-offs were $75,000 in 2007 compared to net recoveries of $5,000 in 2006.

Commercial  loan  net  charge-offs   were  $290,000  in  2007  compared  to  net
charge-offs of $118,000 in 2006. Mortgage loan net charge-offs were $295,000 in 2007 compared to net charge-offs of $614,000 in 2006.

         The Company's provision for loan losses was $900,000 in 2007 compared to $943,000 in 2006.

         Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management intends to adjust the methodology for determining the allowance for loan losses and would possibly increase the provision and allowance for loan losses. This would likely decrease net income.

         The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

Analysis of the Allowance for Loan Losses
(dollars in thousands)                                                                     Year Ended December 31,
                                                                                           -----------------------
                                                                        2007          2006         2005          2004          2003
                                                                        ----          ----         ----          ----          ----
Balance at beginning of year .................................        $4,070        $3,854        $3,691        $3,438        $2,850
Charge-offs:
Commercial  and  industrial  - not  secured by real estate ...           298           118            32           212            28
Commercial  and  industrial  - secured by real estate ........             -           138            26             -            33
Real estate - mortgage .......................................           210           528           327           169           358
Real estate - construction ...................................           110           150           141             -             -
Consumer loans ...............................................            88            61           178            67           146
                                                                      ------        ------        ------        ------        ------
                                                                         706           995           704           448           565
                                                                      ------        ------        ------        ------        ------
Recoveries:
Commercial  and  industrial  - not  secured by real estate ...             8             -             1            46             8
Commercial  and  industrial  - secured by real estate ........             7            37             -             -             -
Real estate - mortgage .......................................            10           165             8            60             3
Real estate - construction ...................................             8             -             -             -             -
Consumer loans ...............................................            13            66            10             6            36
                                                                      ------        ------        ------        ------        ------
                                                                          46           268            19           112            47
                                                                      ------        ------        ------        ------        ------
Net Charge-offs ..............................................           660           727           685           336           518

Provision for loan losses ....................................           900           943           848           589         1,106
                                                                      ------        ------        ------        ------        ------
Balance at end of year .......................................        $4,310        $4,070        $3,854        $3,691        $3,438
                                                                      ======        ======        ======        ======        ======


         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                             2007             2006             2005             2004             2003
                                             ----             ----             ----             ----             ----
Net charge-offs to average loans
   outstanding during the year ..........    0.17%            0.20%            0.19%            0.11%            0.19%
Net charge-offs to total loans
   outstanding at end of year ...........    0.16%            0.20%            0.18%            0.10%            0.17%
Allowance for loan losses to
   average loans ........................    1.12%            1.10%            1.09%            1.18%            1.25%
Allowance for loan losses to
    total loans at end of year ..........    1.03%            1.14%            1.02%            1.13%            1.16%
Net charge-offs to allowance for
    loan losses at end of year ..........   15.31%           17.86%           17.77%            9.10%           15.07%
Net charge-offs to provision for
    loan losses .........................   73.33%           77.09%           80.78%           57.05%           46.84%

         The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible. Recoveries of previously charged-off loans are credited back to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2007. In the opinion of management, there are no material risks or significant loan concentrations in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.


INVESTMENTS

         The Company invests primarily in obligations of the United States of America or obligations guaranteed as to principal and interest by the United States of America, other taxable securities and in certain obligations of states and municipalities. The Banks enter into federal funds transactions with their principal correspondent banks and usually act as net sellers of such funds. The sale of federal funds amounts to a short-term loan from the selling bank to the purchasing bank.

         The following table summarizes the amortized cost and market values of investment securities held by the Company at December 31, 2007, 2006 and 2005.

                                                                              Securities Portfolio Composition
                                                                                   (dollars in thousands)
                                                                2007                        2006                        2005
                                                                ----                        ----                        ----
                                                      Amortized       Market     Amortized       Market       Amortized       Market
                                                         Cost         Value         Cost         Value          Cost          Value
                                                         ----         -----         ----         -----          ----          -----
AVAILABLE FOR SALE
Government Sponsored Enterprises ...............      $  8,750      $  8,974      $ 12,350      $ 12,337      $ 48,204      $ 47,394
Other Securities ...............................        49,019        49,908        44,742        44,880        18,251        17,767
State and Political Subdivisions ...............        25,839        25,914        24,566        24,469             -             -
Other Investments ..............................         4,795         4,795         4,283         4,283         2,045         2,045
                                                      --------      --------      --------      --------      --------      --------
Total Available for Sale .......................        88,403        89,591        85,941        85,969        68,500        67,206
                                                      --------      --------      --------      --------      --------      --------
HELD TO MATURITY
State and Political Subdivisions ...............        13,102        13,113        13,500        13,382        10,855        10,674
                                                      --------      --------      --------      --------      --------      --------

         Total .................................      $101,505      $102,704      $ 99,441      $ 99,351      $ 79,355      $ 77,880
                                                      ========      ========      ========      ========      ========      ========


         The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholders' equity net of deferred income taxes in comprehensive income. Securities classified as held for investment are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. The Company holds no trading securities.

         At December 31, 2007 the Company's total investment portfolio classified as available for sale had a book value of $88,403,000 and a market value of $89,591,000 for an unrealized net gain of $1,188,000. The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold these securities until the value recovers or the securities mature.

         The  following   table   indicates  the   respective   maturities   and
weighted-average yields of securities as of December 31, 2007:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                 Average Yield**
                                                                            ----                 ---------------
AVAILABLE FOR SALE
Government sponsored enterprises and Other Securities:
         0-1 Year ..................................................    $       2,152                  3.50%
         1-5 Years ..................................................           1,647                  4.71%
         5-10 Years .................................................          14,932                  4.98%
         Greater than 10 Years ......................................          39,038                  5.93%
                                                                        -------------
                                                                        $      57,769                  5.51%
                                                                        -------------
State and political subdivisions:
         5-10 Years .................................................           1,966                  6.07%*
         Greater than 10 Years ......................................          23,873                  5.76%*
                                                                        -------------
                                                                        $      25,839                  5.78%*
                                                                        -------------
Other investments
               No contractual maturity ..............................   $       4,795                    n/a
                                                                        -------------
                  Total .............................................   $      88,403                  5.60%*
                                                                        =============

HELD TO MATURITY State and political subdivisions:
         0-1 Year ...................................................   $         866                  4.93%*
         1-5 Years ..................................................           5,638                  4.75%*
         5-10 Years .................................................           4,139                  5.07%*
         Greater than 10 Years ......................................           2,459                  5.73%*
                                                                        -------------
                  Total .............................................   $      13,102                  5.05%*
                                                                        =============

* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.


DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The primary sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These Internet and brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2007 or December 31, 2006. There were $28,087,000 and $28,999,000 of brokered deposits at December 31, 2007 and December 31, 2006. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base. The Company pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The Company's average deposits in 2007 were $407,354,000 compared to $392,813,000 the prior year, an increase of $14,541,000 or 3.7%. In 2007 the average noninterest-bearing deposits decreased approximately $3,900,000 or 7.0%, average interest-bearing checking accounts increased $3,495,000 or 6.4%, average savings accounts decreased $1,711,000 or 16.2%, average money market accounts decreased $10,759,000 or 29.6%, average certificates of deposit increased $26,582,000 or 12.9%, and individual retirement accounts increased $834,000 or 2.9%. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2007, 2006 and 2005, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category                                       Average Amount                    Average Rate Paid
                                                       --------------                    -----------------
                                                   (dollars in thousands)
                                                  2007      2006        2005        2007        2006        2005
                                                  ----      ----        ----        ----        ----        ----
Noninterest-bearing Deposits ...............  $  51,760  $  55,660   $  50,864         -          -           -
Interest-bearing Deposits
    Interest Checking ......................     58,207     54,712      51,802      1.27%      0.58%       0.26%
    Savings Deposits .......................      8,849     10,560      11,870      0.44%      0.36%       0.22%
    Money Market ...........................     25,608     36,367      47,881      2.37%      1.94%       1.44%
    Certificates of Deposit ................    233,310    206,728     191,677      4.94%      4.10%       3.18%
    Individual Retirement Accounts .........     29,620     28,786      27,655      4.68%      4.06%       3.53%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits still continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 77% in 2007 and 2006. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits. However, local customers hold virtually all of these certificates of deposit over $100,000.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2007:

                                               Time Certificates of Deposit
                                               ----------------------------
                                                   (dollars in thousands)
                   3 months or less .........    $            44,116
                   4-6 months ...............                 25,964
                   7-12 months ..............                 22,795
                   Over 12 months ...........                  6,185
                                                 -------------------
                            Total ...........    $            99,060
                                                 ===================

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2007, 2006 and 2005 are as follows:

                                                           2007              2006             2005
                                                          -----             -----            -----
        Return on average assets .....................     0.84%             0.91%            0.88%
        Return on average equity .....................     9.03%            10.29%           10.20%
        Average equity to average assets ratio .......     9.27%             8.96%            8.66%
        Dividend payout ratio (1) ....................    31.04%            28.20%           28.97%

(1) Includes cash-in-lieu of fractional shares paid on 5% stock dividends.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2007, 2006 and 2005. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                 Weighted
                                                         Maximum                     Weighted                    Average
                                                       Outstanding       Annual       Average                    Interest
                                                          at any        Average      Interest      Year End      Rate at
              Year Ended December 31,                   Month End       Balance        Rate        Balance       Year End
                                                        ---------       -------        ----        -------       --------
                                                                             (dollars in thousands)
2007:
Federal funds purchased ...........................   $    2,960       $   1,137       5.21%      $      429       4.76%
Securities sold under repurchase agreements .......   $   23,229       $  20,648       1.92%      $   19,824       1.82%
2006:
Federal funds purchased ...........................   $    4,280       $   1,366       5.52%      $        -       5.64%
Securities sold under repurchase agreements .......   $   30,962       $  28,443       2.50%      $   18,368       2.44%
2005:
Federal funds purchased ...........................   $    4,039       $     640       4.77%      $    4,039       4.57%
Securities sold under repurchase agreements .......   $   34,757       $  31,594       1.94%      $   31,736       2.03%

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of December 31, 2007 the Company was positioned so that net interest income would increase $648,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $654,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all of the actions the Company and its customers could undertake in response to changes in interest rates.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2007 the Banks in aggregate had unused federal funds lines of credit totaling $41,571,000 with various correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2007 the Banks in the aggregate had no long-term borrowings, $65,100,000 in short-term borrowings and $11,523,000 in unused borrowing capacity from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from them. The unused borrowing capacity currently available assumes that the Banks' $3,894,900 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries. Peoples Bancorporation requires liquidity to pay limited operating expenses and cash dividends. The parent company's liquidity needs are fulfilled through management fees assessed at each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2007 the Banks had issued commitments to extend credit of $113,020,000 through various types of arrangements, described further in the table below.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

                                                         December 31, 2007
                                                         -----------------
                                                         (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties ......   $  41,030
  Lines of credit secured by commercial properties .......      44,085
  Other unused commitments ...............................      27,905
                                                             ---------
     Total ...............................................   $ 113,020
                                                             =========

         In addition to commitments to extend credit, the Banks also issue letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. At December 31, 2007, there was $2,800,000 committed under letters of credit. Past experience indicates that many of these letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the letters of credit. The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

         Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2007. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for a discussion of commitments and contingencies and financial instruments with off-balance sheet risk.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings.

         For publicly held bank holding companies, such as the Company, capital adequacy is evaluated on a consolidated basis. The Company's banking subsidiaries must separately meet additional regulatory capital requirements. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency's ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Banks have not been notified that they must maintain capital levels above regulatory minimums.

The Company's and Banks' capital ratios are presented as follows:

                                                                December 31,
                                                           2007            2006
                                                          -----           -----
        Peoples Bancorporation, Inc.
          Risk-based capital ratio ....................   12.02%          13.07%
          Tier 1 capital (to risk weighted assets) ....   11.06%          12.00%
          Tier 1 capital (to average assets) ..........    8.80%           9.06%

        Peoples National Bank
          Risk-based capital ratio ....................   10.64%          12.05%
          Tier 1 capital (to risk weighted assets) ....    9.69%          11.03%
          Tier 1 capital (to average assets) ..........    8.52%           8.90%

        Bank of Anderson
          Risk-based capital ratio ....................   13.25%          12.65%
          Tier 1 capital (to risk weighted assets) ....   12.11%          11.45%
          Tier 1 capital (to average assets) ..........    8.34%           7.80%

        Seneca National Bank
          Risk-based capital ratio ....................   11.47%          13.31%
          Tier 1 capital (to risk weighted assets) ....   10.55%          12.17%
          Tier 1 capital (to average assets) ..........    7.82%           9.10%


         The changes in the Company's and Banks' capital ratios resulted primarily from the growth in loans experienced and the retention of earnings during 2007.

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

PAYMENT OF DIVIDENDS

         Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements. The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2007 The Peoples National Bank paid dividends of $1,343,000 to the Company, which in turn paid those dividends to its shareholders, compared to dividends of $1,258,000 in 2006. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2007 or 2006.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent banking relationships with Silverton Bank, Atlanta, Georgia; Community Bankers Bank, Midlothian, Virginia; South Carolina Bank and Trust, Columbia, South Carolina; and Wachovia Bank, N. A., Charlotte, North Carolina. As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.


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

         The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, a bank holding company is generally prohibited from acquiring control of any company that is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto, and are thus permissible for bank holding companies, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States of America, the states and their political subdivisions. The BHCA also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company.

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

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

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

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

         Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller (see Item 1 - Business - "CAPITAL ADEQUACY AND RESOURCES"). Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, ranging, for example, from a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC and placing the Banks in receivership.

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

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2007.

Payment of Dividends

         The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company are expected to continue to result from dividends paid to the Company by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. See "Item 1 - Business -- PAYMENT OF DIVIDENDS."

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under rules adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Since January 1, 2007, rates have ranged between 5 and 43 cents per $100 in assessable deposits.

         Legislation enacted in 1996 also required that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 allows "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date. The Peoples National Bank is eligible for the one-time assessment credit, which amounted to approximately $112,000. Assessment credits were applied to reduce deposit insurance assessments payable beginning with the June 2007 invoice. At December 31, 2007, Peoples National Bank has a remaining assessment credit of approximately $50,000. Neither Bank of Anderson, N. A. nor Seneca National Bank is eligible for the one-time assessment credit.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by the Sarbanes-Oxley Act and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation that could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Banks should they be adopted.

EMPLOYEES

         The Company and the Banks employed 134 full-time and 27 part-time persons as of December 31, 2007. Management believes that its employee relations are good.

EXECUTIVE OFFICERS

         The executive officers of the Company are R. Riggie Ridgeway, President and Chief Executive Officer; William B. West, Executive Vice President and Treasurer; L. Andrew Westbrook, III, Executive Vice President; Robert E. Dye, Jr., Senior Vice President, Chief Financial Officer and Secretary; and Patricia
A. Jensen, Senior Vice President and Controller. Information about all of the executive officers is set forth in Item 10, Part III of this report on Form 10-K.


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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised short-term interest rates seventeen times for a total increase of 4.25%. Since September 2007, the Federal Reserve has lowered rates six times for a total decrease of 3.00%, including a decrease of 2.00% during the first quarter of 2008. Decreases in interest rates generally lower the Company's net interest income in the near term. Decreased interest rates also generally affect the volume of mortgage loan originations.

                          Risks Related to Our Industry

         We are subject to governmental regulation, which could change and increase our cost of doing business or have an adverse effect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in one or more of our banks being placed in receivership. We have also recently been subjected to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

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

         Changes in governmental, economic and monetary policies may affect the ability of our banks to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

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

         Our common stock is not a deposit, savings account or obligation of our banks and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.



ITEM 1 B.                  UNRESOLVED STAFF COMMENTS

         The Company is not an accelerated filer or a large accelerated filer and has not received any comments from the Securities and Exchange Commission regarding its current or periodic reports in the 180 days prior to December 31, 2007.

         ITEM 2. PROPERTIES

         The Company's corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions, including administration, accounting, financial reporting, human resources, training, marketing, risk management, internal audit, compliance, facilities management, security, and purchasing. The Company also utilizes an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions including operations, data processing, and information technology. The Peoples National Bank also owns an adjacent office building located at 1824 East Main Street in Easley, South Carolina. The property consists of approximately 6,600 square feet of office space located in a one-story brick building containing approximately 9,000 square feet on 0.704 acres of land. Peoples National Bank is using portions of this facility as office space and file storage, and a portion is currently being leased to a tenant.

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

         The Peoples National Bank owns and operates five branch facilities: one in Powdersville, South Carolina located at 4 Hood Road approximately seven miles east of the Bank's main office containing approximately 3,158 square feet in a one-story brick building situated on 0.812 acres of land; a second branch office in Pickens, South Carolina located at 424 Hampton Avenue approximately ten miles west of the Bank's main office containing approximately 6,688 square feet in a two-story building on 0.925 acres of land; a third branch office in Easley located at 1053 Pendleton Street approximately 2 miles west of the Bank's main office containing approximately 3,523 square feet in a one and one-half story building situated on l.077 acres of land; a fourth branch office in Greenville, South Carolina located at 300 Mills Avenue approximately ten miles east of the Bank's main office containing approximately 1,600 square feet in a one-story brick building situated on 0.574 acres of land; and a fifth branch office in Greenville, South Carolina located at 45 East Antrim Drive approximately thirteen miles east of the Bank's main office containing approximately 7,000 square feet in a two-story brick building situated on 1.321 acres of land. All branch facilities have improvements including drive-through teller installations, drive-through automated teller machines, vault, night depository, and safe deposit facilities.

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

         Bank of Anderson owns and operates one branch facility in Anderson County, South Carolina located at 1434 Pearman Dairy Road approximately five miles northwest of the Bank's main office containing approximately 3,036 square feet in a one-story brick building situated on 0.86 acres of land. The branch facility has improvements including a drive-through teller installation, drive-through automated teller machine, vault, night depository, and safe deposit box facilities.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board under the symbol "PBCE.OB." The reported high and low bid prices for each quarter of 2007 and 2006 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is not an active trading market for our common stock.


               Quarter Ended                            Low            High
               -------------                            ---            ----
               March 31, 2007 ....................    $   10.15     $   11.00
               June 30, 2007 .....................    $    9.75     $   12.95
               September 30, 2007 ................    $   10.00     $   11.50
               December 31, 2007 .................    $    8.00     $   10.25
               March 31, 2006 ....................    $    9.79     $   14.25
               June 30, 2006 .....................    $   10.45     $   12.83
               September 30, 2006 ................    $   10.21     $   10.97
               December 31, 2006 .................    $   10.21     $   10.93


         As of March 14, 2008, the number of holders of record of the Company's common stock was 993 and the number of issued and outstanding shares was 7,056,337.

         During each of 2007 and 2006 the Company paid four quarterly cash dividends totaling $0.20 per common share each year.

         In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998,
January 14, 2000, January 5, 2001, January 4, 2002, November 18, 2002, November 17, 2003, January 4, 2005, December 30, 2005, January 5, 2007 and January 4, 2008 the Company paid 5% stock dividends to shareholders (2007 and 2006 prices in the table above have been adjusted for the stock dividends declared in 2007).

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

Unregistered Sales of Equity Securities and Use of Proceeds.

         The Company did not sell any equity securities during the year ended December 31, 2007 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2007. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.229.703.

ITEM 6.           SELECTED FINANCIAL DATA

                                                             FIVE-YEAR FINANCIAL SUMMARY
                                                  (All amounts, except per share data, in thousands)
                                            2007          2006           2005          2004           2003
                                            ----          ----           ----          ----           ----
INCOME STATEMENT DATA
  Net interest income ...............  $   18,924    $   19,337     $   17,357    $   14,622     $   13,381
  Provision for loan losses .........         900           943            848           589          1,106
  Other operating income ............       3,842         3,648          3,609         4,996         10,302
  Other operating expenses ..........      15,966        15,621         14,338        13,847         14,665
  Net income ........................       4,343         4,486          4,128         3,528          5,044

PER SHARE DATA (1)
  Net income per common share -
     Basic ..........................  $     0.59    $     0.65     $     0.60    $     0.52     $     0.75
     Diluted ........................  $     0.59    $     0.64     $     0.59    $     0.50     $     0.72
  Cash dividends declared ...........  $     0.20    $     0.20     $     0.20    $     0.26     $     0.28

BALANCE SHEET DATA
  Total Assets ......................  $  558,443    $  503,814     $  487,977    $  429,796     $  421,756
  Total Deposits ....................     417,621       385,045        390,349       346,145        353,329
  Total Loans (Net) .................     414,688       354,011        373,641       322,212        297,915
  Investment Securities .............     102,693        99,469         78,061        71,247         86,493
  Total Earning Assets ..............     523,597       470,172        456,456       400,809        399,925
  Shareholders' Equity ..............      50,241        46,064         41,171        38,240         36,161

OTHER DATA
  Return on average assets ..........        0.84%         0.91%          0.88%         0.82%          1.18%
  Return on average equity ...........       9.03%        10.29%         10.20%         9.45%         14.52%

(1) Per share data has been restated to reflect 5% stock dividends in 2003, 2004, 2005, 2006 and 2007, and the 3-for-2 stock split issued in October 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company set forth in Item 8--Financial Statements and Supplementary Data, and the description of the Company's business set forth in Item 1--Business, of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements included in Item 8 of the Annual Report.

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

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets increased $54,629,000 or 10.8% to $558,443,000 at December 31, 2007 from $503,814,000 at December 31,
2006.

         The Company experienced significant loan growth during 2007 as the total outstanding loans, the largest single category of Company assets, increased $60,917,000 or 17.0% from $358,081,000 at December 31, 2006 to
$418,998,000 at December 31, 2007, as a result of an increase in loan demand at the Company's three bank subsidiaries.

         The Company's securities portfolio collectively, at amortized cost, increased $3,224,000 or 3.2% from $99,441,000 at December 31, 2006 to
$102,693,000 at December 31, 2007. The increase is a continuation of a strategy that was designed to replace a number of securities that were maturing, increase the Company's overall investment in earning assets, and change the Company's interest-rate risk profile in response to economic data. The sale of Government sponsored enterprise securities and mortgage-backed securities in the available for sale portfolio in 2006 amounted to approximately $3,740,000, resulting in realized losses of $62,000 in 2006. There were no sales in 2007. Maturities, calls, and principal pay-downs on all securities amounted to $12,175,000 in 2007 compared to $43,317,000 in 2006. During 2007, the Company made purchases of $14,091,000 in available for sale securities and no purchases in securities held-to-maturity compared to $62,172,000 and $2,893,000 respectively in 2006. The Company's mortgage-backed securities are not backed by subprime mortgages and their value has not been diminished by the "subprime crisis." The Company does not engage in, and does not expect to engage in, hedging activities.

         Cash and due from banks balances decreased $2,201,000 or 20.3% from $10,819,000 at December 31, 2006 to $8,618,000 at December 31, 2007. The Company
had $1,263,000 in federal funds sold as of December 31, 2007, compared to $12,514,000 in federal funds sold at December 31, 2006. The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

         Cash surrender value of life insurance increased $416,000 or 3.8% from $10,934,000 at December 31, 2006 to $11,350,000 at December 31, 2007 due to the
normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

         Other assets, comprised largely of prepaid expenses, other real estate owned, and deferred income taxes, increased $311,000 or 17.3% to $2,110,000 at December 31, 2007 from $1,799,000 at December 31, 2006. This increase is largely attributable to an increase of $752,000 or 277.5% in other real estate owned to $1,023,000 at December 31, 2007 from $271,000 at December 31, 2006. A significant portion of the increase in other real estate owned is attributable to foreclosure by Bank of Anderson on a single property valued at $413,202. Deferred tax assets decreased by $386,000 or 41.2% to $552,000 at December 31, 2007 from $938,000 at December 31, 2006.

         Total liabilities increased $50,452,000 or 11.0% from $457,750,000 at December 31, 2006 to $508,202,000 at December 31, 2007. Total deposits increased $32,576,000 or 8.5% to $417,621,000 at December 31, 2007 from $385,045,000 at
December 31, 2006. There was a $33,619,000 increase in interest-bearing deposits, including a $36,746,000 increase in certificates of deposit in 2007. Securities sold under repurchase agreements increased $1,456,000 or 7.9% from $18,368,000 at December 31, 2006 to $19,824,000 at December 31, 2007. These
increases were made possible by effective rate pricing, and they were necessary to fund the increased loan demand at two of the Company's banks. There was $429,000 in federal funds purchased at December 31, 2007, compared to no federal funds purchased as of December 31, 2006.

         Federal Home Loan Bank advances increased by $15,100,000 or 30.2% from $50,000,000 at December 31, 2006 to $65,100,000 at December 31, 2007. At
December 31, 2006, $5,000,000 of the total advances represented a long-term advance purchased in December 2000 and subsequently converted to a short-term advance in June 2007. Federal Home Loan Bank advances are used primarily for the liquidity needs of the Company, and the increase was largely attributable to the increase in the Company's loans and securities.

         Shareholders' equity increased $4,177,000 or 9.1% from $46,064,000 at December 31, 2006 to $50,241,000 at December 31, 2007. This increase is primarily a result of net earnings for the period of $4,343,000, unrealized holding gains net of income taxes on securities available for sale of $766,000, and proceeds from the exercise of stock options of $204,000, which was partially offset by the declaration and payment of $1,343,000 in cash dividends and the payment of $5,000 of cash in lieu of fractional shares for the 5% stock dividend during 2007.

EARNINGS PERFORMANCE

2007 Compared to 2006

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2007 resulted in net income of $4,343,000 or $0.59 per basic share ($0.59 per diluted share), compared to $4,486,000 or $0.65 per basic share ($0.64 per diluted share) for the twelve months ended December 31, 2006.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income decreased $413,000 or 2.1% to $18,924,000 for the year ended December 31, 2007 compared to $19,337,000 for the year ended December 31, 2006.

         The Company's total interest income increased $3,568,000 or 11.2% to $35,546,000 in 2007 compared to $31,978,000 for 2006. This increase is largely attributable to an increase in interest income and fees on loans of $2,383,000 resulting from higher average balances and from higher rates. There was a $577,000 increase in interest on taxable securities due to higher rates. There was also an increase of $722,000 in interest on tax-exempt securities primarily due to higher average balances. There was a $114,000 decrease in interest on federal funds sold largely due to lower average balances.

         Total interest expense increased $3,981,000 or 31.5% to $16,622,000 in 2007 compared to $12,641,000 for 2006. The amount of interest paid on deposits increased $3,596,000; the interest paid on notes payable to the Federal Home Loan Bank increased $703,000; and interest expense on federal funds purchased and securities sold under repurchase agreements decreased $318,000. The increase in interest expense among the various types of interest-bearing liabilities is largely attributable to higher market interest rates paid by the Company's bank subsidiaries, as well as higher average balances for certificates of deposit during 2007 as compared to 2006.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $900,000 in 2007 compared to $943,000 for 2006, a $43,000 or 4.6% decrease. During 2007 the Company experienced net charge-offs of $660,000, or 0.17% of average outstanding loans, compared to net charge-offs of $727,000, or 0.20% of average outstanding loans in 2006. At December 31, 2007 the allowance for loan losses was 1.03% as a percentage of outstanding loans compared to 1.14% at December 31, 2006.

         At December 31, 2007 the Company had $7,505,000 in non-accrual loans, $412,000 in restructured loans, no loans past due 90 days or more but still accruing interest, and $1,023,000 in real estate acquired in settlement of loans, compared to $993,000 in non-accrual loans, $421,000 in restructured loans, no loans past due 90 days or more but still accruing interest, and $271,000 in real estate acquired in settlement of loans at December 31, 2006. Non-performing assets as a percentage of all loans and other real estate owned were 2.13% and 0.47% at December 31, 2007 and 2006, respectively. The substantial increase in non-accruing loans includes a single borrowing relationship that accounts for $5,052,000 of the total. This credit is secured by real estate consisting largely of completed houses and residential subdivision lots. Subsequent to year-end 2007, management decided to charge off approximately $477,000 of this relationship during the first quarter of 2008. The Company is currently negotiating with the developer and holders of mechanics liens to be in a position to take deeds in lieu of foreclosure, which would allow for the liquidation of the Company's collateral to begin. Management believes that the Company's allowance for loan losses is adequate to absorb any potential losses.

         The Company does not actively pursue sub-prime loans for retention in its loan portfolio, nor does it purchase sub-prime assets for its investment portfolio. As such, management does not believe that the Company has any direct exposure to this national debacle.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2007 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Noninterest Income

         Total consolidated noninterest income, including securities transactions, increased $194,000 or 5.3% from $3,648,000 in 2006 to $3,842,000 in 2007. Service charges on deposit accounts, the largest component of noninterest income, increased $15,000 or 0.82% to $1,844,000 for 2007 compared to $1,829,000 for 2006. Customer service fees decreased $35,000 or 22.0% from $159,000 in 2006 to $124,000 in 2007, primarily due to a $21,000 decrease in ATM surcharge income in 2007 compared to 2006.

         Mortgage banking income increased $24,000 or 5.4% from $444,000 in 2006 to $468,000 in 2007. The change in mortgage banking income is largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time. Bank owned life insurance income increased $87,000 or 22.4% in 2007 to $476,000 compared to $389,000 in 2006. The increase in bank owned life insurance income is partially attributable to the purchase of additional life insurance policies during the fourth quarter of 2006.

         Other noninterest income increased $59,000 or 8.9% to $725,000 in 2007 when compared to $666,000 in 2006. The Company experienced a net gain on sale of fixed assets of $178,000 in 2007 compared to a net gain of $3,000 in 2006. The substantial increase is largely attributable to a $169,000 gain realized during the first quarter of 2007 from the sale of a portion of a parcel of land that had been acquired in 2006 for an office of The Peoples National Bank. Gains on the sale of assets acquired in settlement of loans decreased $165,000 or 91.2% from $181,000 in 2006 to $16,000 in 2007. Interchange income on the Banks' debit cards increased $77,000 or 22.7% to $416,000 in 2007 compared to $339,000 in 2006.

         There were no realized gains or losses on the sale of available for sale securities in 2007, compared to a loss of $62,000 realized on the sale of available for sale securities in 2006.

Noninterest Expenses

         Total consolidated noninterest expenses increased $345,000 or 2.2% to $15,966,000 in 2007 compared to $15,621,000 in 2006. Salaries and benefits, the largest component of non-interest expense, increased $419,000 or 4.7% to $9,385,000 in 2007 compared to $8,966,000 in 2006. The increases in salaries and benefits are attributable to additional personnel for the two new banking offices of The Peoples National, along with normal salary increases and other changes in personnel throughout the Company.

         Occupancy and furniture and equipment expenses increased $44,000 or 2.0% to $2,230,000 in 2007 compared to $2,186,000 in 2006.

         Marketing and advertising expense increased $94,000 or 22.7% from $414,000 in 2006 to $508,000 in 2007 primarily due to advertising for the two new branch offices of The Peoples National Bank and a new checking account product. Expenses associated with the printing of forms and supplies used increased $22,000 or 12.5% to $198,000 in 2007 compared to $176,000 for 2006.
This increase was partly attributable to the creation of forms and files in conjunction with the opening of two new branch offices of The Peoples National Bank. Bank paid loan costs decreased $26,000 or 11.5% from $226,000 in 2006 to $200,000 in 2007 due to a decrease in certain types of loan activity. Director fees increased $88,000 or 24.3% from $362,000 in 2006 to $450,000 in 2007 primarily due to an increase in fees being paid for board committee meetings and the resumption of the payment of director fees at the Bank of Anderson, N.A., which were suspended during the first quarter of 2006. Other post employment benefits increased $152,000 or 139.5% from $109,000 in 2006 to $261,000 in 2007 primarily due to an increase in the cost of the CEO's retirement package and also due to the addition of other officers to the supplemental executive retirement plan. Legal and professional fees decreased $138,000 or 23.8% from $580,000 in 2006 to $442,000 in 2007 primarily due to legal fees associated with the termination of a former employee of the Company that were incurred during the first half of 2006. All other operating expenses were $2,292,000 in 2007 compared to $2,602,000 in 2006, a decrease of $310,000 or 11.9% due primarily to the effect of the arbitration award relating to a contract dispute with a former employee in 2006.


Income Taxes

         Refer to Note 10 of the Company's consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data for an analysis of income tax expense.

EARNINGS PERFORMANCE

2006 Compared to 2005

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2006 resulted in net income of $4,486,000 or $0.65 per basic share ($0.64 per diluted share), compared to $4,128,000 or $0.60 per basic share ($0.59 per diluted share) for the twelve months ended December 31, 2005. The increase in the Company's net income of $358,000 or 8.7% for 2006 resulted largely from higher yields on, and higher average balances of, earning assets.

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

Noninterest Income

         Total consolidated noninterest income, including securities transactions, increased $39,000 or 1.1% from $3,609,000 in 2005 to $3,648,000 in
2006. Service charges on deposit accounts, the largest component of noninterest income, decreased $188,000 or 9.3% to $1,829,000 for 2006 compared to $2,017,000 for 2005. The decrease in service charge income is primarily the result of a lower number of overdraft items at the Banks. Customer service fees decreased $9,000 or 5.4% from $168,000 in 2005 to $159,000 in 2006 primarily due to a
$14,000 decrease in ATM surcharge income in 2006 compared to 2005.

         Mortgage banking income decreased $50,000 or 10.1% from $494,000 in 2005 to $444,000 in 2006. The change in mortgage banking income is largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time.

         Other noninterest income increased $355,000 or 114.2% to $666,000 in 2006 when compared to $311,000 in 2005. This increase is largely attributable to a net gain on sale of assets acquired in settlement of loans in the amount of $181,000 in 2006 compared to a net gain of $60,000 in 2005.

         The Company recorded a $62,000 loss on the sale of available for sale securities in 2006, compared to a gain of $7,000 realized on the sale of available for sale securities in 2005.


Noninterest Expenses

         Total consolidated noninterest expenses increased $1,283,000 or 9.0% to $15,621,000 in 2006 compared to $14,338,000 in 2005. Salaries and benefits, the largest component of non-interest expense, increased $401,000 or 4.7% to $8,966,000 in 2006 compared to $8,565,000 in 2005. The increases in salaries and benefits are primarily due to normal salary increases, incentive compensation, signing bonuses, and other changes in personnel throughout the Company.

         Occupancy and furniture and equipment expenses increased $77,000 or 3.7% to $2,186,000 in 2006 compared to $2,109,000 in 2005.

         Legal and professional fees increased $209,000 or 56.3% from $371,000 in 2005 to $580,000 in 2006 primarily due to expenses associated with arbitration proceedings regarding an employment contract dispute with a former employee. Bank paid loan costs decreased $92,000 or 28.9% from $318,000 in 2005 to $226,000 in 2006 due to a decrease in lending activity during 2006. Other post employment benefits decreased $28,000 or 20.4% from $137,000 in 2005 to $109,000 in 2006 due to changes in benefit participants. Expenses associated with the printing of forms and supplies used increased $37,000 or 26.6% to $176,000 in 2006 compared to $139,000 for 2005. This increase was partly attributable to the creation of new forms and files in conjunction with the centralization of loan files from a subsidiary bank. Communication expenses were $258,000 in 2006, an increase of $36,000 or 16.2% from $222,000 in 2005 due to an upgrade in communication lines and the physical move of one department. All other operating expenses were $3,120,000 in 2006 compared to $2,477,000 in 2005, due primarily to the effect of the arbitration award relating to a contract dispute with a former employee.

Income Taxes

         Refer to Note 10 of the Company's consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data for an analysis of income tax expense.

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




ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Report of Independent Registered Public Accounting Firm.

-    Consolidated Balance Sheets as of December 31, 2007 and 2006.

- Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

- Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

-    Notes to Consolidated Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


         We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

         We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 included in the Management's Annual Report on Internal Control Over Financial Reporting included in the Company's Form 10-K filed with the Securities and Exchange Commission and, accordingly, we do not express an opinion thereon.




/s/ Elliott Davis, LLC

Greenville, South Carolina
March 25, 2008

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                DECEMBER 31,
                                                                                                                ------------
                                                                                                          2007                2006
                                                                                                          ----                ----
                                      ASSETS
CASH AND DUE FROM BANKS ......................................................................           $  8,618           $ 10,819

INTEREST - BEARING DEPOSITS IN OTHER BANKS ...................................................                643                108

FEDERAL FUNDS SOLD ...........................................................................              1,263             12,514
                                                                                                         --------           --------
                                                                                                           10,524             23,441
SECURITIES
      Available for sale .....................................................................             84,796             81,686
      Held to maturity (fair value of $13,113 (2007) and $13,382 (2006)) .....................             13,102             13,500
      Other investments, at cost .............................................................              4,795              4,283

LOANS, net of allowance for loan losses of $4,310 (2007) and $4,070 (2006) ...................            414,688            354,011

PREMISES AND EQUIPMENT, net of accumulated depreciation ......................................             13,757             11,117

ACCRUED INTEREST RECEIVABLE ..................................................................              3,321              3,043

CASH SURRENDER VALUE OF LIFE INSURANCE .......................................................             11,350             10,934

OTHER ASSETS .................................................................................              2,110              1,799
                                                                                                         --------           --------
           TOTAL ASSETS ......................................................................           $558,443           $503,814
                                                                                                         ========           ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing ......................................................................           $ 53,950           $ 54,993
    Interest-bearing .........................................................................            363,671            330,052
                                                                                                         --------           --------
          Total deposits .....................................................................            417,621            385,045

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ..................................................             19,824             18,368

FEDERAL FUNDS PURCHASED ......................................................................                429                  -

ADVANCES FROM FEDERAL HOME LOAN BANK .........................................................             65,100             50,000

ACCRUED INTEREST PAYABLE .....................................................................              4,465              2,926

OTHER LIABILITIES ............................................................................                763              1,411
                                                                                                         --------           --------
         Total liabilities ...................................................................            508,202            457,750
                                                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12

SHAREHOLDERS' EQUITY
    Common stock - 15,000,000 shares authorized; $1.11 par value per share; 7,056,337 (2007) shares and 6,666,568 (2006) shares
      issued and outstanding .................................................................              7,833              7,400
    Additional paid-in capital ...............................................................             41,624             38,614
    Retained earnings ........................................................................                  -                 32
    Accumulated other comprehensive income
                                                                                                              784                 18
                                                                                                         --------           --------

         Total shareholders' equity ..........................................................             50,241             46,064
                                                                                                         --------           --------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................           $558,443           $503,814
                                                                                                         ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share information)

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                            2007           2006               2005
                                                                                            ----           ----               ----
INTEREST INCOME
    Interest and fees on loans .................................................         $ 30,959         $ 28,576          $ 23,915
    Interest on securities
      Taxable ..................................................................            3,037            2,460             1,921
      Tax-exempt ...............................................................            1,422              700               260
    Interest on federal funds sold .............................................              128              242               194
                                                                                         --------         --------          --------

         Total interest income .................................................           35,546           31,978            26,290
                                                                                         --------         --------          --------

INTEREST EXPENSE
    Interest on deposits .......................................................           14,308           10,712             7,924
    Interest on federal funds purchased and securities sold
      under repurchase agreements ..............................................              455              773               642
    Interest on advances from Federal Home Loan Bank ...........................            1,859            1,156               367
                                                                                         --------         --------          --------
         Total interest expense ................................................           16,622           12,641             8,933
                                                                                         --------         --------          --------
         Net interest income ...................................................           18,924           19,337            17,357

PROVISION FOR LOAN LOSSES ......................................................              900              943               848
                                                                                         --------         --------          --------
         Net interest income after provision for loan losses ...................           18,024           18,394            16,509
                                                                                         --------         --------          --------
NONINTEREST INCOME
    Service charges on deposit accounts ........................................            1,844            1,829             2,017
    Customer service fees ......................................................              124              159               168
    Mortgage banking ...........................................................              468              444               494
    Brokerage services .........................................................              205              223               195
    Bank owned life insurance ..................................................              476              389               417
    Other noninterest income ...................................................              725              666               311
    Gain (loss) on sale of securities available for sale .......................                -              (62)                7
                                                                                         --------         --------          --------
         Total noninterest income ..............................................            3,842            3,648             3,609
                                                                                         --------         --------          --------
NONINTEREST EXPENSES
    Salaries and benefits ......................................................            9,385            8,966             8,565
    Occupancy ..................................................................              866              821               747
    Equipment ..................................................................            1,364            1,365             1,362
    Marketing and advertising ..................................................              508              414               415
    Communications .............................................................              253              258               222
    Printing and supplies ......................................................              198              176               139
    Bank paid loan costs .......................................................              200              226               318
    Directors fees .............................................................              450              362               349
    Other post employment benefits .............................................              261              109               137
    Legal and professional fees ................................................              442              580               371
    Other operating ............................................................            2,039            2,344             1,713
                                                                                         --------         --------          --------
         Total noninterest expenses ............................................           15,966           15,621            14,338
                                                                                         --------         --------          --------
         Income before income taxes ............................................            5,900            6,421             5,780

PROVISION FOR INCOME TAXES .....................................................            1,557            1,935             1,652
                                                                                         --------         --------          --------
         Net income ............................................................         $  4,343         $  4,486          $  4,128
                                                                                         ========         ========          ========

BASIC NET INCOME PER COMMON SHARE (1) ..........................................         $   0.59         $   0.65          $   0.60
                                                                                         ========         ========          ========
DILUTED NET INCOME PER COMMON SHARE (1) ........................................         $   0.59         $   0.64          $   0.59
                                                                                         ========         ========          ========

(1) Per share data has been restated to reflect 5 percent stock dividends.

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2007, 2006 and 2005
                 (Amounts in thousands except share information)

                                                                                                                Accumu-
                                                                                                                lated
                                                                                                                other
                                                                                                               compre-      Total
                                                                 Common stock        Additional                hensive      share-
                                                                 ------------         paid-in      Retained     income     holders'
                                                              Shares      Amount      capital      earnings     (loss)      equity
                                                              ------      ------      -------      --------     ------      ------

BALANCE, DECEMBER 31, 2004 ..............................   5,822,608   $   6,463   $  32,237   $       -    $    (460)   $  38,240
                                                                                                                          ---------

Net income ..............................................           -           -           -       4,128            -        4,128
Other comprehensive income, net of tax:
     Unrealized holding losses on securities available
       for sale, net of income taxes of $202 ............           -           -           -           -         (388)        (388)
     Less reclassification adjustment for gains
       included in net income, net of income
       taxes of $2  .....................................           -           -           -           -           (5)          (5)
                                                                                                                          ---------

Comprehensive income ....................................                                                                     3,735
Stock dividend (5%) .....................................     296,844         330       2,194      (2,524)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -          (9)           -           (9)
Cash dividends ($.20 per share) .........................           -           -           -      (1,187)           -       (1,187)
Proceeds from stock options exercised ...................     125,904         139         253           -            -          392
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2005 ..............................   6,245,356       6,932      34,684         408         (853)      41,171
                                                                                                                          ---------

Net income ..............................................           -           -           -       4,486            -        4,486
Other comprehensive income, net of tax:
     Unrealized holding gains on securities available
        for sale, net of income taxes of $(470) .........           -           -           -           -          83l          831
     Less reclassification adjustment for gains
        included in net income, net of income
        taxes of $20.....................................           -           -           -           -           40           40
                                                                                                                          ---------

Comprehensive income ....................................                                                                     5,357
Stock dividend (5%) .....................................     316,873         352       3,245      (3,597)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -          (7)           -           (7)
Cash dividends ($.20 per share) .........................           -           -           -      (1,258)           -       (1,258)
Proceeds from stock options exercised ...................     104,339         116         421           -            -          537
Tax benefit of stock options exercised ..................           -           -         172           -            -          172
Stock-based compensation ................................           -           -          92           -            -           92
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2006 ..............................   6,666,568       7,400      38,614          32           18       46,064
                                                                                                                          ---------
Net income ..............................................           -           -           -       4,343            -        4,343
Other comprehensive income, net of tax:
  Unrealized holding gains on securities
    available for sale, net of income taxes of $(396) ...           -           -           -           -          766          766
                                                                                                                          ---------

Comprehensive income ....................................                                                                     5,109
Stock Dividend (5%) .....................................     335,462         373       2,654      (3,027)           -            -
Cash in lieu of fractional shares on stock dividend .....           -           -           -          (5)           -           (5)
Cash dividends ($.20 per share) .........................           -           -           -      (1,343)           -       (1,343)
Proceeds from stock options exercised ...................      54,307          60         144           -            -          204
Tax benefit of stock options exercised ..................           -           -         119           -            -          119
Stock-based compensation ................................           -           -          93           -            -           93
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2007 ..............................   7,056,337   $   7,833   $  41,624   $       -    $     784    $  50,241
                                                            =========   =========   =========   =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                 For the years ended December 31,
                                                                                                 --------------------------------
                                                                                                2007           2006            2005
                                                                                                ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................................      $  4,343       $  4,486       $  4,128
    Adjustments to reconcile net income to net cash
      provided by operating activities
      (Gain) loss on sale of premises and equipment ...................................          (177)            (3)            25
      (Gain) loss on sale of securities available for sale ............................             -             62             (7)
      Gain on sale of assets acquired in settlement of loans ..........................           (16)          (181)           (60)
      Provision for loan losses .......................................................           900            943            848
      Provision (benefit) from deferred income taxes ..................................           (96)           422            (10)
      Depreciation ....................................................................         1,110          1,091          1,127
      Amortization and accretion (net) of premiums and discounts on securities ........            51             97            132
      Stock-based compensation ........................................................            93             92              -
      Increase in accrued interest receivable .........................................          (278)          (602)          (611)
      (Increase) decrease in other assets .............................................           157           (809)        (1,639)
      Increase in accrued interest payable ............................................         1,539            645          1,127
      Increase (decrease) in other liabilities ........................................          (648)           510           (321)
                                                                                             --------       --------       --------

           Net cash provided by operating activities ..................................         6,978          6,753          4,739
                                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities held to maturity ........................................             -         (2,893)        (4,737)
      Purchases of securities available for sale ......................................       (14,091)       (62,172)        (8,035)
      Purchases of other investments ..................................................          (512)        (2,238)          (388)
      Proceeds from principal pay downs on securities available for sale ..............         7,575          5,207          3,543
      Proceeds from the maturities and calls of securities available for sale .........         4,600         37,950            500
      Proceeds from the sale of securities available for sale .........................             -          3,740            362
      Proceeds from maturity of securities held to maturity ...........................           315            160          1,218
      Investment in bank owned life insurance .........................................          (416)        (1,531)          (354)
      Proceeds from sale of other real estate owned ...................................           112          2,164            413
      Net (increase) decrease in loans ................................................       (62,441)        18,427        (52,277)
      Proceeds from the sale of premises and equipment ................................           523             30             82
      Purchases of premises and equipment .............................................        (4,096)        (1,600)          (794)
                                                                                             --------       --------       --------

           Net cash used for investing activities .....................................       (68,431)        (2,756)       (60,467)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits .............................................        32,576         (5,304)        44,204
      Net increase (decrease) in federal funds purchased ..............................           429         (4,039)         3,467
      Net increase (decrease) in securities sold under repurchase agreements ..........         1,456        (13,368)        (2,217)
      Net increase in advances from Federal Home Loan Bank ............................        15,100         32,500          9,000
      Proceeds from the exercise of stock options .....................................           204            537            392
      Tax benefit of stock options exercised ..........................................           119            172              -
      Cash dividends paid .............................................................        (1,343)        (1,258)        (1,187)
      Cash in lieu of fractional shares on stock dividends and splits .................            (5)            (7)            (9)
                                                                                             --------       --------       --------

           Net cash provided by financing activities ..................................        48,536          9,233         53,650
                                                                                             --------       --------       --------

           Net increase (decrease) in cash and cash equivalents .......................       (12,917)        13,230         (2,078)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................        23,441         10,211         12,289
                                                                                             --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................................        10,524       $ 23,441       $ 10,211
                                                                                             ========       ========       ========

CASH PAID FOR
    Interest ..........................................................................      $ 15,083       $ 11,996       $  7,806
                                                                                             ========       ========       ========

    Income taxes ......................................................................      $  1,504       $  2,286       $  2,200
                                                                                             ========       ========       ========
NON-CASH TRANSACTIONS
    Change in unrealized gain (loss) on available for sale securities .................      $  1,162       $  1,321       $   (597)
                                                                                             ========       ========       ========
    Loans transferred to other real estate ............................................      $    864       $    260       $  1,757
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

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

   Principles of consolidation and nature of operations
     The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the "Company") and its wholly-owned subsidiaries, The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank (collectively referred to as the "Banks"). All significant intercompany balances and transactions have been eliminated. The Banks operate under individual national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency. The Company is subject to regulation by the Federal Reserve Board (the "FRB").

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

   Allowance for loan losses
     The allowance for loan losses is established through a provision for loan losses charged to earnings. It is the Company's policy to charge loan losses against the allowance when management believes a loss is probable. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experiences, the nature and volume of the loan portfolio, trends in delinquent, non-accruing and potential problem loans, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on an impaired loan are applied as principal reductions.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Other real estate owned

     Other real estate owned represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for estimated selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such properties are capitalized, whereas those costs relating to holding the properties are charged to expense. At December 31, 2007 and 2006 real estate owned by the Company totaled $1,023,000 and $271,000, respectively, and is included in other assets. During 2007 and 2006, the Company transferred loans of $864,000 and $260,000, respectively to real estate acquired in foreclosure.

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

   Reclassifications
     Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income or shareholders' equity.

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

   Stock option compensation plans
     The Company has an employee stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The Company also has another employee stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The outstanding options under both plans become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a directors' stock option plan through which non-employee directors of the Company are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director in the aggregate under that plan and the plan referred to in the next sentence. The Company also has another director stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date.

     The Company has historically accounted for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the year ended December 31, 2005, no stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which changed the accounting methodology for its stock option plans - see Note 16. In conjunction with this change, the Company recorded approximately $93,000 and $92,000 of compensation expense in 2007 and 2006, respectively.

   Recently issued accounting standards
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company's accounting measurements but it is expected to result in additional disclosures.

     In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and
     EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, Omnibus Opinion--1967 (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the

     Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

     In September 2006, the FASB ratified the consensus reached on EITF 06-5, Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

     In March 2007, the FASB ratified the consensus reached on EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159. In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Banks are required to maintain average reserve balances with the Federal Reserve Bank ("FRB") based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2007 and 2006 were approximately $1,542,000 and $1,036,000, respectively.

NOTE 3 - SECURITIES
          Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                     2007
                                                                                                     ----
                                                                                                Unrealized holding
                                                                           Amortized            ------------------            Fair
                                                                             Cost            Gains           Losses           value
                                                                             ----            -----           ------           -----
 SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
     SECURITIES
     Maturing within one year ......................................         $ 2,000         $     -         $     9         $ 1,991
     Maturing after one year but within five years .................             750              15               -             765
     Maturing after five years but within ten years ................           6,000             218               -           6,218
                                                                             -------         -------         -------         -------
                                                                               8,750             233               9           8,974
                                                                             -------         -------         -------         -------
OTHER SECURITIES
     Maturing within one year ......................................             152               -               1             151
     Maturing after one year but within five years .................             897               -               5             892
     Maturing after five years but within ten years ................           8,932              63              54           8,941
     Maturing after ten years ......................................          39,038             927              41          39,924
                                                                             -------         -------         -------         -------
                                                                              49,019             990             101          49,908
                                                                             -------         -------         -------         -------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after five years but within ten years ................           1,966              31               1           1,996
     Maturing after ten years ......................................          23,873              88              43          23,918
                                                                             -------         -------         -------         -------
                                                                              25,839             119              44          25,914
                                                                             -------         -------         -------         -------

        Total securities available for sale ........................         $83,608         $ 1,342         $   154         $84,796
                                                                             =======         =======         =======         =======

                                                                                                     2007
                                                                                                     ----
                                                                                                Unrealized holding
                                                                           Amortized            ------------------            Fair
                                                                             Cost            Gains           Losses           value
                                                                             ----            -----           ------           -----
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................         $   866         $     2         $     1         $   867
     Maturing after one year but within five years .................           5,638              19              14           5,643
     Maturing after five years but within ten years ................           4,139              24              29           4,134
     Maturing after ten years ......................................           2,459              11               1           2,469
                                                                             -------         -------         -------         -------

        Total securities held to maturity ..........................         $13,102         $    56         $    45         $13,113
                                                                             =======         =======         =======         =======

                                                                                                     2006
                                                                                                     ----
                                                                                                Unrealized holding
                                                                           Amortized            ------------------            Fair
                                                                             Cost            Gains           Losses           value
                                                                             ----            -----           ------           -----
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
     SECURITIES
     Maturing within one year ......................................         $ 4,600         $     -         $    23         $ 4,577
     Maturing after one year but within five years .................           2,250               -              43           2,207
     Maturing after five years but within ten years ................           5,500              53               -           5,553
                                                                             -------         -------         -------         -------
                                                                              12,350              53              66          12,337
                                                                             -------         -------         -------         -------
OTHER SECURITIES
     Maturing within one year ......................................             312             240               2             550
     Maturing after one year but within five years .................           1,178               -              25           1,153
     Maturing after five years but within ten years ................          10,732              19             260          10,491
     Maturing after ten years ......................................          32,520             268             102          32,686
                                                                             -------         -------         -------         -------
                                                                              44,742             527             389          44,880
                                                                             -------         -------         -------         -------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after five years but within ten years ................             860              14               -             874
     Maturing after ten years ......................................          23,706              19             130          23,595
                                                                             -------         -------         -------         -------
                                                                              24,566              33             130          24,469
                                                                             -------         -------         -------         -------

        Total securities available for sale ........................         $81,658         $   613         $   585         $81,686
                                                                             =======         =======         =======         =======

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................         $   315         $     -         $     -         $   315
     Maturing after one year but within five years .................           5,631               3              65           5,569
     Maturing after five years but within ten years ................           3,818              11              63           3,766
     Maturing after ten years ......................................           3,736               7              11           3,732
                                                                             -------         -------         -------         -------

        Total securities held to maturity ..........................         $13,500         $    21         $   139         $13,382
                                                                             =======         =======         =======         =======


         The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

Securities Available for Sale (tabular amounts in thousands):

                                                  Less than 12 Months             12 Months or More                 Total
                                                  -------------------             -----------------                 -----
                                                 Fair        Unrealized          Fair      Unrealized         Fair        Unrealized
                                                Value          Losses           Value        Losses           Value         Losses
                                                -----          ------           -----        ------           -----         ------
Government sponsored
     enterprise securities ............        $     -        $     -         $ 2,000        $    (9)        $ 2,000        $    (9)
Other securities ......................              -              -           7,379           (101)          7,379           (101)
State and political
       subdivisions ...................          1,395            (10)          7,475            (34)          8,870            (44)
                                               -------        -------         -------        -------         -------        -------
Total .................................        $ 1,395        $   (10)        $16,854        $  (144)        $18,249        $  (154)
                                               =======        =======         =======        =======         =======        =======

         Thirty-five individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                  Less than 12 Months             12 Months or More                 Total
                                                  -------------------             -----------------                 -----
                                                 Fair        Unrealized          Fair      Unrealized         Fair        Unrealized
                                                Value          Losses           Value        Losses           Value         Losses
                                                -----          ------           -----        ------           -----         ------
States and political
     subdivisions .....................         $  335         $   (2)         $3,785         $  (43)         $4,120         $  (45)
                                                ======         ======          ======         ======          ======         ======

         Seventeen individual securities were in a continuous loss position for twelve months or more.

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

         The Company has the ability and intent to hold the securities in a continuous loss position until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuers and therefore, these losses are not considered other-than-temporary. The category "other securities" above is comprised of mortgage-backed securities and investments in Silverton Bank stock.

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

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                              2007            2006
                                                                                                              ----            ----

FRB ............................................................................................            $3,895            $  453
FHLB ...........................................................................................               453             3,271
Interest-bearing deposits in other banks (maturing after three months) .........................               447               559
                                                                                                            ------            ------
                                                                                                            $4,795            $4,283
                                                                                                            ======            ======

         Securities  with  carrying   amounts  of  $45,438,000  and  $43,494,000
December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans are summarized as follows (tabular amounts in thousands):

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                             2007             2006
                                                                                                             ----             ----

Commercial and industrial - not secured by real estate .......................................           $ 47,885           $ 38,505
Commercial and industrial - secured by real estate ...........................................            107,531             90,298
Residential real estate - mortgage ...........................................................            108,161             97,835
Residential real estate - construction .......................................................            138,926            117,465
Loans to individuals for household, family and other personal expenditures ...................             16,495             13,978
                                                                                                         --------           --------
                                                                                                          418,998            358,081
Less allowance for loan losses ...............................................................              4,310              4,070
                                                                                                         --------           --------

                                                                                                         $414,688           $354,011
                                                                                                         ========           ========

         The composition of gross loans by rate type is as follows (tabular amounts in thousands):

                                                            December 31,
                                                            ------------
                                                       2007              2006
                                                       ----              ----
Variable rate loans ......................           $197,344           $180,545
Fixed rate loans .........................            221,654            177,536
                                                     --------           --------

                                                     $418,998           $358,081
                                                     ========           ========

         Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

                                               For the years ended December 31,
                                               --------------------------------
                                              2007          2006          2005
                                              ----          ----          ----

BALANCE, BEGINNING OF YEAR ...........      $ 4,070       $ 3,854       $ 3,691
     Provision for loan losses .......          900           943           848
     Loans charged off ...............         (706)         (995)         (704)
     Loans recovered .................           46           268            19
                                            -------       -------       -------

BALANCE, END OF YEAR .................      $ 4,310       $ 4,070       $ 3,854
                                            =======       =======       =======

         At December 31, 2007 and 2006 nonaccrual loans amounted to $7,505,000 and $993,000, respectively. Foregone interest income was approximately $137,000, $95,000 and $89,000 on nonaccrual loans for 2007, 2006 and 2005, respectively. Impaired loans totaled approximately $2,024,000 at December 31, 2007 and there were no impaired loans at December 31, 2006.


NOTE 5 - PREMISES AND EQUIPMENT


         The principal categories and estimated useful lives of premises and equipment are summarized below (tabular amounts in thousands):

                                                                  December 31,
                                              Estimated           ------------
                                             useful lives     2007         2006
                                             ------------     ----         ----

Land ....................................                   $ 3,873      $ 2,869
Building and improvements ...............    15 - 40 years    9,759        8,040
Furniture, fixtures and equipment .......    3 - 10 years     8,561        7,602
                                                            -------      -------

                                                             22,193       18,511
Less accumulated depreciation ...........                     8,436        7,394
                                                            -------      -------

                                                            $13,757      $11,117
                                                            =======      =======

            Depreciation expense of approximately $1,110,000, $1,091,000 and $1,127,000 for 2007, 2006 and 2005, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS
            The composition of deposits is as follows (tabular amounts in thousands):
                                                               December 31,
                                                               ------------
                                                           2007            2006
                                                           ----            ----

Demand deposits, noninterest bearing .............       $ 53,950       $ 54,993
NOW and money market accounts ....................         83,870         86,165
Savings deposits .................................          8,172          8,987
Time certificates, $100,000 or more ..............        109,457         87,365
Other time certificates ..........................        162,172        147,535
                                                         --------       --------
         Total ...................................       $417,621       $385,045
                                                         ========       ========

                                                               December 31,
                                                               ------------
                                                           2007            2006
                                                           ----            ----
Time certificates maturing
     Within one year .............................       $253,342       $201,669
     After one but within two years ..............         12,093         29,789
     After two but within three years ............          5,421          2,938
     After three but within four years ...........            757            486
     After four years ............................             16             18
                                                         --------       --------

                                                          271,629        234,900

Transaction and savings accounts .................        145,992        150,145
                                                         --------       --------

                                                         $417,621       $385,045
                                                         ========       ========

            Certificates of deposit in excess of $100,000 totaled approximately $99,060,000 and $76,758,000 at December 31, 2007 and 2006, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $4,636,000 and $3,567,000 in 2006. The Banks had brokered time certificates of approximately $28,087,000 at December 31, 2007 and $28,999,000 at December 31, 2006.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                      December 31,
                                                                                                      ------------
                                                                                                  2007             2006
                                                                                                  ----             ----
Government sponsored enterprise securities with an amortized cost of $27,855,000
     ($28,044,000 fair value) and $35,235,000 ($35,828,000 fair value) at
     December 31, 2007 and 2006, respectively, collateralize the agreements. ..............     $19,824         $18,368
                                                                                                =======         =======

         The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 1.92 percent and 2.50 percent for 2007 and 2006, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $20,648,000 and $28,443,000 during 2007 and 2006, respectively. The maximum amounts outstanding at any month-end were $23,229,000 and $30,962,000 during 2007 and 2006, respectively.


NOTE 8 - FEDERAL FUNDS PURCHASED

         At December 31, 2007, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $42,000,000. These lines of credit are available on a one to seven day basis for general corporate purposes. At December 31, 2007 there was $429,000 outstanding under these lines of credit and no federal funds purchased at December 31, 2006 under these lines of credit.


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

         The Banks had advances aggregating $65,100,000 and $50,000,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006 respectively, the Banks had $23,100,000 and $45,000,000 of advances at interest rates of 4.40 percent and 5.50 percent and which matured daily. At December 31, 2007 $21,000,000 of advances bear interest at 4.52 percent that mature in February 2008 and $21,000,000 of advances bear interest at 4.68 percent that mature in November 2008. At December 31, 2006, $5,000,000 of the advances bear interest at 4.82 percent and mature in December 2010. At December 31, 2007 and 2006, the advances were collateralized by qualifying mortgage loans aggregating approximately $66,963,000 and $55,679,000, respectively, and by FHLB stock owned by all three Banks. At December 31, 2007 the advances were also collateralized by $9,620,000 in investment securities owned by the banks. As of December 31, 2007, the Banks had the ability to borrow an additional $11,523,000 in the aggregate from the FHLB.

NOTE 10 - INCOME TAXES

            Provision for income taxes consists of the following (tabular amounts in thousands):

                                               For the years ended December 31,
                                               --------------------------------
                                               2007          2006          2005
                                               ----          ----          ----
Current tax provision
    Federal ...........................      $ 1,452       $ 1,302      $ 1,474
    State .............................          201           211          188
                                             -------       -------      -------

      Total current taxes .............        1,653         1,513        1,662
Deferred tax benefit ..................          (96)          422          (10)
                                             -------       -------      -------

                                             $ 1,557       $ 1,935      $ 1,652
                                             =======       =======      =======

            Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                    2007       2006        2005
                                                    ----       ----        ----
Tax expense at statutory rate .................   $ 2,006    $ 2,183    $ 1,965
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit        133        140        124
    Tax-exempt interest income ................      (483)      (238)       (77)
    Investment in life insurance ..............       (62)       (99)      (120)
    Other .....................................       (37)       (51)      (240)
                                                  -------    -------    -------

      Provision for income taxes ..............   $ 1,557    $ 1,935    $ 1,652
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

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                         2007                2006
                                                                                                         ----                ----
Deferred tax assets
    Allowance for loan losses ............................................................             $ 1,471              $ 1,388
    Deferred compensation ................................................................                 156                  366
    Other ................................................................................                  97                   83
                                                                                                       -------              -------

                                                                                                         1,724                1,837

    Depreciation .........................................................................                (108)                (209)
    Prepaid expenses .....................................................................                 (93)                (201)
    Unrealized holding gains on securities available for sale ............................                (404)                  (9)
                                                                                                       -------              -------

                                                                                                          (605)                (419)
                                                                                                       -------              -------

Net deferred tax assets included in other assets .........................................             $ 1,119              $ 1,418
                                                                                                       =======              =======

            The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN No. 48.

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

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2007, unfunded commitments to extend credit were $113,020,000, of which $108,032,000 were at variable rates and $4,988,000 were at fixed rates. These commitments included $41,790,000 of unfunded amounts of construction loans, $40,572,000 of undisbursed amounts of home equity lines of credit, $18,975,000 of unfunded amounts under commercial lines of credit, and $11,683,000 other commitments to extend credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

            At December 31, 2007, there was $2,800,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2007 and 2006, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $11,043,000 and $9,352,000, respectively. During 2007, $3,469,000 of new loans were made to this group and repayments of $1,087,000 were received. This same group had deposits in the Banks of $7,033,000 at December 31, 2007.

NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, Earnings Per Share, requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 7,401,032 in 2007, 6,933,929 in 2006 and 6,860,112 in 2005. The
weighted average number of common shares outstanding for diluted net income per common share was 7,403,021 in 2007, 6,986,233 in 2006 and 7,020,811 in 2005.

         The Company declared or issued five percent common stock dividends in 2007, 2006 and 2005. Net income and dividends per common share and the weighted average number of common shares outstanding for basic and diluted net income per common share in prior years have been restated to reflect these transactions.

NOTE 15 - RESTRICTION OF DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2007 the Banks had aggregate retained earnings of $31,444,000.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

         Prior to 2006, the Company accounted for stock options in accordance with APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 123(R) for the periods indicated:

     (tabular amounts in thousands, except per share information)                                   For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                     2007        2006         2005
                                                                                                     ----        ----         ----
     Net income, as reported .................................................................      $4,343      $4,486      $ 4,128
     Add:  Stock-based employee compensation expense included
          in reported net income net of related tax effects ..................................          93          92            -
     Deduct:  total stock-based employee compensation expense
        Determined under fair value based method for all awards,
        Net of related tax effects ...........................................................         (93)        (92)        (131)
                                                                                                    ------      ------      -------
     Pro forma net income ....................................................................      $4,343      $4,486      $ 3,997
                                                                                                    ======      ======      =======
     Net income per common share
        Basic-as reported ....................................................................      $ 0.59      $ 0.65      $  0.60
                                                                                                    ======      ======      =======
        Basic-pro forma ......................................................................                              $  0.58
                                                                                                                            =======
        Diluted-as  reported .................................................................      $ 0.59      $ 0.64      $  0.59
                                                                                                    ======      ======      =======
        Diluted-pro forma ....................................................................                              $  0.57
                                                                                                                            =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2007, 2006 and 2005: dividend yields of $.20 per share, expected volatility from 22 to 27 percent, risk-free interest rates from
4.06 to 5.06 percent and expected life of 10 years. The weighted average fair market value of options granted approximated $3.49 in 2007, $3.98 in 2006 and $6.66 in 2005. For purposes of the proforma calculations, compensation expense is recognized on a straight-line basis over the vesting period.

          A summary of the status of the plans as of December 31, 2007, 2006 and 2005, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split):

                                                                         Options Outstanding
                                                                         -------------------
                                                                          Weighted       Weighted
                                                                          Average         Average
                                                                          Exercise      Contractual        Aggregate
                                                    Shares                  Price       Term (Years)     Intrinsic Value
                                                    ------                  -----       ------------     ---------------
Outstanding at December 31, 2004 ...............    452,830                 $5.61
Granted ........................................     22,574                 15.56
Exercised ......................................   (154,142)                 3.49                         $1,256,625
Forfeited or expired ...........................     (3,509)                14.03
                                                   --------
Outstanding at December 31, 2005 ...............    317,753                  7.24
Granted ........................................     26,882                 10.86
Exercised ......................................   (119,572)                 4.95                         $  314,640
Forfeited or expired ...........................    (16,074)                13.46
                                                   --------
Outstanding at December 31, 2006 ...............    208,989                  8.46
Granted ........................................     25,323                 10.46
Exercised ......................................    (61,566)                 4.04                         $  243,511
Forfeited or expired ...........................     (3,997)                11.68
                                                   --------
Outstanding at December 31, 2007 ...............    168,749                 10.29           6.59          $   59,917
                                                   ========
Options exercisable at year-end ................    130,134                 $9.08           6.39          $   59,917

Shares available for grant .....................    392,650

                                                                                                 Number of    Weighted average grant
                                                                                                  shares           date fair value
                                                                                                  ------           ---------------
Non-vested options at December 31, 2006 Granted.................................                  37,229             $    5.06
Granted ........................................................................                  25,323                 10.46
Vested .........................................................................                 (19,940)                10.55
Forfeited or expired ...........................................................                  (3,997)                11.68
                                                                                                  ------
Non-vested options at December 31, 2007 ........................................                  38,615                 11.56
                                                                                                  ======

                 Options Outstanding                    Options Exercisable
                 -------------------                    -------------------
                     Weighted
                      average          Weighted                        Weighted
                     remaining          average                         average
     Number         contractual        exercise       Number           exercise
  outstanding          life              price      exercisable          price
  -----------          ----              -----      -----------          -----
     3,642           0.3 years         $ 5.35           3,642         $ 5.35
     5,734           0.5 years           5.33           5,734           5.33
    10,973           0.8 years           5.33          10,973           5.33
     3,480           1.3 years           6.47           3,480           6.47
     8,824           2.3 years           8.16           8,824           8.16
     5,826           3.0 years           8.53           5,826           8.53
     7,371           3.3 years           7.60           7,371           7.60
     9,018           4.3 years           8.86           9,018           8.86
    10,461           4.5 years           9.34          10,461           9.34
     6,685           5.3 years          10.47           6,685          10.47
    25,741           6.3 years          12.89          19,932          12.89
     1,823           6.6 years          13.71           1,276          13.71
     1,823           6.8 years          14.73           1,276          14.73
     1,736           7.0 years          17.93             955          17.93
     4,624           7.3 years          15.66           4,624          15.66
     1,158           7.5 years          14.77             637          14.77
     2,316           7.6 years          14.90           1,274          14.90
     5,788           7.7 years          14.90           3,183          14.90
     1,736           7.8 years          14.08             955          14.08
     1,102           8.1 years          12.02             441          12.02
     1,102           8.2 years          11.89             441          11.89
     6,063           8.3 years          10.25           2,425          10.25
     7,164           8.3 years          11.45           5,510          11.45
     1,102           8.5 years          10.44             441          10.44
     4,280           8.7 years          10.43           1,712          10.43
     3,855           8.8 years          10.21           1,542          10.21
     6,422           9.0 years          10.48           2,569          10.48
     2,625           9.1 years          10.18             656          10.18
     1,050           9.2 years           9.95             263           9.95
     3,675           9.3 years           9.52             920           9.52
     6,825           9.3 years          11.19           6,825          11.19
     1,050           9.5 years          11.42             263          11.42
     2,625           9.6 years          10.24               -              -
     1,050           9.9 years           9.57               -              -
   -------                                            -------
   168,749                                            130,134
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

NOTE 17 - EMPLOYEE BENEFIT PLANS

            The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to fifty percent of the first six percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $206,971, $159,824 and $142,255, were charged to operations during 2007, 2006 and 2005, respectively.

             Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Company. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $201,356, $51,585 and $74,383, in 2007, 2006 and 2005, respectively.

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

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

             As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Company's and the Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                    To be well
                                                                                                                capitalized under
                                                                                          For capital           prompt corrective
                                                                                        adequacy purposes       action provisions
                                                                      Actual                  Minimum                 Minimum
                                                                      ------                  -------                 -------
                                                                Amount     Ratio        Amount        Ratio      Amount       Ratio
                                                                ------     -----        ------        -----      ------       -----
                                                                                 (dollar amounts in thousands)
Peoples Bancorporation, Inc.:

As of December 31, 2007
    Total Capital (to risk-weighted assets) .............      $53,766      12.02%      $35,784       8.00%          N/A        N/A
    Tier 1 Capital (to risk-weighted assets) ............       49,456      11.06        17,886       4.00           N/A        N/A
    Tier 1 Capital (to average assets) ..................       49,456       8.80        22,480       4.00           N/A        N/A

As of December 31, 2006
    Total Capital (to risk-weighted assets) .............      $50,116      13.07%      $30,675       8.00%          N/A        N/A
    Tier 1 Capital (to risk-weighted assets) ............       46,046      12.00        15,349       4.00           N/A        N/A
    Tier 1 Capital (to average assets) ..................       46,046       9.06        20,329       4.00           N/A        N/A


The Peoples National Bank:

As of December 31, 2007
    Total Capital (to risk-weighted assets) .............      $31,146      10.64%      $23,418       8.00%      $29,273      10.00%
    Tier 1 Capital (to risk-weighted assets) ............       28,371       9.69        11,711       4.00        17,567       6.00
    Tier 1 Capital (to average assets) ..................       28,371       8.52        13,320       4.00        16,650       5.00

As of December 31, 2006
    Total Capital (to risk-weighted assets) .............      $28,925      12.05%      $19,203       8.00%      $24,004      10.00%
    Tier 1 Capital (to risk-weighted assets) ............       26,470      11.03         9,599       4.00        14,399       6.00
    Tier 1 Capital (to average assets) ..................       26,470       8.90        11,897       4.00        14,871       5.00


Bank of Anderson, N.A.:

As of December 31, 2007
    Total Capital (to risk-weighted assets) .............      $14,013      13.25%      $ 8,461       8.00%      $10,576      10.00%
    Tier 1 Capital (to risk-weighted assets) ............       12,808      12.11         4,231       4.00         6,346       6.00
    Tier 1 Capital (to average assets) ..................       12,808       8.34         6,143       4.00         7,679       5.00

As of December 31, 2006
    Total Capital (to risk-weighted assets) .............      $13,176      12.65%      $ 8,333       8.00%      $10,416      10.00%
    Tier 1 Capital (to risk-weighted assets) ............       11,926      11.45         4,166       4.00         6,249       6.00
    Tier 1 Capital (to average assets) ..................       11,926       7.80         6,116       4.00         7,645       5.00


Seneca National Bank:

As of December 31, 2007
    Total Capital (to risk-weighted assets) .............      $ 5,840      11.47%      $ 4,073       8.00%      $ 5,092      10.00%
    Tier 1 Capital (to risk-weighted assets) ............        5,373      10.55         2,037       4.00         3,056       6.00
    Tier 1 Capital (to average assets) ..................        5,373       7.82         2,748       4.00         3,435       5.00

As of December 31, 2006
    Total Capital (to risk-weighted assets) .............      $ 5,508      13.31%      $ 3,311       8.00%      $ 4,138      10.00%
    Tier 1 Capital (to risk-weighted assets) ............        5,035      12.17         1,655       4.00         2,482       6.00
    Tier 1 Capital (to average assets) ..................        5,035       9.10         2,213       4.00         2,766       5.00


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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                      December 31,
                                                                                                      ------------
                                                                                          2007                        2006
                                                                                          ----                        ----
                                                                                Carrying        Fair        Carrying          Fair
                                                                                Amount         value         amount           value
                                                                                ------         -----         ------           -----
Financial assets:
     Cash and due from banks ...........................................       $  8,618       $  8,618       $ 10,819       $ 10,819
     Interest-bearing deposits in other banks ..........................            643            643            108            108
     Federal funds sold ................................................          1,263          1,263         12,514         12,514
     Securities available for sale .....................................         83,608         84,796         81,658         81,686
     Securities held to maturity .......................................         13,102         13,113         13,500         13,382
     Other investments .................................................          4,795          4,795          4,283          4,283
     Loans (gross) .....................................................        418,998        412,240        358,081        351,533
     Cash surrender value of life insurance ............................         11,350         11,350         10,934         10,934

                                                                                               December 31,
                                                                                               ------------
                                                                                     2007                             2006
                                                                                     ----                             ----
                                                                         Carrying           Fair          Carrying            Fair
                                                                         Amount            value           amount             value
                                                                         ------            -----           ------             -----
Financial liabilities:
     Deposits ..................................................         $417,621         $418,273         $385,045         $385,672
     Securities sold under repurchase agreements ...............           19,824           19,824           18,368           18,368
     Federal funds purchased ...................................              429              429                -                -
     Advances from Federal Home Loan Bank ......................           65,100           65,055           50,000           49,968



NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):



                            CONDENSED BALANCE SHEETS

                                                               December 31,
                                                               ------------
                                                           2007            2006
                                                           ----            ----
ASSETS
    Cash .........................................        $ 2,173        $ 2,148
    Investment in bank subsidiaries ..............         47,347         43,568
    Other assets .................................          1,306          1,228
                                                          -------        -------

                                                          $50,826        $46,944
                                                          =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities ............................        $   585        $   880
    Shareholders' equity .........................         50,241         46,064
                                                          -------        -------

                                                          $50,826        $46,944
                                                          =======        =======

                         CONDENSED STATEMENTS OF INCOME

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2007             2006             2005
                                                                                           ----             ----             ----
INCOME
    Fees and dividends from subsidiaries ............................             $ 6,582              $ 5,989              $ 4,945
                                                                                  -------              -------              -------
EXPENSES
    Salaries and benefits ...........................................               3,814                3,620                2,970
    Occupancy .......................................................                   8                   24                   25
    Equipment .......................................................                 436                  379                  330
    Other operating .................................................               1,129                1,002                  844
                                                                                  -------              -------              -------
                                                                                    5,387                5,025                4,169
                                                                                  -------              -------              -------
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK
    SUBSIDIARIES ....................................................               3,121                3,441                2,974
                                                                                  -------              -------              -------
         Income before income taxes .................................               4,316                4,405                3,750

INCOME TAX BENEFIT ..................................................                 (26)                 (81)                (378)
                                                                                  -------              -------              -------
         Net income .................................................             $ 4,342              $ 4,486              $ 4,128
                                                                                  =======              =======              =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                           2007             2006             2005
                                                                                           ----             ----             ----
OPERATING ACTIVITIES
    Net income ..................................................................         $ 4,342          $ 4,486          $ 4,128
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Equity in undistributed net income of bank subsidiaries ................          (3,121)          (3,441)          (2,974)
         Increase in other assets ...............................................             (78)            (669)            (369)
         Increase (decrease) in other liabilities ...............................            (295)             541               (1)
                                                                                          -------          -------          -------

           Net cash provided by operating activities ............................             848              917              784
                                                                                          -------          -------          -------

FINANCING ACTIVITIES
    Proceeds from the exercise of stock options .................................             204              537              392
    Cash dividends ..............................................................          (1,343)          (1,258)          (1,187)
    Cash in lieu of fractional share on stock dividends and splits ..............              (5)              (7)              (9)
    Proceeds (repayment) of advances from subsidiaries ..........................             321              315              (37)
                                                                                          -------          -------          -------

           Net cash used for financing activities ...............................            (823)            (413)            (841)
                                                                                          -------          -------          -------

           Net increase (decrease) in cash ......................................              25              504              (57)

CASH, BEGINNING OF YEAR .........................................................           2,148            1,644            1,701
                                                                                          -------          -------          -------

CASH, END OF YEAR ...............................................................         $ 2,173          $ 2,148          $ 1,644
                                                                                          =======          =======          =======

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited condensed financial data by quarter for 2007 and 2006 is as follows (amounts, except share data, in thousands):

                                                                                         Quarter ended
                                                                                         -------------
                             2007                                 March 31           June 30         September 30       December 31
                                                                  --------           -------         ------------       -----------
Interest income ........................................         $    8,383         $    8,793         $    9,193         $    9,177
Interest expense .......................................              3,692              3,999              4,410              4,521
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              4,691              4,794              4,783              4,656
Provision for loan losses ..............................                150                150                150                450
                                                                 ----------         ----------         ----------         ----------
     Net interest income after
        provision for loan losses ......................              4,541              4,644              4,633              4,206
Noninterest income .....................................              1,026                917                925                974
Noninterest expenses ...................................              3,815              3,915              3,953              4,283
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,752              1,646              1,605                897
Provision for income taxes .............................                480                449                424                204
                                                                 ----------         ----------         ----------         ----------
     Net income ........................................         $    1,272         $    1,197         $    1,181         $      693
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.18         $     0.16         $     0.16         $     0.09
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.18         $     0.16         $     0.16         $     0.09
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          7,030,102          7,052,599          7,055,759          7,412,304
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          7,043,962          7,059,092          7,058,568          7,386,091
                                                                 ==========         ==========         ==========         ==========

                                                                                         Quarter ended
                                                                                         -------------
                             2006                                 March 31           June 30         September 30       December 31
                                                                  --------           -------         ------------       -----------
Interest income ........................................         $    7,537         $    7,863         $    8,210         $    8,368
Interest expense .......................................              2,761              3,015              3,269              3,596
                                                                 ----------         ----------         ----------         ----------
     Net interest income ...............................              4,776              4,848              4,941              4,772
Provision for loan losses ..............................                237                256                225                225
                                                                 ----------         ----------         ----------         ----------

     Net interest income after
        Provision for loan losses ......................              4,539              4,592              4,716              4,547
Noninterest income .....................................              1,028                933                895                792
Noninterest expenses ...................................              3,880              3,786              3,682              4,273
                                                                 ----------         ----------         ----------         ----------
     Income before income taxes ........................              1,687              1,739              1,929              1,066
Provision for income taxes .............................                506                593                608                228
                                                                 ----------         ----------         ----------         ----------

     Net income ........................................         $    1,181         $    1,146         $    1,321         $      838
                                                                 ==========         ==========         ==========         ==========
Basic net income per common share (1) ..................         $     0.17         $     0.17         $     0.19              $0.l2
                                                                 ==========         ==========         ==========         ==========
Diluted net income per common share (1) ................         $     0.17         $     0.16         $     0.19              $0.l2
                                                                 ==========         ==========         ==========         ==========
Basic weighted average shares
     outstanding (1) ...................................          6,895,382          6,916,146          6,940,751          6,983,440
                                                                 ==========         ==========         ==========         ==========
Diluted weighted average shares
     outstanding (1) ...................................          6,979,886          7,002,957          7,025,386          7,031,717
                                                                 ==========         ==========         ==========         ==========

(1)      Per share data has been restated to reflect 5 percent stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9 B.   OTHER INFORMATION

         The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2007 that was not so disclosed.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information set forth under the captions "ELECTION OF DIRECTORS AND DIRECTORS WHOSE TERMS WILL CONTINUE AFTER THE 2008 ANNUAL MEETING," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2008 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

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


ITEM 11. EXECUTIVE COMPENSATION

            The   information   set   forth   under  the   caption   "MANAGEMENT
COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

         The following table sets forth aggregated information as of December 31, 2007 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                  Number  of  securities  to  Weighted-average         Number of securities
                               be issued upon              exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
                                    ---------------            --------------           -----------------
Equity compensation
Plans approved by
Security holders                            168,749                    $ 10.29                   392,650

Equity compensation
Plans not approved
By security holders                               -                          -                         -
                                            -------                          -                   -------

Total                                       168,749                    $ 10.29                   392,650
                                            =======                    =======                   =======

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

                                     PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                  (a) (1) and (2) Financial Statements and Financial Schedules

         The  following   consolidated   financial   statements  and  report  of
independent registered public accounting firm of Peoples Bancorporation, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

         Report of Independent Registered Public Accounting Firm.

         Consolidated Balance Sheets - December 31, 2007 and 2006

         Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

         Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2007, 2006 and 2005

         Notes to Consolidated Financial Statements - December 31, 2007

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

10.5 Peoples Bancorporation, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2007).

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

10.9 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.10             Split  Dollar  Agreement  between  the  Company  and  Ralph R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

10.11 Non-competition, Severance and Employment Agreement, dated April 8, 2005 between the Company and L. Andrew Westbrook, III (incorporated by reference to Form 8-K filed April 13, 2005).

10.12             Salary  Continuation  Agreement between the Company and Robert
                  E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.13             Salary  Continuation  Agreement between the Company and Daniel
                  B. Minnis, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.14 Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.15             Salary Continuation  Agreement between the Company and William
                  B. West dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.16             Salary  Continuation  Agreement  between  the  Company  and L.
                  Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

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


                                       Peoples Bancorporation, Inc.


Dated:  March 28, 2008                 By:   s/R. Riggie Ridgeway
                                            ------------------------------------
                                                R. Riggie Ridgeway
                                                President and Chief
                                                Executive Officer


Dated:  March 28, 2008                  By:  s/Robert E. Dye, Jr.
                                            ------------------------------------
                                                Robert E. Dye. Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                     Title                          Date


s/ Paul C. Aughtry, III                              Director                   March 28, 2008
--------------------------------------------
Paul C. Aughtry, III

s/ Charles E. Dalton                                 Director                   March 28, 2008
--------------------------------------------
Charles E. Dalton

s/ Robert E. Dye, Jr.                                Senior Vice                March 28, 2008
--------------------------------------------
Robert E. Dye, Jr.                                   President, Secretary
                                                     and Director

                                                     Director
--------------------------------------------
W. Rutledge Galloway

                                                     Director
--------------------------------------------
R. David Land



                                                     Director
--------------------------------------------
E. Smyth McKissick, III

                                                     Director
--------------------------------------------
Eugene W. Merritt, Jr.

                                                     Chairman and
--------------------------------------------
George B. Nalley, Jr.                                Director

s/ G. Weston Nalley                                  Director                   March 28, 2008
--------------------------------------------
G. Weston Nalley

                                                     Director
--------------------------------------------
Larry D. Reeves

                                                     Director
--------------------------------------------
Timothy J. Reed

s/ R. Riggie Ridgeway                                President, Chief           March 28, 2008
--------------------------------------------
R. Riggie Ridgeway                                   Executive Officer,
                                                     and Director

s/ William R. Rowan, III                             Director                   March 28, 2008
--------------------------------------------
William R. Rowan, III

s/ D. Gray Suggs                                     Director                   March 28, 2008
--------------------------------------------
D. Gray Suggs

s/ A. J. Thompson, Jr., M. D.                        Director                   March 28, 2008
--------------------------------------------
A. J. Thompson, Jr., M. D.

s/ William B. West                                   Executive Vice             March 28, 2008
--------------------------------------------
William B. West                                      President, Treasurer
                                                     and Director

s/ L. Andrew Westbrook, III                          Executive Vice             March 28, 2008
--------------------------------------------
L. Andrew Westbrook, III                             President and
                                                     Director

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

10.5 Peoples Bancorporation, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2007).

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

10.9 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.10             Split  Dollar  Agreement  between  the  Company  and  Ralph R.
                  Ridgeway   (incorporated   by   reference   to   exhibits   to
                  Registrant's Form 10-K for the year ended December 31, 2002).

10.11 Non-competition, Severance and Employment Agreement, dated April 8, 2005 between the Company and L. Andrew Westbrook, III (incorporated by reference to Form 8-K filed April 13, 2005).

10.12             Salary  Continuation  Agreement between the Company and Robert
                  E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.13             Salary  Continuation  Agreement between the Company and Daniel
                  B. Minnis, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.14 Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.15             Salary Continuation  Agreement between the Company and William
                  B. West dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.16             Salary  Continuation  Agreement  between  the  Company  and L.
                  Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.               Consent of Elliott Davis, LLC

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

31.2              Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications