Form 10-Q
period 2008-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2008-05-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended          Commission file
                    March 31, 2008                     000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                South Carolina                        57-09581843
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

                                 Yes [X] No [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ]                   Accelerated filer [ ]
   Non-accelerated filer [ ]                     Smaller reporting company [X]
  (Do not check if a smaller reporting company)

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     The number of outstanding shares of the issuer's $1.11 par value common stock as of May 7, 2008 was 7,059,166.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
         (Dollars in thousands except per share data)

                                                                                             March 31,    March 31,     December 31,
                                                                                               2008         2007            2007
                                                                                             Unaudited    Unaudited        Audited
                                                                                             ---------    ---------        -------
ASSETS
CASH AND DUE FROM BANKS ...............................................................     $  8,980       $ 10,603       $  8,618
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..............................................          983            494            643
FEDERAL FUNDS SOLD ....................................................................        6,796          1,323          1,263
                                                                                            --------       --------       --------
     Total cash and cash equivalents ..................................................       16,759         12,420         10,524
SECURITIES
     Available for sale ...............................................................       80,807         77,195         84,796
     Held to maturity (market value of $12,878,
         $13,244 and $13,113) .........................................................       12,878         13,337         13,102
     Other investments, at cost .......................................................        4,877          2,562          4,795
LOANS-less allowance for loan losses
         of $3,665, $4,077 and $4,310 .................................................      419,826        361,771        414,688
PREMISES AND EQUIPMENT, net of accumulated
         depreciation and amortization ................................................       13,740         11,152         13,757
ACCRUED INTEREST RECEIVABLE ...........................................................        3,147          2,705          3,321
CASH SURRENDER VALUE OF LIFE INSURANCE ................................................       11,456         11,036         11,350
OTHER ASSETS ..........................................................................        1,928          1,653          2,110
                                                                                            --------       --------       --------
         TOTAL ASSETS .................................................................     $565,418       $493,831       $558,443
                                                                                            ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..............................................................     $ 47,070       $ 54,666       $ 53,950
     Interest-bearing .................................................................      381,740        352,855        363,671
                                                                                            --------       --------       --------
         Total deposits ...............................................................      428,810        407,521        417,621
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ...........................................       18,840         20,942         19,824
FEDERAL FUNDS PURCHASED ...............................................................            -            460            429
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...............................................       63,000         14,000         65,100
ACCRUED INTEREST PAYABLE ..............................................................        3,668          3,079          4,465
OTHER LIABILITIES .....................................................................          488            556            763
                                                                                            --------       --------       --------
         Total Liabilities ............................................................      514,806        446,558        508,202
                                                                                            --------       --------       --------
SHAREHOLDERS' EQUITY
Common  stock - 15,000,000 shares authorized, $1.11 Par value per share,
     7,057,551 shares, 6,696,674 shares
     and 7,056,337 shares outstanding, respectively ...................................        7,834          7,433          7,833
Additional paid-in capital ............................................................       41,643         38,722         41,624
Retained earnings .....................................................................          132            970              -
Accumulated other comprehensive income ................................................        1,003            148            784
                                                                                            --------       --------       --------
         Total Shareholders' Equity ...................................................       50,612         47,273         50,241
                                                                                            --------       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................................     $565,418       $493,831       $558,443
                                                                                            ========       ========       ========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Income
       (Dollars in thousands except per share data)

                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                     2008                    2007
                                                                                                     ----                    ----
INTEREST INCOME
   Interest and fees on loans .....................................................             $     7,504              $     7,255
   Interest on securities
       Taxable ....................................................................                     792                      738
       Tax-exempt .................................................................                     370                      351
   Interest on federal funds ......................................................                      20                       39
                                                                                                -----------              -----------
Total interest income .............................................................                   8,686                    8,383
                                                                                                -----------              -----------
INTEREST EXPENSE
   Interest on deposits ...........................................................                   3,586                    3,207
   Interest on federal funds purchased and securities
       sold under repurchase agreements ...........................................                     107                       88
Interest on notes payable Federal Home Loan Bank ..................................                     672                      397
                                                                                                -----------              -----------
Total interest expense ............................................................                   4,365                    3,692
                                                                                                -----------              -----------
     Net interest income ..........................................................                   4,321                    4,691

PROVISION FOR LOAN LOSSES .........................................................                     235                      150
                                                                                                -----------              -----------
Net interest income after provision for loan losses ...............................                   4,086                    4,541
                                                                                                -----------              -----------
NON-INTEREST INCOME
   Service charges on deposit accounts ............................................                     460                      416
   Customer service fees ..........................................................                      48                       43
   Mortgage banking ...............................................................                     131                      124
   Brokerage services .............................................................                      60                       27
   Bank owned life insurance ......................................................                     124                      117
   Other noninterest income .......................................................                     145                      292
   Gain(loss) on sale of available for sale securities ............................                       2                        -
   Gain(loss) on sale of assets acquired in settlement of loans ...................                      (9)                       7
                                                                                                -----------              -----------
           Total non-interest income ..............................................                     961                    1,026
                                                                                                -----------              -----------
NON-INTEREST EXPENSES
   Salaries and benefits ..........................................................                   2,486                    2,283
   Occupancy and equipment ........................................................                     564                      524
   Marketing and advertising ......................................................                     137                      113
   Communications .................................................................                      71                       65
   Printing and supplies ..........................................................                      57                       45
   Bank paid loan costs ...........................................................                     135                       48
   ATM/Debit card expenses ........................................................                      81                       78
   Legal and professional fees ....................................................                      82                       78
   Director fees ..................................................................                     111                      114
   Regulatory assessments .........................................................                      84                       54
   Other post employment benefits .................................................                      87                       64
   Other operating expenses .......................................................                     362                      349
                                                                                                -----------              -----------
             Total non-interest expenses ..........................................                   4,257                    3,815
                                                                                                -----------              -----------
   Income before income taxes .....................................................                     790                    1,752
PROVISION FOR INCOME TAXES ........................................................                     177                      480
                                                                                                -----------              -----------
   Net income .....................................................................             $       613              $     1,272
                                                                                                ===========              ===========
INCOME PER COMMON SHARE*:
   BASIC ..........................................................................             $      0.08              $      0.18
                                                                                                ===========              ===========
   DILUTED ........................................................................             $      0.08              $      0.18
                                                                                                ===========              ===========
WEIGHTED AVERAGE COMMON SHARES*:
   BASIC ..........................................................................               7,409,579                7,030,102
                                                                                                ===========              ===========
   DILUTED ........................................................................               7,410,586                7,043,962
                                                                                                ===========              ===========
DIVIDENDS PAID PER COMMON SHARE ...................................................             $      0.05              $      0.05
                                                                                                ===========              ===========

* 2007 amounts restated for 5% stock dividend declared in December, 2007.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the Three months ended March 31, 2007 and 2008
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                         Accumulated
                                                                Common stock      Additional                 other        Total
                                                                ------------       paid-in     Retained  comprehensive shareholders'
                                                            Shares      Amount     capital     earnings      income     equity
                                                            ------      ------     -------     --------      ------     ------
Balance, December 31, 2006 ............................   6,666,568   $   7,400   $  38,614   $      32    $      18   $  46,064
                                                                                                                       ---------
Net income ............................................           -           -                   1,272           -        1,272
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale,
     net of income taxes of $16 .......................           -           -           -           -          130         130
                                                                                                                       ---------
Comprehensive income ..................................                                                                    1,402
Cash dividends ........................................           -           -           -        (334)           -        (334)
Proceeds from stock options
     exercised ........................................      30,106          33          92           -            -         125
Stock-based compensation ..............................           -           -          16           -            -          16
                                                          ---------   ---------   ---------   ---------    ---------   ---------
Balance, March 31, 2007 ...............................   6,696,674   $   7,433   $  38,722   $     970    $     148   $  47,273
                                                          =========   =========   =========   =========    =========   =========


Balance, December 31, 2007 ............................   7,056,337   $   7,833   $  41,624  $        -    $     784   $  50,241
                                                                                                                       ---------
Net income ............................................           -           -                     613            -         613
Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities available for sale,
     net of income taxes of $113 ......................           -           -           -           -          217         217
   Reclassification adjustment
     for gains included in net
     income, net of income
     taxes of $0 ......................................           -           -           -           -            2           2
                                                                                                                       ---------
Comprehensive income ..................................                                                                      832
Cash dividends ........................................           -           -           -        (353)           -        (353)
Proceeds from stock options
     exercised ........................................       1,214           1           5           -            -           6
Stock-based compensation ..............................           -           -          14           -            -          14
Cumulative effect of post
     retirement cost of life insurance ................           -           -           -        (128)           -        (128)
                                                          ---------   ---------   ---------   ---------    ---------   ---------
Balance, March 31, 2008 ...............................   7,057,551   $   7,834   $  41,643   $     132    $   1,003   $  50,612
                                                          =========   =========   =========   =========    =========   =========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Three months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                          2008                 2007
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................................           $    613            $  1,272
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Gain on sale of premises and equipment ..................................................                  -                (169)
   Gain on sale of securities available for sale ...........................................                 (2)                  -
   (Gain) loss on sale of assets acquired in settlement of loans ...........................                  7                  (7)
   Provision for loan losses ...............................................................                235                 150
   Benefit from deferred income taxes ......................................................                  -                (198)
   Depreciation and amortization ...........................................................                275                 262
   Amortization and accretion (net) of premiums and
     discounts on securities ...............................................................                  3                  13
   Stock-based compensation ................................................................                 14                  16
   Postretirement cost of insurance for split-dollar life
       Insurance coverage ..................................................................               (128)                  -
   Decrease in accrued interest receivable .................................................                174                 338
   Increase in other assets ................................................................                 31                 258
   Increase (decrease) in accrued interest payable .........................................               (797)                153
   Decrease in other liabilities ...........................................................               (275)               (855)
                                                                                                       --------            --------
     Net cash provided by operating activities .............................................                150               1,233
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ................................................               (444)                  -
   Purchases of securities available for sale ..............................................               (513)                  -
   Sales (purchases) of other investments ..................................................                (82)              1,721
   Proceeds from principal pay-downs on securities available for sale ......................              2,141               1,692
   Proceeds from the maturities and calls of securities available for sale .................              2,250               3,000
   Proceeds from the sale of securities available for sale .................................                455                   -
   Proceeds from the maturity of securities held to maturity ...............................                655                 140
   Investment in bank owned life insurance .................................................               (106)               (102)
   Proceeds from the sale of other real estate owned .......................................                 31                  32
   Net increase in loans ...................................................................             (5,373)             (7,910)
   Proceeds from the sale of premises and equipment ........................................                  -                 498
   Purchase of premises and equipment ......................................................               (258)               (626)
                                                                                                       --------            --------
     Net cash used in investing activities .................................................             (1,244)             (1,555)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ................................................................             11,189              22,476
   Net increase (decrease) in securities sold under repurchase agreements ..................               (984)              2,574
   Net increase (decrease) in federal funds purchased ......................................               (429)                460
   Net decrease in notes payable to Federal Home Loan Bank .................................             (2,100)            (36,000)
   Proceeds from the exercise of stock options .............................................                  6                 125
   Cash dividend ...........................................................................               (353)               (334)
                                                                                                       --------            --------
     Net cash provided by (used in) financing activities ...................................              7,329             (10,699)
                                                                                                       --------            --------
     Net increase (decrease) in cash and cash equivalents ..................................              6,235             (11,021)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             10,524              23,441
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 16,759            $ 12,420
                                                                                                       ========            ========

CASH PAID FOR
     Interest ..............................................................................           $  3,539            $  3,539
                                                                                                       ========            ========
     Income Taxes ..........................................................................           $     27            $     27
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

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2007 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.05 per common share to shareholders of record March 14, 2008, payable March 28, 2008.

EARNINGS PER SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2008 and 2007 was 7,409,579 and 7,030,102, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,410,586 and 7,043,962 for the three months ended March 31, 2008 and 2007. Weighted average shares in 2007 have been restated to reflect the 5% stock dividend declared in December, 2007.

STOCK-BASED COMPENSATION

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 36,549 shares remain outstanding and exercisable under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 53,208 shares remain outstanding and exercisable under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the

Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plan" and the "1997 Non-Employee Directors Stock Option Plan." The exercise price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earliest of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At March 31, 2008, an aggregate of 390,150 shares were reserved for issuance on exercise of options under all four of these plans. During the first three months of 2008, options to purchase 2,500 shares were granted with a weighted average fair value of $8.07 per share. The following is a summary of the status of the Company's plans as of March 31, 2008 and changes during the three months ended March 31, 2008.

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                   Shares              Price
                                                   ------              -----

Outstanding, December 31, 2007 ...............    168,749              $10.29
Granted ......................................      2,500              $ 8.07
Exercised ....................................     (1,214)             $ 5.35
Forfeited ....................................     (3,625)             $ 9.61
                                                  -------
Outstanding, March 31, 2008 ..................    166,410              $10.31
                                                  =======

Options Exercisable, March 31, 2008 ..........    129,667
                                                  =======


 INCOME TAXES

         The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in SFAS No 109, Accounting for Income Taxes.

         As of January 1, 2007,  the  Company  adopted  the  provisions  of FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company has analyzed the tax position expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

         The Company's policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of March 31, 2008.


POSTRETIRMENT SPLIT-DOLLAR LIFE INSURANCE

         In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Task Force ("EITF") relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Sprit-Dollar Life Insurance Arrangements ("EITF 06-4"). The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Opinion ("APB") No. 12, Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.

            In March 2007, the EITF reached a final conclusion on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any asset should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007.

            The adoption of EITF 06-4 and 06-10 by the Company on January 1, 2008 resulted in a $128,000 decrease to the Company's retained earnings.


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


Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements included in Item 8--"Financial Statements and Supplementary Data" of the Company's 2007 Annual Report on Form 10-K.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the "Provision and Allowance for Loan Losses, Loan Loss Experience" section in Item 7--"Manangement's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2007 Annual Report on Form 10-K and the "Balance Sheet Review--Allowance for Loan Losses" and "Earnings Performance--Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2007 Annual Report on Form 10-K. Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be attained for any other period.

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

         Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from nine full-service banking offices located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net income for the first quarter of 2008 was $613,000 or $0.08 per diluted share compared to $1,272,000 or $0.18 per diluted share for the first quarter of 2007, a decrease of $659,000 or 51.8%. Return on average equity for the three months ended March 31, 2008 was 4.91% compared to 11.02% for the three months ended March 31, 2007. Return on average assets for the three months ended March 31, 2008 was 0.44% compared to 1.04% for the three months ended March 31, 2007.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $370,000, or 7.9%, to $4,321,000 for the quarter ended March 31, 2008 compared to $4,691,000 for the quarter ended March 31, 2007. The Company's net interest margin was 3.32% for the quarter ended March 31, 2008 compared to 4.14% for the quarter ended March 31, 2007. The decrease in the Company's net interest income and its net interest margin is due to compression of the margin, resulting largely from a decrease in market interest rates, which lowered yields on interest earning assets more than funding costs of interest bearing liabilities, coupled with an increase in the Company's non-performing assets.

         The Company's total interest income for the first quarter of 2008 was $8,686,000 compared to $8,383,000 for the first quarter of 2007, an increase of $303,000, or 3.6%. Interest and fees on loans, the largest component of total interest income, increased $249,000 in the first quarter of 2008 to $7,504,000 compared to $7,255,000 for the first quarter of 2007, an increase of 3.4%. The increase in interest and fees on loans for the three-month period was due to higher outstanding loan balances, but largely offset by lower market interest rates. Interest on taxable securities, the second largest component of total interest income, increased by $54,000 in the first quarter of 2008 to $792,000 compared to $738,000 for the first quarter of 2007, an increase of 7.3%. The increase in interest on taxable securities for the three-month period was due to higher interest rates earned on these securities, partially offset by lower average balances.

         The Company's total interest expense for the first quarter of 2008 was $4,365,000 compared to $3,692,000 for the first quarter of 2007, an increase of $673,000, or 18.2%. Interest expense on deposits, the largest component of total interest expense, increased by $379,000 in the first quarter of 2008 to $3,586,000 compared to $3,207,000 for the first quarter of 2007, an increase of 11.8%. The increase in interest expense on deposits for the three-month period ending March 31, 2008 compared to the same period in 2007 is largely attributable to higher average balances. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the second largest component of total interest expense, increased $275,000 or 69.3% to $672,000 for the three months ended March 31, 2008 compared to $397,000 for the three months ended March 31, 2007, attributable to higher average balances. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, increased $19,000 or 21.6% to $107,000 in the first quarter of 2008 compared to $88,000 for the first quarter of 2007, attributable to higher average balances in these accounts.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended March 31, 2008 was $235,000 compared to $150,000 for the three months ended March 31, 2007, an increase of $85,000 or 56.7%. The changes in the Company's provision for loan losses for the first quarter of 2008 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income decreased $65,000 or 6.3% to $961,000 for the first quarter of 2008 compared to $1,026,000 for the first quarter of 2007. Service fees on deposit accounts, the largest component of non-interest income, increased $44,000 or 10.6% to $460,000 for the first quarter of 2008 compared to $416,000 for the first quarter of 2007.

         Brokerage service income increased from $27,000 in the first quarter of 2007 to $60,000 in the first quarter of 2008, an increase of $33,000 or 122.2%. This increase was largely due to a temporary disruption of service in the first quarter of 2007 that resulted from a change in broker-dealer affiliation.

         Other non-interest income decreased $147,000 or 50.3% from $292,000 during the first quarter of 2007 to $145,000 for the first quarter of 2007. This decrease is largely attributable to a $169,000 gain on the sale of a portion of a parcel of land that was realized during the first quarter of 2007.

         The Company recorded a $2,000 gain on the sale of available for sale securities in the first quarter of 2008. There were no gains realized on the sale of securities available for sale during the first quarter of 2007.

Non-interest Expense

         Total non-interest expense increased $442,000, or 11.6%, to $4,257,000 for the first quarter of 2008 from $3,815,000 for the first quarter of 2007. Salaries and benefits, the largest component of non-interest expense, increased $203,000, or 8.9%, to $2,486,000 for the first quarter of 2008 from $2,283,000 for the first quarter of 2007. This increase is largely due to additional staffing for the two new full-service banking offices of The Peoples National Bank that opened in the fourth quarter of 2007, as well as normal salary increases.

         Occupancy and furniture and equipment expenses increased $40,000, or 7.6%, to $564,000 in the first quarter of 2008 compared to $524,000 in the first quarter of 2007. Again, the increase is largely due to the opening of two new full-service banking facilities in the fourth quarter of 2007 by The Peoples National Bank.

         Marketing and advertising expense increased $24,000 or 21.2% from $113,000 in the first quarter of 2007 to $137,000 during the same period in 2008 primarily due to advertising for the two new branch offices of The Peoples National Bank and a new checking account product.

         Bank paid loan costs increased $87,000 or 181.3% to $135,000 in the first quarter of 2008 compared to $48,000 in the first quarter 2007. $62,000 of this increase is attributable to the write-down of an asset acquired in settlement of a loan to its current market value.

         Regulatory assessments increased $30,000 or 55.6% from $54,000 for the first quarter of 2007 to $84,000 for the first quarter of 2008. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks. The FDIC changed its assessment calculation process effective January 1, 2007. Eligible insured depository institutions were granted a one-time assessment credit. Of the Company's three Banks, only The Peoples National Bank was granted a one-time credit of approximately $112,000. As of March 31, 2008, this credit has been exhausted.

         All other operating expenses were $851,000 in the first quarter of 2008 compared to $793,000 for the first quarter of 2007, an increase of $58,000 or 7.3%.

Income Taxes

         The provision for income taxes decreased $303,000 or 63.1% to $177,000 for the first quarter of 2008 compared to $480,000 for the first quarter of 2007. The decrease in the provision for income taxes is attributable to the decrease in net pre-tax income and the increase in the amount of tax-exempt income. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 79.9% of total earning assets. As of March 31, 2008, the Company held total gross loans outstanding of $423,491,000 an increase of $4,493,000, or 1.1%, from $418,998,000 in total gross loans outstanding at December 31, 2007 and an increase of $57,643,000, or 15.8%, from $365,848,000 in total gross loans outstanding at March 31, 2007. The significant loan growth during the twelve-month and three-month period is the result of increased loan demand at the Company's three bank subsidiaries.

Loan Portfolio Composition                                                                     March 31,             December 31,
                                                                                               ---------             ------------
(Dollars in Thousands)                                                                  2008             2007             2007
                                                                                        ----             ----             ----
                                                                                              (Unaudited)              (Audited)
Commercial and Industrial - not secured by real estate ....................           $ 47,118           $ 44,766       $ 47,885
Commercial and Industrial - secured by real estate ........................            108,621             94,503        107,531
Residential real estate - mortgage ........................................            112,842             98,524        108,161
Residential real estate - construction ....................................            136,179            114,082        138,926
Consumer loans ............................................................             18,731             13,973         16,495
                                                                                      --------           --------       --------
     Gross Loans ..........................................................           $423,491           $365,848       $418,998
                                                                                      ========           ========       ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2007 was 7.13% compared to 8.05% for the three months ended March 31, 2007. The Federal Reserve decreased the federal funds target rate by 100 basis points during the fourth quarter of 2007 and another 200 basis points during the first quarter of 2008. A large portion of the Company's adjustable-rate loans, which constitute approximately 45.9% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

         The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's market areas.

         The Company's real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio. However, the Banks do employ mortgage loan originators who originate such loans that are pre-sold at origination to third parties.

         The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2008, approximately $10,580,000, or 22.5%, of commercial loans were unsecured.

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

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2008 was $3,665,000, or 0.87% of loans outstanding, compared to $4,310,000, or 1.03% of loans outstanding, at December 31, 2007, and to $4,077,000, or 1.11% of loans outstanding, at March 31, 2007. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past-due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of all borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         At March 31, 2008 the Company had $5,309,000 in non-accruing loans, $411,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $930,000 in Other Real Estate Owned. This compares to $7,505,000 in non-accruing loans, $412,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $1,023,000 in other real estate owned at December 31, 2007. At March 31, 2007 the Company had $914,000 in non-accruing loans, $421,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $239,000 in Other Real Estate Owned. The substantial increase in non-accruing loans from March 31, 2007 to March 31, 2008 is largely the result of a single borrowing relationship that accounts for $4,130,000 of the total increase. The credit relationship is secured by real estate consisting largely of completed houses and residential subdivision lots, all of which are in the Company's primary market area. Management has charged off $752,000 associated with this credit and believes that any future write-downs associated with this credit will be minimal. The balance of the Company's non-performing loans at March 31, 2008 consisted of $1,142,000 in mortgage loans, $27,000 in commercial loans and $10,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned were 1.57%, 2.13%, and 0.43% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

         Net charge-offs during the three months ended March 31, 2008 were $880,000 compared to net charge-offs of $660,000 for the year ended December 31, 2007 and net charge-offs of $143,000 for the three months ended March 31, 2007. The allowance for loan losses as a percentage of non-performing loans was 64%, 54%, and 305% as of March 31, 2008, December 31, 2007, and March 31, 2007,
respectively.

         Management continues to closely monitor the levels of non-performing and potential problem loans and will work to address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. With increases in the overall level of non-performing and potential problem loans, management increases the provision and allowance for loan losses, which in turn decreases net income.

         The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had impaired loans of approximately $6,976,000 at March 31, 2008 and $2,024,000 at December 31, 2007. There were no impaired loans at March 31, 2007.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2008 securities totaled $98,562,000, which represents 18.6% of total earning assets. Securities decreased $4,131,000, or 4.0%, from $102,693,000 invested as of December 31, 2007, and increased $5,468,000, or 5.9%, from $93,094,000 invested as of March 31, 2007. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At March 31, 2008 the Company's total investments classified as available for sale had an amortized cost of $79,287,000 and a market value of $80,807,000 for an unrealized gain of $1,520,000. This compares to an amortized cost of $83,608,000 and a market value of $84,796,000 for an unrealized gain of $1,188,000 on the Company's investments classified as available for sale at December 31, 2007. At March 31, 2007 the Company's total investments classified as available for sale had an amortized cost of $76,970,000 and a market value of $77,195,000 for an unrealized gain of $225,000. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $11,456,000 at March 31, 2008, an increase of $106,000, or 0.9%, from the $11,350,000 held at
December 31, 2007 and an increase of $420,000, or 3.8%, from the $11,036,000 held at March 31, 2007. The increase in cash surrender value life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $6,235,000, or 59.2%, to $16,759,000 at March 31, 2008 from $10,524,000 at December 31, 2007, and increased  $4,339,000,  or  34.9%,  from  $12,420,000  at March  31,  2007.  The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $11,189,000, or 2.7%, to $428,810,000 at March 31, 2008 from $417,621,000 at December 31, 2007 and $21,289,000, or 5.2%, from
$407,521,000 at March 31, 2007. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the three months ended March 31, 2008, interest-bearing deposits averaged $370,671,000 compared to $338,503,000 for the same period of 2007. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2008, brokered deposits totaled $38,338,000, compared to $28,087,000 and $31,294,000 in brokered deposits at December 31, 2007 and March 31, 2007, respectively. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 3.43% during the three months ended March 31, 2008 compared to 3.79% for the same period of 2007 and 4.02% for the twelve months ended December 31, 2007. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2008, interest-bearing deposits comprised 89.0% of total deposits compared to 87.1% at December 31, 2007 and 86.7% at March 31, 2007.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 69% at March 31, 2008, 77% at December 31, 2007 and 79% at March 31, 2007. Time deposits of $100,000 or more represented 23.3% of total deposits at March 31, 2008, 23.7% at December 31, 2007 and 21.8% at March 31, 2007. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank ("FHLB"). At March 31, 2008 short-term borrowings totaled $81,840,000 and were comprised of $63,000,000 in short-term advances from the FHLB and $18,840,000 in securities sold under repurchase agreements. At December 31, 2007 short-term borrowings totaled $85,353,000 and were comprised of $429,000 in federal funds purchased, $65,100,000 in short-term advances from the FHLB and $19,824,000 in securities sold under repurchase agreements. March 31, 2007 short-term borrowings totaled $30,402,000 and were comprised of $460,000 in federal funds purchased, $9,000,000 in short-term advances from the FHLB and $20,942,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company. The Company also had $5,000,000 of long-term advances from the Federal Home Loan Bank of Atlanta on March 31, 2007.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2008, The Peoples National Bank had total borrowing capacity from the FHLB equal to $69,300,000, and the unused portion of this line of credit was $27,300,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $30,850,000, and the unused portion of this line of credit was $13,850,000 at March 31, 2008. Seneca National Bank had established secured lines of credit with the FHLB at March 31, 2007 of $6,980,000, and the unused portion of this line of credit was

$2,960,000. At March 31, 2008, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $42,000,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

         During the first quarter of 2008, the Company made capital expenditures of approximately $200,000 related to the construction and furnishing of a full-service retail banking office in Greenville, SC for The Peoples National Bank, which was opened during the fourth quarter of 2007. The Company may make other lesser capital expenditures in the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2008, the Banks had issued commitments to extend credit of $106,911,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $3,256,000 at March 31, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

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

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2008:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                        Well                Adequately
                                                                     Capitalized            Capitalized
                                               Actual                Requirement            Requirement
                                               ------                -----------            -----------
                                          Amount   Ratio          Amount       Ratio      Amount    Ratio
                                          ------   -----          ------       -----      ------    -----
Company:
Total Risk-based Capital .........   $    53,274    11.86%           N/A      N/A     $   35,935     8.00%
Tier 1 Risk-based Capital ........        49,609    11.05            N/A      N/A         17,958     4.00
Leverage Ratio ...................        49,609     8.74            N/A      N/A         22,704     4.00

The Peoples National Bank:
Total Risk-based Capital .........   $    30,780    10.40%    $   29,596    10.00%    $   23,677     8.00%
Tier 1 Risk-based Capital ........        28,355     9.58         17,759     6.00         11,839     4.00
Leverage Ratio ...................        28,355     8.09         17,525     5.00         14,020     4.00

Bank of Anderson, N. A.:
Total Risk-based Capital .........   $    13,837    13.44%    $   10,295    10.00%    $    8,236     8.00%
Tier 1 Risk-based Capital ........        12,929    12.56          6,176     6.00          4,118     4.00
Leverage Ratio ...................        12,929     8.64          7,482     5.00          5,986     4.00

Seneca National Bank:
Total Risk-based Capital .........   $     5,907    11.34%    $    5,209    10.00%    $    4,167     8.00%
Tier 1 Risk-based Capital ........         5,440    10.45          3,123     6.00          2,082     4.00
Leverage Ratio ...................         5,440     7.73          3,519     5.00          2,815     4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

         In February 2008, the FASB issued FASB Staff Position No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

         In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

         Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

         SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.


         Assets and Liabilities measured at fair value on a recurring basis are as follows as of March 31, 2008:

                                            Quoted market price       Significant other       Significant unobservable
                                              in active markets       observable Inputs                 inputs
                                                  (Level 1)                (Level 2)                   (Level 3)
                                                  ---------                ---------                   ---------

Available for sale
  investment securities ................     $   80,289,000             $    518,000                   $        -

Impaired loans .........................                  -                6,976,000                            -

                                             --------------             ------------                    --------
Total ..................................     $   80,289,000             $  7,494,000                    $       -
                                             ==============             ============                    ========

         The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

         The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $6,976,000.

         FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

         The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of March 31, 2008 the Company was positioned so that net interest income would increase $664,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $710,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

Item 4T.          CONTROLS AND PROCEDURES

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


                                          PEOPLES BANCORPORATION, INC.


Dated:  May 13, 2008                      By:    /s/ R. Riggie Ridgeway
                                               ------------------------
                                                 R. Riggie Ridgeway
                                                 President and CEO


Dated:  May 13, 2008                      By:   /s/ Robert E. Dye, Jr.
                                              ------------------------
                                                 Robert E. Dye, Jr.
                                                 Senior Vice President and CFO
                                                 (principal financial officer)

                                  Exhibit Index

Exhibit No.                    Description of Exhibit

31.1                       Rule 13a-14(a)/15d-14(a) Certifications
31.2                       Rule 13a-14(a)/15d-14(a) Certifications
32                         Section 1350 Certifications