Form 10-Q
period 2008-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2008-08-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended                         Commission file
           June 30, 2008                                     000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

              South Carolina                         57-09581843
          (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)            Identification No.)

        1818 East Main Street, Easley, South Carolina        29640
        ---------------------------------------------        -----
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

                              Yes [ ]   No [X]

The number of outstanding shares of the issuer's $1.11 par value common stock as of August 7, 2008 was 7,061,604.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
         (Dollars in thousands except per share data)

                                                                                    June 30,           June 30,        December 31,
                                                                                      2008               2007              2007
                                                                                    Unaudited          Unaudited          Audited
                                                                                    ---------          ---------          -------
ASSETS
CASH AND DUE FROM BANKS .......................................................     $  10,203         $  13,666         $   8,618
INTEREST-BEARING DEPOSITS IN OTHER BANKS ......................................           705               260               643
FEDERAL FUNDS SOLD ............................................................         1,260             2,624             1,263
                                                                                    ---------         ---------         ---------
     Total cash and cash equivalents ..........................................        12,168            16,550            10,524
SECURITIES
     Available for sale .......................................................        76,325            76,322            84,796
     Held to maturity (market value of $12,674, $12,831 and $13,113) ..........        12,663            13,141            13,102
     Other investments, at cost ...............................................         5,174             3,713             4,795
LOANS-less allowance for loan losses of $5,558, $3,920 and $4,310 .............       417,689           382,787           414,688
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ............................................        13,686            11,418            13,757
ACCRUED INTEREST RECEIVABLE ...................................................         2,892             3,076             3,321
CASH SURRENDER VALUE OF LIFE INSURANCE ........................................        11,562            11,138            11,350
OTHER ASSETS ..................................................................         2,936             2,393             2,110
                                                                                    ---------         ---------         ---------
         TOTAL ASSETS .........................................................     $ 555,095         $ 520,538         $ 558,443
                                                                                    =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ......................................................     $  47,572         $  54,405         $  53,950
     Interest-bearing .........................................................       365,496           356,132           363,671
                                                                                    ---------         ---------         ---------
         Total deposits .......................................................       413,068           410,537           417,621
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ...................................        18,347            19,665            19,824
FEDERAL FUNDS PURCHASED .......................................................             -             1,694               429
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .......................................        71,700            38,000            65,100
ACCRUED INTEREST PAYABLE ......................................................         3,523             3,409             4,465
OTHER LIABILITIES .............................................................           124               444               763
                                                                                    ---------         ---------         ---------
         Total Liabilities ....................................................       506,762           473,749           508,202
                                                                                    ---------         ---------         ---------
SHAREHOLDERS' EQUITY
Common  stock -  15,000,000 shares authorized, $1.11 Par
     value per share, 7,059,166 shares, 6,716,761 shares
     and 7,056,337 shares outstanding, respectively ...........................         7,836             7,456             7,833
Additional paid-in capital ....................................................        41,667            38,769            41,624
Retained earnings (loss) ......................................................          (784)            1,830                 -
Accumulated other comprehensive income (loss) .................................          (386)           (1,266)              784
                                                                                    ---------         ---------         ---------
         Total Shareholders' Equity ...........................................        48,333            46,789            50,241
                                                                                    ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................     $ 555,095         $ 520,538         $ 558,443
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

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)
                                   Unaudited

                                                                            Three Months Ended                Six Months Ended
                                                                                  June 30,                       June 30,
                                                                                  --------                       --------
                                                                          2008              2007           2008             2007
                                                                          ----              ----           ----             ----
INTEREST INCOME
   Interest and fees on loans ....................................     $     6,952      $     7,704     $    14,456      $    14,959
   Interest on securities
       Taxable ...................................................             807              714           1,599            1,452
       Tax-exempt ................................................             370              352             740              703
   Interest on federal funds .....................................              12               23              32               62
                                                                       -----------      -----------     -----------      -----------
Total interest income ............................................           8,141            8,793          16,827           17,176
                                                                       -----------      -----------     -----------      -----------
INTEREST EXPENSE
   Interest on deposits ..........................................           3,282            3,582           6,868            6,789
   Interest on federal funds purchased and securities
       sold under repurchase agreements ..........................              98              114             205              202
    Interest on notes payable Federal Home Loan Bank .............             455              303           1,127              700
                                                                       -----------      -----------     -----------      -----------
Total interest expense ...........................................           3,835            3,999           8,200            7,691
                                                                       -----------      -----------     -----------      -----------
Net interest income ..............................................           4,306            4,794           8,627            9,485
PROVISION FOR LOAN LOSSES ........................................           2,175              150           2,410              300
                                                                       -----------      -----------     -----------      -----------
Net interest income after provision for loan losses ..............           2,131            4,644           6,217            9,185
                                                                       -----------      -----------     -----------      -----------
NON-INTEREST INCOME
    Service charges on deposit accounts ..........................             457              455             917              871
    Customer service fees ........................................              31               29              79               72
    Mortgage banking .............................................              93              118             224              242
    Brokerage services ...........................................              57               56             117               83
    Bank owned life insurance ....................................             125              117             249              234
    Gain on sale of  available-for-sale securities ...............               -                -               2                -
    Gain (loss) on sale of assets acquired in
       settlement of loans .......................................             (44)               -             (53)               7
    Other noninterest income .....................................             175              142             320              434
                                                                       -----------      -----------     -----------      -----------
              Total noninterest income ...........................             894              917           1,855            1,943
                                                                       -----------      -----------     -----------      -----------
NON-INTEREST EXPENSES
   Salaries and benefits .........................................           2,296            2,353           4,782            4,636
   Occupancy .....................................................             238              208             473              416
   Equipment .....................................................             353              326             682              642
   Marketing and advertising .....................................             107              103             244              216
   Communications ................................................              59               57             130              122
   Printing and supplies .........................................              45               50             102               95
   Bank paid loan costs ..........................................              91               45             226               93
   Director fees .................................................             117              104             228              218
   ATM/Debit card expenses .......................................              94               85             175              163
   Legal and professional fees ...................................             142               96             224              174
   Regulatory assessments ........................................             102               55             186              109
   Other post employment benefits ................................              88               65             175              129
   Other operating expenses ......................................             362              368             724              717
                                                                       -----------      -----------     -----------      -----------
             Total noninterest expenses ..........................           4,094            3,915           8,351            7,730
                                                                       -----------      -----------     -----------      -----------
   Income (loss)  before income taxes ............................          (1,069)           1,646            (279)           3,398
PROVISION FOR INCOME TAXES (BENEFIT) .............................            (506)             449            (329)             929
                                                                       -----------      -----------     -----------      -----------
   Net income (loss) .............................................     $      (563)     $     1,197     $        50      $     2,469
                                                                       ===========      ===========     ===========      ===========
INCOME PER COMMON SHARE *
   BASIC .........................................................     $     (0.08)     $      0.16     $      0.01      $      0.34
                                                                       ===========      ===========     ===========      ===========
   DILUTED .......................................................     $     (0.08)     $      0.16     $      0.01      $      0.34
                                                                       ===========      ===========     ===========      ===========
WEIGHTED AVERAGE COMMON SHARES*
   BASIC .........................................................       7,059,166        7,052,599       7,057,954        7,041,350
                                                                       ===========      ===========     ===========      ===========
   DILUTED .......................................................       7,059,166        7,059,092       7,057,954        7,046,733
                                                                       ===========      ===========     ===========      ===========

CASH DIVIDENDS PAID PER COMMON SHARE .............................     $      0.05      $      0.05     $      0.10      $      0.10
                                                                       ===========      ===========     ===========      ===========

* 2007 amounts restated for 5% stock dividend declared in December, 2007.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                 Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                for the Six months ended June 30, 2007 and 2008
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                         Accumulated
                                                           Common stock          Additional                 other          Total
                                                           ------------           paid-in     Retained   comprehensive shareholders'
                                                       Shares         Amount      capital     earnings   income (loss)     equity
                                                       ------         ------      -------     --------   -------------     ------
Balance, December 31, 2006 .......................    6,666,568    $    7,400   $   38,614   $       32    $       18    $   46,064
                                                                                                                         ----------
Net income .......................................            -             -                     2,469             -         2,469
Other comprehensive income, net of tax:
   Unrealized holding losses on
    securities available for sale,
    net of income tax (benefit) of $(652) ........            -             -            -            -        (1,284)       (1,284)
                                                                                                                         ----------
Comprehensive income .............................                                                                            1,185
Cash dividends ...................................            -             -            -         (671)            -          (671)
Proceeds from stock options exercised ............       50,193            56          115            -             -           171
Stock-based compensation .........................            -             -           40            -             -            40
                                                     ----------    ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2007 ...........................    6,716,761    $    7,456   $   38,769   $    1,830    $   (1,266)   $   46,789
                                                     ==========    ==========   ==========   ==========    ==========    ==========


Balance, December 31, 2007 .......................    7,056,337    $    7,833   $   41,624   $        -    $      784    $   50,241
                                                                                                                         ----------
Net income .......................................            -             -                        50             -            50
Other comprehensive income, net of tax:
   Unrealized holding losses on
      securities available for sale,
      net of income tax (benefit) of $(199) ......            -             -            -            -        (1,172)       (1,172)
    Reclassification adjustment for gains
      included in net income, net of income
      taxes of $0 ................................            -             -            -            -             2             2
                                                                                                                         ----------
Comprehensive income (loss) ......................                                                                           (1,120)
Cash dividends ...................................            -             -            -         (706)            -          (706)
Proceeds from stock options exercised ............        2,829             3           10            -             -            13
Stock-based compensation .........................            -             -           33            -             -            33
Cumulative effect of post
  retirement cost of life insurance ..............            -             -            -         (128)            -          (128)
                                                     ----------    ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2008 ...........................    7,059,166    $    7,836   $   41,667   $     (784)   $     (386)   $   48,333
                                                     ==========    ==========   ==========   ==========    ==========    ==========





See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows                                                         (Unaudited)
                         (Dollars in thousands)                                                               Six months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                         2008                 2007
                                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $     50           $  2,469
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Gain on sale of premises and equipment ....................................................                 -               (177)
   Gain on sale of securities available for sale .............................................                (2)                 -
   (Gain) loss on sale of assets acquired in settlement of loans .............................                53                 (7)
   Provision for loan losses .................................................................             2,410                300
   Benefit from deferred income taxes ........................................................                 -               (823)
   Depreciation and amortization .............................................................               561                531
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                 9                 29
   Stock-based compensation ..................................................................                33                 40
   Postretirement cost of insurance for split-dollar life insurance coverage .................              (128)                 -
   Decrease (increase) in accrued interest receivable ........................................               429                (33)
   (Increase) decrease in other assets .......................................................            (2,041)               873
   Increase (decrease) in accrued interest payable ...........................................              (942)               483
   Decrease in other liabilities .............................................................              (639)              (967)
                                                                                                        --------           --------
     Net cash provided by (used in) operating activities .....................................              (207)             2,718
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................              (444)                 -
   Purchases of securities available for sale ................................................              (615)            (4,757)
   Sales (purchases) of other investments ....................................................              (379)               570
   Proceeds from principal pay-downs on securities available for sale ........................             4,619              3,583
   Proceeds from the maturities and calls of securities available for sale ...................             2,250              4,600
   Proceeds from the sale of securities available for sale ...................................               455                315
   Proceeds from the maturity of securities held to maturity .................................               865                  -
   Investment in bank owned life insurance ...................................................              (212)              (204)
   Proceeds from the sale of other real estate owned .........................................               817                 32
   Net increase in loans .....................................................................            (4,463)           (29,076)
   Proceeds from the sale of premises and equipment ..........................................                90                510
   Purchase of premises and equipment ........................................................              (580)            (1,165)
                                                                                                        --------           --------
     Net cash provided by (used in) investing activities .....................................             2,403            (25,592)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits .......................................................            (4,553)            25,492
   Net increase (decrease) in securities sold under repurchase agreements ....................            (1,477)             1,297
   Net increase (decrease) in federal funds purchased ........................................              (429)             1,694
   Net increase (decrease) in notes payable to Federal Home Loan Bank ........................             6,600            (12,000)
   Proceeds from the exercise of stock options ...............................................                13                171
   Cash dividend .............................................................................              (706)              (671)
                                                                                                        --------           --------
     Net cash provided by (used in) financing activities .....................................              (552)            15,983
                                                                                                        --------           --------
     Net increase (decrease) in cash and cash equivalents ....................................             1,644             (6,891)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            10,524             23,441
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 12,168           $ 16,550
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  9,142           $  7,208
                                                                                                        ========           ========
     Income Taxes ............................................................................          $    101           $    697
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

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.05 per common share to shareholders of record March 14, 2008 and June 16, 2008, payable March 28, 2008 and June 30, 2008, respectively.

EARNINGS PER SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2008 and 2007 was 7,057,954 and 7,041,350, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,057,954 and 7,046,733 for the six months ended June 30, 2008 and 2007. Weighted average shares in 2007 have been restated to reflect the 5% stock dividend declared in December 2007.

STOCK-BASED COMPENSATION

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 36,549 shares remain outstanding and exercisable under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 50,780 shares remain outstanding and exercisable under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the

Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plan" and the "1997 Non-Employee Directors Stock Option Plan." The exercise price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earliest of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At June 30, 2008, an aggregate of 378,650 shares were reserved for issuance on exercise of options under all four of these plans. During the first six months of 2008, options to purchase 14,000 shares were granted with a weighted average fair value of $7.71 per share. The following is a summary of the status of the Company's plans as of June 30, 2008 and changes during the six months ended June 30, 2008.

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                       Shares            Price
                                                       ------            -----

Outstanding, December 31, 2007 ..................     168,749         $  10.29
Granted .........................................      14,000         $   7.71
Exercised .......................................      (3,642)        $   5.35
Forfeited .......................................      (5,448)        $  11.32
                                                      -------
Outstanding, June 30, 2008 ......................     173,659         $  10.16
                                                      =======

Options Exercisable, June 30, 2008 ..............     138,162
                                                      =======


 INCOME TAXES

         The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in SFAS No 109, Accounting for Income Taxes.

         As of January 1, 2007,  the  Company  adopted  the  provisions  of FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company has analyzed the tax positions expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

         The Company's policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of June 30, 2008.


POSTRETIRMENT SPLIT-DOLLAR LIFE INSURANCE

         In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Task Force ("EITF") relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Sprit-Dollar Life Insurance Arrangements ("EITF 06-4"). The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Opinion ("APB") No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.

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

          All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "outlook," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

          These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    misperceptions by depositors about the safety of their deposits;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in accounting policies, rules and practices;
          o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.


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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the "Provision and Allowance for Loan Losses, Loan Loss Experience" section in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2007 Annual Report on Form 10-K and the "Balance Sheet Review--Allowance for Loan Losses" and "Earnings Performance--Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2007 Annual Report on Form 10-K. Results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net income (loss) for the second quarter of 2008 was $(563,000) or $(0.08) per diluted share compared to $1,197,000 or $0.16 per diluted share for the second quarter of 2007, a decrease of $1,760,000 or 147.0%. Net income for the six months ended June 30, 2008 was $50,000 or $0.01 per diluted share compared to $2,469,000 or $0.34 per diluted share for the six months ended June 30, 2007, a decrease of $2,419,000 or 98.0% Return on average equity for the six months and three months ended June 30, 2008 was 0.20% and (4.57)% respectively, compared to 10.54% and 10.07% respectively, for the six months and three months ended June 30, 2007. Return on average assets for the six and three months ended June 30, 2008 was 0.02% and (0.40)% respectively, compared to 0.99% and 0.95% respectively, for the six months and three months ended June 30, 2007. The decreases in the Company's net income, diluted earnings per share, return on average equity and return on average assets in the first half of 2008 are largely attributable to increased provisions to the allowance for loan losses as well as lower net interest margins.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $488,000, or 10.2%, to $4,306,000 in the quarter ended June 30, 2008 compared to $4,794,000 for the quarter ended June 30, 2007. For the six months ended June 30, 2008 net interest income before provision for loan losses decreased $858,000 or 9.0% to $8,627,000 compared to $9,485,000 for the six months ended June 30, 2007. The Company's net interest margin for the three months and six months ended June 30, 2008 was 3.30% and 3.31% respectively, compared to 4.07% and 4.09% for the three months and six months ended June 30, 2007. The decrease in the Company's net interest income and its net interest margin is largely due to a decrease in market interest rates, which lowered yields on loans more than funding costs of interest bearing liabilities. The decrease was also attributable to lower fees on loans and an increase in the Company's non-performing assets.

         The Company's total interest income for the second quarter of 2008 was $8,141,000 compared to $8,793,000 for the second quarter of 2007, a decrease of $652,000, or 7.4%. Total interest income for the six months ended June 30, 2008 was $16,827,000 compared to $17,176,000 for the six months ended June 30, 2007, a decrease of $349,000 or 2.0%. Interest and fees on loans, the largest component of total interest income, decreased $752,000 in the second quarter of 2008 to $6,952,000 compared to $7,704,000 for the second quarter of 2007, a decrease of 9.8%. Interest and fees on loans decreased $503,000 for the six months ended June 30, 2008 to $14,456,000 compared to $14,959,000 for the six months ended June 30, 2007, a decrease of 3.4%. The decreases in interest and fees on loans for the three-month and six-month periods were due to lower market interest rates, partially offset by higher loan balances. Interest on taxable securities, the second largest component of total interest income, increased $93,000 in the second quarter of 2008 to $807,000 compared to $714,000 for the second quarter of 2007, an increase of 13.0%. Interest on taxable securities increased $147,000 for the six months ended June 30, 2008 to $1,599,000 compared to $1,452,000 for the six months ended June 30, 2007, an increase of 10.1%. The increase in interest on taxable securities was due to higher average yields earned on these securities.

         The Company's total interest expense for the second quarter of 2008 was $3,835,000 compared to $3,999,000 for the second quarter of 2007, a decrease of $164,000, or 4.1%. Total interest expense for the six months ended June 30, 2008 was $8,200,000, compared to $7,691,000 for the six months ended June 30, 2007, an increase of $509,000 or 6.6%. Interest expense on deposits, the largest component of total interest expense, decreased by $300,000 in the second quarter of 2008 to $3,282,000 compared to $3,582,000 for the second quarter of 2007, a decrease of 8.4%. Interest on deposits increased $79,000 for the six months ended June 30, 2008 to $6,868,000 compared to $6,789,000 for the six months ended June 30, 2007, an increase of 1.2%. The decrease in interest expense on deposits for the three-month period ending June 30, 2008 compared to the same period in 2007 is largely attributable to lower interest rates paid on these accounts and lower balances. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the second largest component of total interest expense, increased $152,000 or 50.2% to $455,000 for the three months ended June 30, 2008 compared to $303,000 for the three months ended June 30, 2007. Interest on notes payable to the FHLB increased $427,000 or 61.0% to $1,127,000 for the first half of 2008, compared to $700,000 for the first half of 2007. The increases are largely attributable to higher average balances in these accounts during the first half of 2008 when compared to the same period in 2007. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, decreased $16,000 or 14.0% to $98,000 in the second quarter of 2008 compared to $114,000 for the second quarter of 2007. The decrease in interest expense on federal funds purchased and securities sold under repurchase agreements for the three-month period ended June 30, 2008 compared to the same period in 2007 is largely attributable to lower interest rates paid on these accounts. Interest on federal funds purchased and securities sold under repurchase agreements increased $3,000 or 1.5% to $205,000 in the second half of 2008 compared to $202,000 for the second half of 2007. The increase in interest expense on federal funds purchased and securities sold under repurchase agreements for the second half of 2008 compared to the same period of 2007 is attributable to higher average balances in these accounts, offset by lower interest rates paid.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended June 30, 2008 was $2,175,000 compared to $150,000 for the three months ended June 30, 2007, an increase of $2,025,000 or 1,350.0%. The provision for loan losses charged to operations for the six months ended June 30, 2008 increased $2,110,000 or 703.3% to $2,410,000, compared to $300,000 for the six months ended June 30, 2007. The changes in the Company's provision for loan losses for the second quarter and first half of 2008 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income decreased $23,000 or 2.5% to $894,000 for the second quarter of 2008 compared to $917,000 for the second quarter of 2007. Non-interest income decreased $88,000 or 4.5% to $1,855,000 for the first half of 2008 compared to $1,943,000 for the first half of 2007. Service fees on deposit accounts, the largest component of non-interest income, increased $2,000 or 0.4% to $457,000 for the second quarter of 2008 compared to $455,000 for the second quarter of 2007. Service fees on deposit accounts increased $46,000 or 5.3% to $917,000 for the first six months of 2008 compared to $871,000 for the first six months of 2007.

         Bank owned life insurance income increased $8,000 or 6.8% in the second quarter of 2008 to $125,000 compared to $117,000 for the second quarter of 2007, and increased $15,000 or 6.4% to $249,000 in the first half of 2008 compared to $234,000 in the first half of 2007. The increase in bank owned life insurance income is attributable to higher growth on the cash surrender values of these policies.

         Mortgage banking income decreased $25,000 or 21.2% to $93,000 in the second quarter for 2008 compared to $118,000 in the second quarter of 2007, and decreased $18,000 or 7.4% in the first half of 2008 to $224,000 compared to $242,000 for the first half of 2007. These decreases in the levels of mortgage banking income are largely due to the decline in residential mortgage loan originations at the Banks.

         Brokerage service income increased from $56,000 in the second quarter of 2007 to $57,000 in the second quarter of 2008, an increase of $1,000 or 1.8%, and increased $34,000 or 41.0% to $117,000 in the first half of 2008 compared to $83,000 in the first half of 2007. This increase was largely due to a temporary disruption of service in the first quarter of 2007 that resulted from a change in broker-dealer affiliation.

         There was a loss of $44,000 in the second quarter of 2008 on the sale of assets acquired in settlement of loans and a loss of $53,000 in the first half of 2008. This compares to no gain or loss on the sale of assets in the second quarter of 2007, and a gain of $7,000 in the first half of 2007.

         Other non-interest income increased $35,000 or 20.5% from $171,000 during the second quarter of 2007 to $206,000 for the second quarter of 2008, due primarily to an increase in interchange income of $32,000 or 31.1% from $103,000 during the second quarter of 2007 to $135,000 in the second quarter of 2007. Other non-interest income decreased $105,000 or 20.8% in the first half of 2008 to $401,000 compared to $506,000 in the first half of 2007. This decrease is largely attributable to a $169,000 gain on the sale of a portion of a parcel of land that was realized during the first quarter of 2007.

         The Company recorded a $2,000 gain on the sale of securities available for sale in the first half of 2008. There were no gains or losses realized on the sale of securities available for sale during the second quarter of 2008 or the first half of 2007.

Non-interest Expense

         Total non-interest expense increased $179,000, or 4.6%, to $4,094,000 for the second quarter of 2008 from $3,915,000 for the second quarter of 2007. Total non-interest expense increased $621,000, or 8.0%, to $8,351,000 for the first half of 2008 from $7,730,000 for the first half of 2007. Salaries and benefits, the largest component of non-interest expense, decreased $57,000, or 2.4%, to $2,296,000 for the second quarter of 2008 from $2,353,000 for the second quarter of 2007. Salaries and benefits increased $146,000, or 3.1%, to $4,782,000 for the first half of 2008 from $4,636,000 for the first half of 2007.

         Occupancy and furniture and equipment expenses increased $57,000, or 10.7%, to $591,000 in the second quarter of 2008 compared to $534,000 in the second quarter of 2007. Occupancy and furniture and equipment expenses increased $97,000, or 9.2%, to $1,155,000 in the first half of 2008 compared to $1,058,000 in the first half of 2007. The increase is largely due to the opening of two new full-service banking facilities in the fourth quarter of 2007 by The Peoples National Bank.

         Marketing and advertising expense increased $4,000 or 3.9% from $103,000 in the second quarter of 2007 to $107,000 during the same period in 2008, and increased $28,000 or 13.0% to $244,000 for the first half of 2008 compared to $216,000 for the first half of 2007, primarily due to advertising for the two new offices of The Peoples National Bank and the introduction of a new checking account product.

         Bank paid loan costs increased $46,000 or 102.2% to $91,000 in the second quarter of 2008 compared to $45,000 in the second quarter 2007. Bank paid loan costs increased $133,000 or 143.0% to $226,000 for the first half of 2008 compared to $93,000 for the first half of 2007. Of this increase, $44,000 is associated with the repossession of defaulted real estate loans, and $62,000 of this increase is attributable to the write-down of an asset acquired in settlement of a loan to its current market value.

         Regulatory assessments increased $47,000 or 85.5% from $55,000 for the second quarter of 2007 to $102,000 for the second quarter of 2008. Regulatory assessments increased $77,000 or 70.6% to $186,000 for the first half of 2008 compared to $109,000 for the first half of 2007. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks. The FDIC changed its assessment calculation process effective January 1, 2007.
Eligible insured depository institutions were granted a one-time assessment credit. Of the Company's three Banks, only The Peoples National Bank was granted a one-time credit of approximately $112,000. This credit was exhausted during the first quarter of 2008.

         Legal and professional fees increased $46,000 or 47.9% to $142,000 for the second quarter of 2008 compared to $96,000 for the second quarter of 2007. Legal and professional fees increased $50,000 or 28.7% from $174,000 for the first half of 2007 to $224,000 for the first half of 2008. The increase in legal and professional fees is primarily due to legal fees paid by the three banks associated with collection efforts on certain loans in default.

         Other post-employment benefits expense increased $23,000 or 35.4% from $65,000 in the second quarter of 2007 to $88,000 during the same period in 2008, and increased $46,000 or 35.7% to $175,000 for the first half of 2008 compared to $129,000 for the first half of 2007, primarily due to an increase in the cost of the Company CEO's retirement package.

         All other operating expenses were $677,000 in the second quarter of 2008 compared to $664,000 for the second quarter of 2007, an increase of $13,000 or 2.0%. All other operating expenses were $1,359,000 in the first half of 2008 compared to $1,315,000 for the first half of 2007, an increase of $44,000 or 3.3%.

Income Taxes

         The provision for income taxes (benefit) decreased $955,000 or 212.7% to $(506,000) for the second quarter of 2008 compared to $449,000 for the second quarter of 2007. The provision for income taxes decreased $1,258,000 or 135.4% to $(329,000) for the first half of 2008 compared to $929,000 for the first half of 2007. The decrease in the provision for income taxes is attributable to the decrease in net pre-tax income and the increase in the amount of tax-exempt income. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 81.5% of total earning assets. As of June 30, 2008, the Company held total gross loans outstanding of $423,247,000 an increase of $4,249,000, or 1.0%, from $418,998,000 in total gross loans outstanding at December 31, 2007 and an increase of $36,540,000, or 9.4%, from $386,707,000 in total gross loans outstanding at June 30, 2007. The loan growth is the result of increased loan demand at the Company's three bank subsidiaries.

Loan Portfolio Composition                                                                 June 30,                  December 31,
                                                                                           --------                  ------------
(Dollars in Thousands)                                                             2008               2007               2007
                                                                                   ----               ----               ----
                                                                                        (Unaudited)                   (Audited)

Commercial and Industrial - not secured by real estate ....................     $ 49,840           $ 42,252           $ 47,885
Commercial and Industrial - secured by real estate ........................      115,769            104,646            107,531
Residential real estate - mortgage ........................................      118,120            100,563            108,161
Residential real estate - construction ....................................      126,509            125,193            138,926
Consumer loans ............................................................       13,009             14,053             16,495
                                                                                --------           --------           --------
     Gross Loans ..........................................................     $423,247           $386,707           $418,998
                                                                                ========           ========           ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the six months and three months ended June 30, 2008 was 6.84% and 6.55% respectively, compared to 8.17% and 8.20% for the six months and three months ended June 30, 2007. The Federal Reserve decreased the federal funds target rate by 100 basis points during the fourth quarter of 2007 and another 225 basis points during the first half of 2008. A large portion of the Company's adjustable-rate loans, which constitute approximately 42.9% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

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

         The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2008, approximately $10,191,000, or 20.5%, of commercial loans were unsecured.

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

Allowance for Loan Losses

         The allowance for loan losses at June 30, 2008 was $5,558,000, or 1.31% of loans outstanding, compared to $4,310,000, or 1.03% of loans outstanding, at December 31, 2007, and to $3,920,000, or 1.01% of loans outstanding, at June 30, 2007. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past-due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of all borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         At June 30, 2008 the Company had $7,352,000 in non-accruing loans, $408,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $1,216,000 in Other Real Estate Owned. This compares to $7,505,000 in non-accruing loans, $412,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $1,023,000 in other real estate owned at December 31, 2007. At June 30, 2007 the Company had $919,000 in non-accruing loans, $419,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $359,000 in Other Real Estate Owned. The substantial increase in non-accruing loans from June 30, 2007 to June 30, 2008 is largely the result of a single borrowing relationship that accounts for $3,295,000 of the total increase. The credit relationship is secured by real estate consisting largely of completed houses and residential subdivision lots, all of which are in the Company's primary market area. Management has charged off $752,000 associated with this credit and believes that any future write-downs associated with this credit will be minimal. The balance of the Company's non-performing loans at June 30, 2008 consisted of $3,736,000 in mortgage loans, $312,000 in commercial loans and $9,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned were 2.11%, 2.13%, and 0.44% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

         Net charge-offs during the six months ended June 30, 2008 were $1,163,000 compared to net charge-offs of $660,000 for the year ended December 31, 2007 and net charge-offs of $450,000 for the six months ended June 30, 2007. The allowance for loan losses as a percentage of non-performing loans was 72%, 54%, and 293% as of June 30, 2008, December 31, 2007, and June 30, 2007,
respectively.

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

         The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had impaired loans of approximately $7,476,000 at June 30, 2008 and $2,024,000 at December 31, 2007. There were no impaired loans at June 30, 2007.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company does not hold any trading securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2008 securities totaled $94,162,000, which represents 18.1% of total earning assets. Securities decreased $8,531,000, or 8.3%, from $102,693,000 invested as of December 31, 2007, and increased $986,000, or 1.1%, from $93,176,000 invested as of June 30, 2007. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At June 30, 2008 the Company's total investments classified as available for sale had an amortized cost of $76,910,000 and a market value of $76,325,000 for an unrealized loss of $585,000. This compares to an amortized cost of $83,608,000 and a market value of $84,796,000 for an unrealized gain of $1,188,000 on the Company's investments classified as available for sale at December 31, 2007. At June 30, 2007 the Company's total investments classified as available for sale had an amortized cost of $78,241,000 and a market value of $76,322,000 for an unrealized loss of $1,919,000. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $11,562,000 at June 30, 2008, an increase of $212,000, or 1.9%, from the $11,350,000 held at
December 31, 2007 and an increase of $424,000, or 3.8%, from the $11,138,000 held at June 30, 2007. The increase in cash surrender value life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $1,644,000, or 15.6%, to $12,168,000 at June 30, 2008 from $10,524,000 at December 31, 2007, and decreased  $4,382,000,  or  26.5%,  from  $16,550,000  at  June  30,  2007.  The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits decreased $4,553,000, or 1.1%, to $413,068,000 at June 30, 2008 from $417,621,000 at December 31, 2007 and grew $2,531,000, or 0.6%, from $410,537,000 at June 30, 2007. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the six months ended June 30, 2008, interest-bearing deposits averaged $373,924,000 compared to $346,613,000 for the same period of 2007. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2008, brokered deposits totaled $22,384,000, compared to $28,087,000 and $22,240,000 in brokered deposits at December 31, 2007 and June 30, 2007, respectively. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 3.67% during the six months ended June 30, 2008 compared to 3.95% for the same period of 2007 and 4.02% for the twelve months ended December 31, 2007. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2008, interest-bearing deposits comprised 88.5% of total deposits compared to 87.1% at December 31, 2007 and 86.7% at June 30, 2007.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 71% at June 30, 2008, 77% at December 31, 2007 and 78% at June 30, 2007. Time deposits of $100,000 or more represented 28.7% of total deposits at June 30, 2008, 23.7% at December 31, 2007 and 22.9% at June 30, 2007. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank ("FHLB"). At June 30, 2008 short-term borrowings totaled $90,047,000 and were comprised of $71,700,000 in short-term advances from the FHLB and $18,347,000 in securities sold under repurchase agreements. At December 31, 2007 short-term borrowings totaled $85,353,000 and were comprised of $429,000 in federal funds purchased, $65,100,000 in short-term advances from the FHLB and $19,824,000 in securities sold under repurchase agreements. June 30, 2007 short-term borrowings totaled $59,359,000 and were comprised of $1,694,000 in federal funds purchased, $38,000,000 in short-term advances from the FHLB and $19,665,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2008, The Peoples National Bank had total borrowing capacity from the FHLB equal to $70,840,000, and the unused portion of this line of credit was $21,840,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $29,850,000, and the unused portion of this line of credit was $8,150,000 at June 30, 2008. Seneca National Bank had established secured lines of credit with the FHLB at June 30, 2007 of $7,320,000, and the unused portion of this line of credit was $6,320,000. At

June 30, 2008, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $40,000,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from The Peoples National Bank.

         During the first half of 2008, the Company made capital expenditures of approximately $580,000. These expenditures were related to the construction and furnishing of a full-service retail banking office in Greenville, SC for The Peoples National Bank, the purchase of three vehicles, the purchase of some electronic data processing equipment, and other lesser expenditures in the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At June 30, 2008, the Banks had issued commitments to extend credit of $95,266,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $3,292,000 at June 30, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

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

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2008:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                                       Well                    Adequately
                                                                                    Capitalized                Capitalized
                                                          Actual                    Requirement                Requirement
                                                          ------                    -----------                -----------
                                                  Amount          Ratio        Amount          Ratio       Amount          Ratio
                                                  ------          -----        ------          -----       ------          -----
Company:
Total Risk-based Capital ...............         $54,277          12.19%          N/A           N/A       $35,621          8.00%
Tier 1 Risk-based Capital ..............          48,719          10.94           N/A           N/A        17,813          4.00
Leverage Ratio .........................          48,719           8.68           N/A           N/A        22,451          4.00

The Peoples National Bank:
Total Risk-based Capital ...............         $32,631          11.08%      $29,450         10.00%      $23,560          8.00%
Tier 1 Risk-based Capital ..............          29,102           9.88        17,673          6.00        11,782          4.00
Leverage Ratio .........................          29,102           8.28        17,574          5.00        14,059          4.00

Bank of Anderson, N. A.:
Total Risk-based Capital ...............         $13,489          13.36%      $10,097         10.00%      $ 8,077          8.00%
Tier 1 Risk-based Capital ..............          12,224          12.11         6,056          6.00         4,038          4.00
Leverage Ratio .........................          12,224           8.41         7,268          5.00         5,814          4.00

Seneca National Bank:
Total Risk-based Capital ...............         $ 5,990          11.92%      $ 5,025         10.00%      $ 4,020          8.00%
Tier 1 Risk-based Capital ..............           5,371          10.69         3,015          6.00         2,010          4.00
Leverage Ratio .........................           5,371           7.67         3,501          5.00         2,801          4.00

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

         In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

         The FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP No. APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

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

         Assets and Liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008:

                                                         Quoted market price       Significant other       Significant unobservable
                                                          in active markets        observable inputs                inputs
                                                              (Level 1)               (Level 2)                    (Level 3)

Available for sale
  investment securities ...........................         $75,841,000               $   484,000               $           -

Impaired loans ....................................                   -                 7,476,000                           -
                                                            -----------               -----------               -------------

Total .............................................         $75,841,000               $ 7,960,000               $           -
                                                            ===========               ===========               =============

         The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

         The Company is predominantly a cash-flow based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $7,476,000.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of June 30, 2008 the Company was positioned so that net interest income would increase $641,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $717,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders
On May 15, 2008, the Company held its Annual Meeting of Shareholders. The voting results of the 2008 Annual Meeting of Shareholders follows:

The following persons were elected as Directors to serve for the terms set forth below with 4,966,620 shares voted, representing 70.4% of the total shares entitled to vote:

                                                          Broker
                                  For         Withheld   Non-Votes  Term (years)
Charles E. Dalton ..........    4,798,805     167,815         0           3
George Weston Nalley .......    4,746,689     219,931         0           3
R. Riggie Ridgeway .........    4,751,569     215,051         0           3
William R. Rowan, III. .....    4,751,569     215,051         0           3
D. Gray Suggs ..............    4,799,408     167,212         0           3
L. Andrew Westbrook, III ...    4,735,708     230,912         0           3


The following persons continue to serve as directors for the terms indicated.

                                                           Year Term Ends
              Robert E. Dye, Jr. ......................       2009
              W. Rutledge Galloway ....................       2009
              E. Smyth McKissick, III .................       2009
              Timothy J. Reed .........................       2009
              William B. West .........................       2009
              Paul C. Aughtry, III ....................       2010
              R. David Land ...........................       2010
              Eugene W. Merritt, Jr. ..................       2010
              George B. Nalley, Jr. ...................       2010
              A. J. Thompson, Jr. .....................       2010

Item 6.       Exhibits

              Exhibits.

31.1     Rule 13a-14(a) / 15d-14(a) Certifications
31.2     Rule 13a-14(a) / 15d-14(a) Certifications
32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEOPLES BANCORPORATION, INC.


Dated:  August 14, 2008                     By:    /s/ R. Riggie Ridgeway
                                                 ------------------------
                                                   R. Riggie Ridgeway
                                                   President and CEO


Dated:  August 14, 2008                     By:   /s/ Robert E. Dye, Jr.
                                                ------------------------
                                                   Robert E. Dye, Jr.
                                                   Senior Vice President and CFO
                                                   (principal financial officer)

                                  Exhibit Index

Exhibit No.                           Description of Exhibit

31.1                       Rule 13a-14(a) / 15d-14(a) Certifications
31.2                       Rule 13a-14(a) / 15d-14(a) Certifications
32                         Section 1350 Certifications