Form 10-Q
period 2008-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2008-11-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended            Commission file
                September 30, 2008                    000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                   South Carolina                  57-09581843
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

                             Yes [ ]    No  [X]

  The number of outstanding shares of the issuer's $1.11 par value common stock as of November 4, 2008 was 7,070,139.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
         (Dollars in thousands except per share data)

                                                                                        September 30,  September 30,   December 31,
                                                                                            2008           2007            2007
                                                                                          Unaudited      Unaudited        Audited
ASSETS
CASH AND DUE FROM BANKS .............................................................   $  12,555       $  10,679       $   8,618
INTEREST-BEARING DEPOSITS IN OTHER BANKS ............................................           -             466             643
FEDERAL FUNDS SOLD ..................................................................      10,650           3,439           1,263
                                                                                        ---------       ---------       ---------
     Total cash and cash equivalents ................................................      23,205          14,584          10,524
SECURITIES
     Trading ........................................................................         192               -               -
     Available for sale .............................................................      75,665          80,397          84,796
     Held to maturity (market value of $12,647, $13,142
         and $13,113) ...............................................................      12,656          13,121          13,102
     Other investments, at cost .....................................................       3,507           3,344           4,795
LOANS-less allowance for loan losses of $7,636, $3,994 and $4,310 ...................     399,692         396,483         414,688
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..................................................      13,466          12,432          13,757
ACCRUED INTEREST RECEIVABLE .........................................................       2,861           3,149           3,321
OTHE REAL ESTATE OWNED ..............................................................       2,038             712           1,023
CASH SURRENDER VALUE OF LIFE INSURANCE ..............................................      11,690          11,242          11,350
OTHER ASSETS ........................................................................       5,851           1,709           1,087
                                                                                        ---------       ---------       ---------
         TOTAL ASSETS ...............................................................   $ 550,823       $ 537,173       $ 558,443
                                                                                        =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ............................................................   $  44,750       $  51,146       $  53,950
     Interest-bearing ...............................................................     398,772         373,621         363,671
                                                                                        ---------       ---------       ---------
         Total deposits .............................................................     443,522         424,767         417,621

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS .........................................      25,475          22,479          19,824
FEDERAL FUNDS PURCHASED .............................................................           -             358             429
NOTES PAYABLE TO FEDERAL HOME LOAN BANK .............................................      34,000          36,000          65,100
ACCRUED INTEREST PAYABLE ............................................................       2,554           4,070           4,465
OTHER LIABILITIES ...................................................................       1,768             574             763
                                                                                        ---------       ---------       ---------
         Total Liabilities ..........................................................     507,319         488,248         508,202
                                                                                        ---------       ---------       ---------
SHAREHOLDERS' EQUITY
Common  stock - 15,000,000 shares authorized, $1.11
       Par value per share, 7,065,263 shares, 7,056,919 shares
       and 7,056,337 shares outstanding, respectively ...............................       7,843           7,833           7,833
Additional paid-in capital ..........................................................      41,712          38,943          41,624
Retained earnings (deficit) .........................................................      (6,666)          2,302               -
Accumulated other comprehensive income (loss) .......................................         615            (153)            784
                                                                                        ---------       ---------       ---------
         Total Shareholders' Equity .................................................      43,504          48,925          50,241
                                                                                        ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................................   $ 550,823       $ 537,173       $ 558,443
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

                 Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)
                                    Unaudited

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                     September 30,
                                                                               -------------                     -------------
                                                                          2008              2007             2008             2007
                                                                          ----              ----             ----             ----
INTEREST INCOME
   Interest and fees on loans ....................................     $     6,742      $     8,042     $    21,198      $    23,001
   Interest on securities
       Taxable ...................................................             716              752           2,315            2,204
       Tax-exempt ................................................             373              356           1,113            1,059
   Interest on federal funds .....................................              17               43              49              105
                                                                       -----------      -----------     -----------      -----------
Total interest income ............................................           7,848            9,193          24,675           26,369
                                                                       -----------      -----------     -----------      -----------
INTEREST EXPENSE
   Interest on deposits ..........................................           3,173            3,753          10,041           10,542
   Interest on federal funds purchased and securities
       sold under repurchase agreements ..........................              94              134             299              336
    Interest on notes payable Federal Home Loan Bank .............             350              523           1,477            1,223
                                                                       -----------      -----------     -----------      -----------
Total interest expense ...........................................           3,617            4,410          11,817           12,101
                                                                       -----------      -----------     -----------      -----------
Net interest income ..............................................           4,231            4,783          12,858           14,268
PROVISION FOR LOAN LOSSES ........................................           6,475              150           8,885              450
                                                                       -----------      -----------     -----------      -----------
Net interest income after provision for loan losses ..............          (2,244)           4,633           3,973           13,818
                                                                       -----------      -----------     -----------      -----------
NON-INTEREST INCOME
    Service charges on deposit accounts ..........................             492              467           1,409            1,338
    Customer service fees ........................................              27               23             106               95
    Mortgage banking .............................................              79              110             303              352
    Brokerage services ...........................................              41               64             158              147
    Bank owned life insurance ....................................             142              119             391              353
    Loss on sale of  available-for-sale securities ...............             (50)               -             (48)               -
    Gain (loss) on sale of assets acquired in settlement of loans.             (10)               9             (63)              16
    OTTI Write-Down on FHLMC Preferred Stock .....................          (2,890)               -          (2,890)               -
    Other noninterest income .....................................             165              133             485              567
                                                                       -----------      -----------     -----------      -----------
              Total noninterest income ...........................          (2,004)             925            (149)           2,868
                                                                       -----------      -----------     -----------      -----------
NON-INTEREST EXPENSES
   Salaries and benefits .........................................           2,452            2,335           7,234            6,971
   Occupancy .....................................................             247              216             720              632
   Equipment .....................................................             341              349           1,023              991
   Marketing and advertising .....................................              95              100             339              316
   Communications ................................................              67               61             197              183
   Printing and supplies .........................................              42               43             144              138
   Bank paid loan costs ..........................................             109               45             335              138
   Director fees .................................................             110              112             338              330
   ATM/Debit card expenses .......................................              99               98             274              261
   Legal and professional fees ...................................             162              105             386              279
   Regulatory assessments ........................................             124               78             310              187
   Other post employment benefits ................................              83               65             258              194
   Other operating expenses ......................................             388              346           1,112            1,063
                                                                       -----------      -----------     -----------      -----------
             Total noninterest expenses ..........................           4,319            3,953          12,670           11,683
                                                                       -----------      -----------     -----------      -----------
   Income (loss)  before income taxes ............................          (8,567)           1,605          (8,846)           5,003

PROVISION FOR INCOME TAXES (BENEFIT) .............................          (3,038)             424          (3,367)           1,353
                                                                       -----------      -----------     -----------      -----------
   Net income (loss) .............................................     $    (5,529)     $     1,181     $    (5,479)     $     3,650
                                                                       ===========      ===========     ===========      ===========
INCOME PER COMMON SHARE *
   BASIC .........................................................     $     (0.78)     $      0.16     $     (0.77)     $      0.52
                                                                       ===========      ===========     ===========      ===========
   DILUTED .......................................................     $     (0.78)     $      0.16     $     (0.77)     $      0.52
                                                                       ===========      ===========     ===========      ===========
WEIGHTED AVERAGE COMMON SHARES*
   BASIC .........................................................       7,062,827        7,055,759       7,059,577        7,046,153
                                                                       ===========      ===========     ===========      ===========
   DILUTED .......................................................       7,062,827        7,058,568       7,059,577        7,050,166
                                                                       ===========      ===========     ===========      ===========
CASH DIVIDENDS PAID PER COMMON SHARE .............................     $      0.05      $      0.05     $      0.15      $      0.15
                                                                       ===========      ===========     ===========      ===========

* 2007 amounts restated for 5% stock dividend declared in December, 2007.

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the Nine months ended September 30, 2007 and 2008
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                         Accumulated
                                                          Common stock          Additional    Retained      other           Total
                                                          ------------           paid-in      Earnings  comprehensive  shareholders'
                                                      Shares         Amount      capital      (deficit) income (loss)     equity
                                                      ------         ------      -------      -----------------------     ------
Balance, December 31, 2006 ......................    6,999,897    $    7,773   $   38,614    $     (341)   $       18    $   46,064
                                                                                                                         ----------
Net income ......................................            -                          -         3,650             -         3,650
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income tax (benefit) of ($79) .......            -             -            -             -          (171)         (171)
                                                                                                                         ----------
Comprehensive income ............................                                                                             3,479
Cash dividends ..................................            -             -            -        (1,007)            -        (1,007)
Proceeds from stock options
     exercised ..................................       57,022            60          144             -             -           204
Tax benefit of stock options ....................            -             -          119             -             -           119
Stock-based compensation ........................            -             -           66             -             -            66
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, September 30, 2007 .....................    7,056,919    $    7,833   $   38,943    $    2,302    $     (153)   $   48,925
                                                    ==========    ==========   ==========    ==========    ==========    ==========


Balance, December 31, 2007 ......................    7,056,337    $    7,833   $   41,624    $        -    $      784    $   50,241
                                                                                                                         ----------
Net income (loss) ...............................            -             -                     (5,479)            -        (5,479)
Other comprehensive income, net of tax:
   Unrealized holding losses on
     securities available for sale,
     net of income tax (benefit) of $(87) .......            -             -            -             -          (121)         (121)
    Reclassification adjustment
     for gains included in net
     income, net of income taxes of $16 .........            -             -            -             -           (48)          (48)
                                                                                                                         ----------
Comprehensive income (loss) .....................                                                                            (5,648)
Cash dividends ..................................            -             -            -        (1,059)            -        (1,059)
Proceeds from stock options exercised ...........        8,926            10           35             -             -            45
Stock-based compensation ........................            -             -           53             -             -            53
Cumulative effect of post
  retirement cost of life insurance .............            -             -            -          (128)            -          (128)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, September 30, 2008 .....................    7,065,263    $    7,843   $   41,712    $   (6,666)   $      615    $   43,504
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

          Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                                                                                                 (Unaudited)
                                                                                                              Nine months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                          2008                 2007
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .......................................................................           $ (5,479)           $  3,650
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Gain on sale of premises and equipment ..................................................                 (7)               (177)
   Loss on sale of securities available for sale ...........................................                 48                   -
   Loss (gain) on sale of assets acquired in settlement of loans ...........................                 63                  (7)
   Other than temporary impairment write-down on FHLMC stock ...............................              2,890                   -
   Provision for loan losses ...............................................................              8,885                 450
   Benefit from deferred income taxes ......................................................                  -                (253)
   Depreciation and amortization ...........................................................                851                 810
   Amortization and accretion (net) of premiums and
     discounts on securities ...............................................................                 13                  43
   Stock-based compensation ................................................................                 53                  66
   Postretirement cost of insurance for split-dollar life
       Insurance coverage ..................................................................               (128)                  -
   Decrease (increase) in accrued interest receivable ......................................                460                (106)
   Increase in other assets ................................................................             (8,525)               (385)
   Increase (decrease) in accrued interest payable .........................................             (1,911)              1,144
   Decrease in other liabilities ...........................................................              1,005                (837)
                                                                                                       --------            --------
     Net cash provided by (used in) operating activities ...................................             (1,782)              4,398
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ................................................               (444)                  -
   Purchases of securities available for sale ..............................................             (8,033)             (9,171)
   Sales of other investments ..............................................................              1,288                 939
   Proceeds from principal pay-downs on securities available for sale ......................              6,075               5,621
   Proceeds from the maturities and calls of securities available for sale .................              2,750               4,600
   Proceeds from the sale of securities available for sale .................................              4,965                   -
   Proceeds from the maturity of securities held to maturity ...............................                865                 315
   Investment in bank owned life insurance .... ............................................               (340)               (308)
   Proceeds from the sale of other real estate owned .......................................                908                 112
   Net (increase) decrease in loans ........................................................              7,973             (42,922)
   Proceeds from the sale of premises and equipment ........................................                 97                 510
   Purchase of premises and equipment ......................................................               (650)             (2,458)
                                                                                                       --------            --------
     Net cash provided by (used in) investing activities ...................................             15,454             (42,762)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ................................................................             25,901              39,722
   Net increase in securities sold under repurchase agreements .............................              5,651               4,111
   Net increase (decrease) in federal funds purchased ......................................               (429)                358
   Net decrease in notes payable to Federal Home Loan Bank .................................            (31,100)            (14,000)
   Proceeds from the exercise of stock options .............................................                 45                 204
   Tax benefit of stock options exercised ..................................................                  -                 119
   Cash dividend ...........................................................................             (1,059)             (1,007)
                                                                                                       --------            --------
     Net cash provided by (used in) financing activities ...................................               (991)             29,507
                                                                                                       --------            --------
     Net increase (decrease) in cash and cash equivalents ..................................             12,681              (8,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             10,524              23,441
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 23,205            $ 14,584
                                                                                                       ========            ========

CASH PAID FOR
     Interest ..............................................................................           $ 13,727            $ 10,957
                                                                                                       ========            ========
     Income Taxes ..........................................................................           $    126            $  1,082
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

COMMON STOCK

     The Board of Directors declared a cash dividend of $0.05 per common share to shareholders of record March 14, 2008, June 16, 2008 and September 16, 2008, payable March 28, 2008, June 30, 2008 and September 30, 2008, respectively.

EARNINGS PER SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2008 and 2007 was 7,059,577 and 7,046,153, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,059,577 and 7,050,166 for the nine months ended September 30, 2008 and 2007. Weighted average shares in 2007 have been restated to reflect the 5% stock dividend declared in December 2007.

STOCK-BASED COMPENSATION

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 21,163 shares remain outstanding and exercisable under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 44,628 shares remain outstanding and exercisable under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plan" and the "1997 Non-Employee Directors Stock Option Plan." The exercise price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earliest of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At September 30, 2008, an aggregate of 377,150 shares were reserved for issuance on exercise of options under all four of these plans. During the first nine months of 2008, options to purchase 16,000 shares were granted with a weighted average exercise price of $6.92 per share. The following is a summary of the status of the Company's plans as of September 30, 2008 and changes during the nine months ended September 30, 2008.


                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                        Shares         Price
                                                        ------         -----

Outstanding, December 31, 2007 ....................    168,749        $10.29
Granted ...........................................     16,000        $ 6.92
Exercised .........................................     (9,739)       $ 5.34
Forfeited .........................................    (21,246)       $ 9.85
                                                                      ------
Outstanding, September 30, 2008 ...................    153,764        $10.32
                                                       =======        ======

Options Exercisable, September 30, 2008 ...........    120,626
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

         The Company's policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of September 30, 2008.


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

          These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors about the safety of their deposits;
          o    ability to weather the current economic downturn;
          o    loss of consumer or investor confidence;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2007 Annual Report on Form 10-K. Results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be attained for any other period.

Overview

         The Company has three wholly-owned bank subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

         Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from nine full-service banking offices located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net loss for the third quarter of 2008 was $(5,529,000) or $(0.78) per diluted share compared to net income of $1,181,000 or $0.16 per diluted share for the third quarter of 2007, a decrease of $6,710,000 or 568.2%. Net loss for the nine months ended September 30, 2008 was $(5,479,000) or $(0.77) per diluted share compared to net income of $3,650,000 or $0.52 per diluted share for the nine months ended September 30, 2007, a decrease of $9,129,000 or 250.1% Return on average equity for the nine months and three months ended September 30, 2008 was (14.96)% and (46.38)% respectively, compared to 10.23% and 9.64% respectively, for the nine months and three months ended September 30, 2007. Return on average assets for the nine and three months ended September 30, 2008 was (1.31)% and (3.97)% respectively, compared to 0.96% and 0.89% respectively, for the nine months and three months ended September 30, 2007. The decreases in the Company's net income, diluted earnings per share, return on average equity and return on average assets in the first nine months of 2008 are largely attributable to increased provisions for loan losses, and the other than temporary impairment write-down on FHLMC preferred stock discussed under "Balance Sheet Review - Securities."

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $552,000, or 11.5%, to $4,231,000 in the quarter ended September 30, 2008 compared to $4,783,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 net interest income before provision for loan losses decreased $1,410,000 or 9.9% to $12,858,000 compared to $14,268,000 for the nine months ended September 30, 2007. The Company's net interest margin for the three months and nine months ended September 30, 2008 was 3.26% and 3.30% respectively, compared to 3.81% and 4.00% for the three months and nine months ended September 30, 2007. The decrease in the Company's net interest income and its net interest margin is largely due to a decrease in market interest rates, which lowered yields on loans more than it lowered funding costs of interest bearing liabilities. The decrease was also attributable to lower fees on loans and an increase in the Company's non-performing assets.

         The Company's total interest income for the third quarter of 2008 was $7,848,000 compared to $9,193,000 for the third quarter of 2007, a decrease of $1,345,000, or 14.6%. Total interest income for the nine months ended September 30, 2008 was $24,675,000 compared to $26,369,000 for the nine months ended

September 30, 2007, a decrease of $1,694,000 or 6.4%. Interest and fees on loans, the largest component of total interest income, decreased $1,300,000 in the third quarter of 2008 to $6,742,000 compared to $8,042,000 for the third quarter of 2007, a decrease of 16.2%. Interest and fees on loans decreased $1,803,000 for the nine months ended September 30, 2008 to $21,198,000 compared to $23,001,000 for the nine months ended September 30, 2007, a decrease of 7.8%. The decreases in interest and fees on loans for the three-month and nine-month periods were due to lower market interest rates and an increase in non-performing assets, partially offset by higher outstanding loan balances. Interest on taxable securities, the second largest component of total interest income, decreased $36,000 in the third quarter of 2008 to $716,000 compared to $752,000 for the third quarter of 2007, a decrease of 4.8%. Interest on taxable securities increased $111,000 for the nine months ended September 30, 2008 to $2,315,000 compared to $2,204,000 for the nine months ended September 30, 2007, an increase of 5.0%.

         The Company's total interest expense for the third quarter of 2008 was $3,617,000 compared to $4,410,000 for the third quarter of 2007, a decrease of $793,000, or 18.0%. Total interest expense for the nine months ended September 30, 2008 was $11,817,000, compared to $12,101,000 for the nine months ended September 30, 2007, a decrease of $284,000 or 2.3%. Interest expense on deposits, the largest component of total interest expense, decreased by $580,000 in the third quarter of 2008 to $3,173,000 compared to $3,753,000 for the third quarter of 2007, a decrease of 15.5%. Interest on deposits decreased $501,000 for the nine months ended September 30, 2008 to $10,041,000 compared to $10,542,000 for the nine months ended September 30, 2007, a decrease of 4.8%. The decrease in interest expense on deposits is largely attributable to lower interest rates paid on these accounts, partially offset by higher balances. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the second largest component of total interest expense, decreased $173,000 or 33.1% to $350,000 for the three months ended September 30, 2008 compared to $523,000 for the three months ended September 30, 2007. The decrease is largely attributable to lower interest rates, partially offset by higher average balances on these accounts. Interest on notes payable to the FHLB increased $254,000 or 20.8% to $1,477,000 for the first nine months of 2008, compared to $1,223,000 for the first nine months of 2007. The increase is largely attributable to higher average balances in these accounts, partially offset by lower interest rates. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, decreased $40,000 or 30.0% to $94,000 in the third quarter of 2008 compared to $134,000 for the third quarter of 2007. Interest on federal funds purchased and securities sold under repurchase agreements decreased $37,000 or 11.0% to $299,000 in the first nine months of 2008 compared to $336,000 for the same period in 2007. The decrease in interest expense on federal funds purchased and securities sold under repurchase agreements is largely attributable to lower interest rates paid on these accounts.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended September 30, 2008 was $6,475,000 compared to $150,000 for the three months ended September 30, 2007, an increase of $6,325,000 or 4,416.7%. The provision for loan losses charged to operations for the nine months ended September 30, 2008 increased $8,435,000 or 1,874.4% to $8,885,000, compared to
$450,000 for the nine months ended September 30, 2007. The increases in the Company's provision for loan losses for the three-month and nine-month periods of 2008 are due to a substantial deterioration of credit quality in the Banks' loan portfolios. These estimates are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio and are reflective of the current economic environment in which the banks operate. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income decreased $2,929,000 or 316.6% to $(2,004,000) for the third quarter of 2008 compared to $925,000 for the third quarter of 2007. Non-interest income decreased $3,017,000 or 105.2% to $(149,000) for the first nine months of 2008 compared to $2,868,000 for the first nine months of 2007. The substantial decrease in non-interest income is primarily attributable to a $2,890,000 other-than-temporary impairment write-down on the Company's FHLMC Preferred Stock, which was recorded in the third quarter of 2008. The impairment came as the direct result of FHLMC, also known as "Freddie Mac," being forced into conservatorship by the United States Treasury in September 2008. There were no similar write-downs during 2007.

         Service fees on deposit accounts, the largest component of non-interest income, increased $25,000 or 5.3% to $492,000 for the third quarter of 2008 compared to $467,000 for the third quarter of 2007. Service fees on deposit accounts increased $71,000 or 5.3% to $1,409,000 for the first nine months of 2008 compared to $1,338,000 for the first nine months of 2007.

         Bank owned life insurance income increased $23,000 or 19.3% in the third quarter of 2008 to $142,000 compared to $119,000 for the third quarter of 2007, and increased $38,000 or 10.8% to $391,000 in the first nine months of 2008 compared to $353,000 in the first nine months of 2007. The increase in bank owned life insurance income is attributable to higher growth rates on the cash surrender values of these policies.

         Mortgage banking income decreased $31,000 or 28.2% to $79,000 in the third quarter for 2008 compared to $110,000 in the third quarter of 2007, and decreased $49,000 or 13.9% in the first nine months of 2008 to $303,000 compared to $352,000 for the first nine months of 2007. These decreases in the levels of mortgage banking income are largely due to the decline in residential mortgage loan originations at the Banks as a result of weaknesses in the real estate markets.

         Brokerage service income decreased from $64,000 in the third quarter of 2007 to $41,000 in the third quarter of 2008, a decrease of $23,000 or 35.9%, due to slower retail activity. Broker service income increased $11,000 or 7.5% to $158,000 in the first nine months of 2008 compared to $147,000 in the first nine months of 2007, somewhat attributable to a temporary disruption of service in the first quarter of 2007 that resulted from a change in broker-dealer affiliation.

         Customer service fees increased $4,000 or 17.4% to $27,000 in the third quarter of 2008 compared to $23,000 in the third quarter of 2007, and increased $11,000 or 11.6% in the first nine months of 2008 to $106,000 compared to $95,000 for the same period of 2007. These increases are largely attributable to the increase in certain fees charged for deposit services effective December 1, 2007.

         Other non-interest income increased $32,000 or 24.1% from $133,000 during the third quarter of 2007 to $165,000 for the third quarter of 2008, due primarily to an increase in interchange income of $27,000 or 24.8% from $109,000 during the third quarter of 2007 to $136,000 in the third quarter of 2008. Other non-interest income decreased $82,000 or 14.5% in the first nine months of 2008 to $485,000 compared to $567,000 in the first nine months of 2007. This decrease is largely attributable to a $169,000 gain on the sale of a portion of a parcel of land that was realized during the first quarter of 2007.

         There was a loss of $10,000 in the third quarter of 2008 on the sale of assets acquired in settlement of loans and a loss of $63,000 in the first nine months of 2008. This compares to a $9,000 gain on the sale of assets in the third quarter of 2007, and a gain of $16,000 in the first nine months of 2007.

         The Company recorded a $48,000 loss on the sale of securities available for sale in the first nine months of 2008 and a $50,000 loss on the sale of securities available for sale in the third quarter of 2008. There were no gains or losses realized on the sale of securities available for sale during the first nine months or the third quarter of 2007.

Non-interest Expense

         Total non-interest expense increased $365,000, or 9.2%, to $4,318,000 for the third quarter of 2008 from $3,953,000 for the third quarter of 2007. Total non-interest expense increased $986,000, or 8.4%, to $12,669,000 for the first nine months of 2008 from $11,683,000 for the first nine months of 2007. Salaries and benefits, the largest component of non-interest expense, increased $117,000, or 5.0%, to $2,452,000 for the third quarter of 2008 from $2,335,000 for the third quarter of 2007. Salaries and benefits increased $263,000, or 3.8%, to $7,234,000 for the first nine months of 2008 from $6,971,000 for the first nine months of 2007.

         Occupancy and furniture and equipment expenses increased $23,000, or 4.1%, to $588,000 in the third quarter of 2008 compared to $565,000 in the third quarter of 2007. Occupancy and furniture and equipment expenses increased $120,000, or 7.4%, to $1,743,000 in the first nine months of 2008 compared to $1,623,000 in the first nine months of 2007. The increase is largely due to the opening of two new full-service banking facilities in the fourth quarter of 2007 by The Peoples National Bank.

         Marketing and advertising expense decreased $5,000 or 5.0% from $100,000 in the third quarter of 2007 to $95,000 during the same period in 2008, and increased $23,000 or 7.3% to $339,000 for the first nine months of 2008 compared to $316,000 for the first nine months of 2007, primarily due to advertising for the two new offices of The Peoples National Bank and the introduction of a new checking account product.

         Bank paid loan costs increased $64,000 or 142.2% to $109,000 in the third quarter of 2008 compared to $45,000 in the third quarter 2007. Bank paid loan costs increased $197,000 or 142.8% to $335,000 for the first nine months of 2008 compared to $138,000 for the first nine months of 2007. Of this increase, $81,000 is associated with the repossession of collateral for defaulted real estate loans, and $77,000 of this increase is attributable to the write-down to its current market value of an asset acquired in settlement of a loan.

         Legal and professional fees increased $57,000 or 54.3% to $162,000 for the third quarter of 2008 compared to $105,000 for the third quarter of 2007. Legal and professional fees increased $107,000 or 38.4% from $279,000 for the first nine months of 2007 to $386,000 for the first nine months of 2008. The increase in legal and professional fees is primarily due to collection efforts on certain loans in default.

         Regulatory assessments increased $46,000 or 59.0% from $78,000 for the third quarter of 2007 to $124,000 for the third quarter of 2008. Regulatory assessments increased $123,000 or 65.8% to $310,000 for the first nine months of 2008 compared to $187,000 for the first nine months of 2007. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks. The FDIC changed its assessment calculation process effective January 1, 2007. Eligible insured depository institutions were granted a one-time assessment credit. Of the Company's three Banks, only The Peoples National Bank was granted a one-time credit of approximately $112,000. This credit was exhausted during the first quarter of 2008, contributing to the higher expense going forward.

         Other post-employment benefits expense increased $18,000 or 27.7% from $65,000 in the third quarter of 2007 to $83,000 during the same period in 2008, and increased $64,000 or 33.0% to $258,000 for the first nine months of 2008 compared to $194,000 for the first nine months of 2007. These increases are primarily due to an increase in the cost of the Company CEO's retirement package.

         All other operating expenses were $705,000 in the third quarter of 2008 compared to $660,000 for the third quarter of 2007, an increase of $45,000 or 6.8%. All other operating expenses were $2,064,000 in the first nine months of 2008 compared to $1,975,000 for the first nine months of 2007, an increase of $89,000 or 4.5%.

Income Taxes

         The provision for income taxes decreased $3,462,000 or 816.5% to a benefit of $(3,038,000) for the third quarter of 2008 compared to a provision of $424,000 for the third quarter of 2007. The provision for income taxes decreased $4,720,000 or 348.8% to a benefit of $(3,367,000) for the first nine months of 2008 compared to a provision of $1,353,000 for the first nine months of 2007. The decrease in the provision for income taxes is primarily attributable to the decrease in income. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, tax-exempt income, and a comparison of prior period estimates to actual income taxes.


BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 80.0% of total earning assets. As of September 30, 2008, the Company held total gross loans outstanding of $407,328,000 a decrease of $11,670,000, or 2.9%, from $418,998,000 in total gross loans outstanding at December 31, 2007 and an increase of $6,851,000, or 1.7%, from $400,477,000 in total gross loans outstanding at September 30, 2007.

Loan Portfolio Composition
(Dollars in Thousands)

                                                                                             September 30,              December 31,
                                                                                             -------------              ------------
                                                                                         2008              2007              2007
                                                                                         ----              ----              ----
                                                                                     (Unaudited)                          (Audited)

Commercial and Industrial - not secured by real estate ....................           $ 47,278           $ 44,034           $ 47,885
Commercial and Industrial - secured by real estate ........................            114,002            107,112            107,531
Residential real estate - mortgage ........................................            117,275            103,182            108,161
Residential real estate - construction ....................................            114,974            131,224            138,926
Consumer loans ............................................................             13,799             14,925             16,495
                                                                                      --------           --------           --------
     Gross Loans ..........................................................           $407,328           $400,477           $418,998
                                                                                      ========           ========           ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the nine months and three months ended September 30, 2008 was 6.73% and 6.47% respectively, compared to 8.17% and 8.13% for the nine months and three months ended September 30, 2007. The Federal Reserve decreased the federal funds target rate by 100 basis points during the fourth quarter of 2007 and another 250 basis points during the first nine months of 2008. A large portion of the Company's adjustable-rate loans, which constitute approximately 38.8% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

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

         The Company's commercial lending activity is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2008, approximately $9,385,000, or 19.5%, of commercial loans were unsecured.

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

Allowance for Loan Losses

         The allowance for loan losses at September 30, 2008 was $7,636,000, or 1.87% of loans outstanding, compared to $4,310,000, or 1.03% of loans outstanding, at December 31, 2007, and to $3,994,000, or 1.00% of loans outstanding, at September 30, 2007. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past-due loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of all borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         At September 30, 2008 the Company had $16,752,000 in non-accruing loans, $406,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $2,038,000 in Other Real Estate Owned. This compares to $7,505,000 in non-accruing loans, $412,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $1,023,000 in other real estate owned at December 31, 2007. At September 30, 2007 the Company had $1,436,000 in non-accruing loans, $416,000 in restructured loans, no loans more than ninety days past due and still accruing interest, and $712,000 in Other Real Estate Owned. The substantial increase in non-accruing loans from September 30, 2007 to September 30, 2008 is due to the overall downturn in the residential construction and residential development markets. The non-performing loans are primarily secured by residential real estate consisting of 1- to 4-family homes and development lots. The Company's non-performing loans at September 30, 2008 consisted of $15,387,000 in mortgage loans, $1,316,000 in commercial loans and $49,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate owned were 4.59%, 2.02%, and 0.64% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

         Net charge-offs during the nine months ended September 30, 2008 were $5,559,000 compared to net charge-offs of $660,000 for the year ended December 31, 2007 and net charge-offs of $562,000 for the nine months ended September 30, 2007. The allowance for loan losses as a percentage of non-performing loans was 71%, 54%, and 216% as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

         Real estate activity in the Company's market area is exhibiting the weaknesses that have plagued other markets for over a year, which has resulted in the higher amounts of distressed assets discussed above. Management continues to closely monitor the levels of non-performing and potential problem loans and will work to address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. With increases in the overall level of non-performing and potential problem loans, management increases the provision and allowance for loan losses, which in turn decreases net income. Management believes further deterioration of economic conditions in the Company's market areas is possible in the short-term, especially with respect to real estate related activities and real property values. Consequently, Management expects that further increases in provision for loan losses may be needed in the future.

         The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had impaired loans of approximately $13,820,000 at September 30, 2008 and $2,024,000 at December 31, 2007, all of which were included in non-accruing loans. There were no impaired loans at September 30, 2007.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2008 securities totaled $92,020,000, which represents 17.9% of total earning assets. Securities decreased $10,673,000, or 10.4%, from $102,693,000 invested as of December 31, 2007, and decreased $4,842,000, or 5.0%, from $96,862,000 invested as of September 30, 2007. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At September 30, 2008 the Company's total investments classified as available for sale had an amortized cost of $74,733,000 and a market value of $75,665,000 for an unrealized gain of $932,000. This compares to an amortized cost of $83,608,000 and a market value of $84,796,000 for an unrealized gain of $1,188,000 on the Company's investments classified as available for sale at December 31, 2007. At September 30, 2007 the Company's total investments classified as available for sale had an amortized cost of $80,629,000 and a market value of $80,397,000 for an unrealized loss of $232,000. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are generally not considered impaired on an other-than-temporary basis.

         The Company incurred a write-down of $2,890,000 for the other-than-temporary impairment of 120,000 shares of preferred stock in the Federal Home Loan Mortgage Corporation ("FHLMC"). The impairment came as the direct result of the FHLMC, also known as "Freddie Mac," being forced into conservatorship by the United States Treasury in September 2008. There were no similar write-downs during 2007. These shares are currently held in the Company's trading account at a market value of $192,000, and they represent the only asset in the Company's trading account.

Other Real Estate Owned

         The Company's other real estate owned acquired in settlement of loans was $2,038,000 at September 30, 2008, an increase of $1,015,000, or 99.2%, from the $1,023,000 held at December 31, 2007 and an increase of $1,326,000, or 186.2% from the $712,000 held at September 30, 2007. In 2008 properties from four loan relationships totaling $1,861,000 were taken into possession; seven properties totaling $769,000 were sold; and values of two properties were written down by $77,000.


Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $11,690,000 at September 30, 2008, an increase of $340,000, or 3.0%, from the $11,350,000 held at December 31, 2007 and an increase of $448,000, or 4.0%, from the $11,242,000 held at September 30, 2007. The increase in cash surrender value life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $12,681,000, or 120.5%, to $23,205,000 at September 30, 2008 from $10,524,000 at December 31,
2007,  and increased  $8,621,000,  or 59.1%,  from  $14,584,000 at September 30,
2007. The substantial swings in the level of cash and cash equivalents are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits increased $25,901,000, or 6.2%, to $443,522,000 at September 30, 2008 from $417,621,000 at December 31, 2007 and grew $18,755,000, or 4.4%, from $424,767,000 at September 30, 2007. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the nine months ended September 30, 2008, interest-bearing deposits averaged $381,443,000 compared to $352,765,000 for the same period of 2007. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2008, brokered deposits totaled $71,246,000, compared to $28,087,000 and $32,656,000 in brokered deposits at December 31, 2007 and September 30, 2007, respectively. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 3.51% during the nine months ended September 30, 2008 compared to 4.00% for the same period of 2007 and 4.02% for the twelve months ended December 31, 2007. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2008, interest-bearing deposits comprised 89.9% of total deposits compared to 87.1% at December 31, 2007 and 88.0% at September 30, 2007.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 69% at September 30, 2008, 77% at December 31, 2007 and 78% at September 30, 2007. Time deposits of $100,000 or more represented 31.4% of total deposits at September 30, 2008, 23.7% at December 31, 2007 and 23.4% at September 30, 2007. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, and both short-term and long-term advances from the Federal Home Loan Bank ("FHLB"). At September 30, 2008 short-term borrowings totaled $59,475,000 and were comprised of $34,000,000 in short-term advances from the FHLB and $25,475,000 in securities sold under repurchase agreements. At December 31, 2007 short-term borrowings totaled $85,353,000 and were comprised of $429,000 in federal funds purchased, $65,100,000 in short-term advances from the FHLB and $19,824,000 in securities sold under repurchase agreements. September 30, 2007 short-term borrowings totaled $58,837,000 and were comprised of $358,000 in federal funds purchased, $36,000,000 in short-term advances from the FHLB and $22,479,000 in securities sold under repurchase agreements. Short-term borrowings are used primarily for the immediate cash needs of the Company.


LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2008, The Peoples National Bank had total borrowing capacity from the FHLB equal to $70,270,000, and the unused portion of this line of credit was $43,270,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $28,270,000, and the unused portion of this line of credit was $21,270,000 at September 30, 2008. Seneca National Bank had established secured lines of credit with the FHLB at September 30, 2008 of $6,680,000, all of which was unused. At September 30, 2008, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $37,000,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends paid to the parent company by the Banks.

         During the first nine months of 2008, the Company made capital expenditures of approximately $650,000. These expenditures were related to the construction and furnishing of a full-service retail banking office in Greenville, SC for The Peoples National Bank, the purchase of three vehicles, the purchase of some electronic data processing equipment, and other lesser expenditures in the normal course of business.

         Although Company management currently believes its liquidity sources are adequate to meet its operating needs, there can be no assurance that the Company will not experience liquidity pressure if the recent government programs implemented to address the national liquidity crisis are not successful.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At September 30, 2008, the Banks had issued commitments to extend credit of $88,266,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2,917,000 at September 30, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

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

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2008:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                         Well               Adequately
                                                                     Capitalized           Capitalized
                                               Actual                Requirement           Requirement
                                               ------                -----------           -----------
                                          Amount   Ratio          Amount       Ratio      Amount    Ratio
                                          ------   -----          ------       -----      ------    -----
Company:
Total Risk-based Capital ..........  $    48,304    11.15%         N/A         N/A    $   34,658     8.00%
Tier 1 Risk-based Capital .........       42,889     9.90          N/A         N/A        17,329     4.00
Leverage Ratio ....................       42,889     7.69          N/A         N/A        22,309     4.00

The Peoples National Bank:
Total Risk-based Capital ..........  $    29,345    10.17%    $   28,854    10.00%    $   23,084     8.00%
Tier 1 Risk-based Capital .........       25,636     8.88         17,322     6.00         11,548     4.00
Leverage Ratio ....................       25,636     7.34         17,463     5.00         13,971     4.00

Bank of Anderson, N. A.:
Total Risk-based Capital ..........  $    12,440    13.27%    $    9,375    10.00%    $    7,500     8.00%
Tier 1 Risk-based Capital .........       11,268    12.02          5,625     6.00          3,750     4.00
Leverage Ratio ....................       11,268     7.96          7,078     5.00          5,662     4.00

Seneca National Bank:
Total Risk-based Capital ..........  $     5,763    11.39%    $    5,060    10.00%    $    4,048     8.00%
Tier 1 Risk-based Capital .........        5,205    10.29          3,035     6.00          2,023     4.00
Leverage Ratio ....................        5,205     7.50          3,470     5.00          2,776     4.00

         The Company has a line of credit with another bank in the amount of $15,000,000 which is available for the purpose of supplying additional capital if needed for the Company's three subsidiary banks. The line of credit is secured by all of the common stock of the Company's banks and was implemented on October 1, 2008. Management views this line of credit as a prudent safeguard against uncertain economic conditions. The Company is also exploring the possibility of selling preferred stock to the U. S. Treasury pursuant to a program established under the Emergency Economic Stabilization Act of 2008. The amount that would be raised by such a sale would be between 1% and 3% of its risk-based assets.


<

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

         In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company's financial position, result of operation or cash flows.

         FSP SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees; An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS No. 133 to require sellers of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

         The staff position also amends FIN 45 to require disclosure of the current status of the payment / performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

         FSP SFAS 133-1 and FIN 45 clarifies the effective date of SFAS No. 161 such that required disclosures should be provided for any reporting period (annual or quarterly) beginning after November 15, 2008. The adoption of this

Staff Position will have no material effect on the Company's financial position, results of operation or cash flows.

         The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The press release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment; the length of time and extent to which the market value has been less that cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

         On October 10, 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, Fair Value Measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

         The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

         Assets and Liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

                                                          Quoted market price       Significant other       Significant unobservable
                                                           in active markets        observable inputs                inputs
                                                                (Level 1)                (Level 2)                  (Level 3)
                                                                ---------                ---------                  ---------
Available for sale
  investment securities ...........................           $75,238,000               $   618,000               $           -

Impaired loans ....................................                     -                13,820,000                           -
                                                              -----------               -----------               -------------
Total .............................................           $75,238,000               $14,438,000               $           -
                                                              ===========               ===========               =============


         The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

         The Company is predominantly a cash-flow based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $13,820,000.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of September 30, 2008 the Company was positioned so that net interest income would increase $660,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $728,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

         The following are additional risk factors for the Company, to be read in conjunction with Item 1A, "Risk Factors - Risks Related to Our Industry" in the Company's Form 10-K for the year ended December 31, 2007.

          1. There can be no assurance that recent government actions will help stabilize the U.S. financial system.

         In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

          2.   Current levels of market volatility are unprecedented.

         Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

          3. The soundness of other financial institutions could adversely affect us.

         Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

          4. Current market developments may adversely affect our industry, business and results of operations.

         Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

Item 6.       Exhibits

              Exhibits.

31.1     Rule 13a-14(a)/15d-14(a) Certifications
31.2     Rule 13a-14(a)/15d-14(a) Certifications
32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEOPLES BANCORPORATION, INC.


Dated:  November 14, 2008                   By:    /s/ R. Riggie Ridgeway
                                                 ------------------------
                                                   R. Riggie Ridgeway
                                                   Chief Executive Officer


Dated:  November 14, 2008                   By:   /s/ Robert E. Dye, Jr.
                                                ------------------------
                                                   Robert E. Dye, Jr.
                                                   Senior Vice President and CFO
                                                   (principal financial officer)

                                  Exhibit Index

Exhibit No.                 Description of Exhibit

31.1                       Rule 13a-14(a) / 15d-14(a) Certifications
31.2                       Rule 13a-14(a) / 15d-14(a) Certifications
32                         Section 1350 Certifications