Form 10-K
period 2008-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2009-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large  accelerated  filer [ ]                     Accelerated  filer [ ]
 Non-accelerated  filer [ ]                       Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,592,334 shares) on June 30, 2008, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $32,586,000. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,813,264 shares) on March 13, 2009 was approximately $12,081,000. For the purpose of this determination, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 13, 2009: 7,070,139 shares of $1.11 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders - Part III

                        CAUTIONARY NOTICE WITH RESPECT TO
                           FORWARD-LOOKING STATEMENTS

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

          All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

          These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors about the safety of their deposits;
          o    ability to weather the current economic downturn;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in accounting policies, rules and practices;
          o cost and difficulty of implementing changes in technology or products;
          o    loss of consumer or investor confidence;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                                     PART I

ITEM 1.           BUSINESS

The Company

         Peoples Bancorporation, Inc. (the "Company") was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Peoples National Bank, Easley, South Carolina. The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank. In 2000 the Company elected to become a financial holding company, but it did not engage in any activities permitted to financial holding companies, other than those that are also permissible for bank holding companies. During the fourth quarter of 2008, the Company elected to change its status as a financial holding company back to that of a bank holding company. The Company has three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

         The Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from nine banking offices located in the Upstate Area of South Carolina.

         The principal offices of the Company are located at 1818 East Main Street, Easley, South Carolina 29640. The Company's telephone number is (864) 859-2265. The principal office of The Peoples National Bank is located at 1800 East Main Street, Easley, South Carolina 29640. The principal office of Bank of Anderson, National Association is located at 201 East Greenville Street, Anderson, South Carolina 29621, and the principal office of Seneca National Bank is located at 201 Highway 123 Bypass, Seneca, South Carolina 29678.

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

Territory Served and Competition

         The Peoples National Bank serves its customers from six locations; two offices in the city of Easley and one office in the city of Pickens, South Carolina, which are located in Pickens County; one office in the unincorporated community of Powdersville, South Carolina, which is located in the northeast section of Anderson County; and two offices in the city of Greenville, South Carolina, which is located in Greenville County. Easley, South Carolina is located approximately 10 miles west of Greenville, South Carolina. Pickens, South Carolina is located approximately 8 miles north of Easley, and Powdersville, South Carolina is located approximately 12 miles southeast of Easley.

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

         Each subsidiary of the Company is a separately chartered bank, and therefore each bank is responsible for developing and maintaining its own customers and accounts. Located in Easley, South Carolina, The Peoples National Bank's customer base is primarily derived from Greenville and Pickens County, South Carolina and the northeast section of Anderson County, South Carolina. Bank of Anderson's primary service area is Anderson County, South Carolina, and more particularly the City of Anderson. Seneca National Bank derives most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina.

         The Banks compete with several large national banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty (30) competitor bank offices, two (2) savings institution, and two (2) credit union offices. In Anderson County there are sixty-three (63) competitor bank offices, two (2) savings institutions, and five (5) credit union offices. In Oconee
County, there are nineteen (19) competitor bank offices, six (6) savings institution offices, and one (1) credit union office. In Greenville County there are one hundred fifty-eight (158) competitor bank offices, nine (9) savings institution offices, and nine (9) credit union offices. The Peoples National Bank had approximately 12.2% of the deposits of FDIC-insured institutions in Pickens County and 0.2% in Greenville County. The Peoples National Bank and Bank of Anderson, combined, had approximately 6.7% of the deposits of FDIC-insured institutions in Anderson County. Seneca National Bank had approximately 6.8% of the deposits of FDIC-insured institutions in Oconee County. The foregoing information is as of June 30, 2008, the most recent date for which such information is available from the FDIC.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2008, 2007 and 2006. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                      AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                             (dollars in thousands)
                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                              2008                    2007                    2006
                                                                              ----                    ----                    ----
Assets
Cash and Due from Banks ......................................              $   9,852               $  10,846              $  11,038

Taxable Securities ...........................................                 57,918                  57,467                 65,455
Tax-Exempt Securities ........................................                 38,968                  38,106                 20,529
Federal Funds Sold ...........................................                  3,791                   2,381                  4,256
Gross Loans ..................................................                416,161                 384,691                369,666
Less:  Loan Loss Reserve .....................................                  5,937                   4,073                  4,036
                                                                            ---------               ---------              ---------
Net Loans ....................................................                410,224                 380,618                365,630
                                                                            ---------               ---------              ---------

Other Assets .................................................                 32,953                  29,476                 26,311
                                                                            ---------               ---------              ---------
Total Assets .................................................              $ 553,706               $ 518,894              $ 493,219
                                                                            =========               =========              =========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits .................................              $  46,778               $  51,760              $  55,660
Interest-bearing Deposits:
    Interest Checking ........................................                 64,239                  58,207                 54,712
    Savings Deposits .........................................                  9,119                   8,849                 10,560
    Money Market .............................................                 29,421                  25,608                 36,367
    Certificates of Deposit ..................................                252,641                 233,310                206,728
    Individual Retirement Accounts ...........................                 30,004                  29,620                 28,786
                                                                            ---------               ---------              ---------
Total Interest-bearing Deposits ..............................                385,424                 355,594                337,153
                                                                            ---------               ---------              ---------

Short-term Borrowings ........................................                 69,127                  55,034                 47,384
Notes Payable - Other ........................................                  1,846                   2,342                  5,000
Other Liabilities ............................................                  3,561                   6,038                  3,838
                                                                            ---------               ---------              ---------
    Total Liabilities ........................................                506,736                 470,768                449,035
                                                                            ---------               ---------              ---------

Common Stock .................................................                  7,839                   7,476                  7,004
Additional Paid-in Capital ...................................                 41,680                  38,988                 35,205
Retained Earnings (Deficit) ..................................                 (2,549)                  1,662                  1,975
                                                                            ---------               ---------              ---------
    Total Shareholders' Equity ...............................                 46,970                  48,126                 44,184
                                                                            ---------               ---------              ---------

Total Liabilities and Shareholders'
Equity .......................................................              $ 553,706               $ 518,894              $ 493,219
                                                                            =========               =========              =========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2008 and 2007 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                                    Year Ended December 31, 2008
                                                                                       (dollars in thousands)
                                                                         Average               Interest                  Average
Assets                                                                   Amount              Earned/Paid                Yield/Rate
                                                                         ------              -----------                ----------

Securities - Taxable ..........................................        $ 57,918                $  3,017                    5.21%
             Tax-Exempt .......................................          38,968                   1,502                    5.84%(1)

Interest-bearing Deposits at Other Banks ......................             668                      33                    4.49%

Federal Funds Sold ............................................           3,791                      61                    1.61%

Gross Loans (2) ...............................................         416,161                  27,188                    6.53%
                                                                       --------               ---------

    Total Earning Assets ......................................        $517,506                $ 31,801                    6.29%(1)
                                                                       ========               =========

Liabilities

Interest Checking .............................................        $ 64,239                $    761                    1.18%
Savings Deposits ..............................................           9,119                      40                    0.44%
Money Market ..................................................          29,421                     731                    2.48%
Certificates of Deposit .......................................         252,641                  10,298                    4.08%
Individual Retirement Accounts ................................          30,004                   1,283                    4.28%
                                                                       --------               ---------
                                                                        385,424                  13,113

Short-term Borrowings .........................................          69,127                   1,949                    2.82%
Long-term Borrowings ..........................................           1,846                     105                    5.69%
                                                                       --------               ---------

    Total Interest-bearing Liabilities ........................        $456,397                $ 15,167                    3.32%
                                                                       ========               =========

Excess of Interest-earning Assets
  over Interest-bearing Liabilities ...........................        $ 61,109
                                                                      =========
Net Interest Income ...........................................                                $ 16,634
                                                                                              =========
Interest Rate Spread ..........................................                                                            2.97%(1)
Net Yield on Earning Assets (3) ...............................                                                            3.36%(1)


(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest income by total interest-earning assets.

                                                                                     Year Ended December 31, 2007
                                                                                        (dollars in thousands)
                                                                           Average              Interest                 Average
Assets                                                                     Amount             Earned/Paid              Yield/Rate
                                                                           ------             -----------              ----------

Securities - Taxable ..........................................         $ 57,467                $  2,994                    5.21%
             Tax-Exempt .......................................           38,106                   1,422                    5.65%(1)

Interest-bearing Deposits at Other Banks ......................              781                      43                    5.51%

Federal Funds Sold ............................................            2,381                     128                    5.38%

Gross Loans (2) ...............................................          384,691                  30,959                    8.05%
                                                                        --------               ---------

    Total Earning Assets ......................................         $483,426                $ 35,546                    7.50%(1)
                                                                        ========               =========

Liabilities
Interest Checking .............................................         $ 58,207                $    739                    1.27%
Savings Deposits ..............................................            8,849                      39                    0.44%
Money Market ..................................................           25,608                     608                    2.37%
Certificates of Deposit .......................................          233,310                  11,537                    4.94%
Individual Retirement Accounts ................................           29,620                   1,385                    4.68%
                                                                        --------               ---------
                                                                         355,594                  14,308

Short-term Borrowings .........................................           55,034                   2,201                    4.00%
Long-term Borrowings ..........................................            2,342                     113                    4.82%
                                                                        --------               ---------

    Total Interest-bearing Liabilities ........................         $412,970                $ 16,622                    4.02%
                                                                        ========               =========

Excess of Interest-earning Assets
  over Interest-bearing Liabilities ...........................         $ 70,456
                                                                       =========
Net Interest Income ...........................................                                 $ 18,924
                                                                                               =========
Interest Rate Spread ..........................................                                                             3.49%(1)
Net Yield on Earning Assets (3) ...............................                                                             4.07%(1)


(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest income by total interest-earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown in the tables below. The effect of a change in volume has been determined by applying the average rate in the two periods to the change in average balances between the two periods. The effect of a change in rate has been determined by applying the average balance of the two periods to the change in the average rate between the two periods.

                                                                                            Year Ended December 31,
                                                                                             2008 compared to 2007
                                                                                             (dollars in thousands)

                                                                              Change in              Change in              Total
                                                                               Volume                  Rate                 Change
                                                                               ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $    28                $   (15)               $    13
     Tax-Exempt (1) ...........................................                    33                     47                     80
Federal Funds Sold ............................................                    49                   (116)                   (67)
Gross Loans (2) ...............................................                 2,294                 (6,065)                (3,771)
                                                                              -------                -------                -------

Total Interest Income .........................................                 2,404                 (6,149)                (3,745)
                                                                              -------                -------                -------

Interest paid on:
Interest Checking .............................................                    74                    (52)                    22
Savings Deposits ..............................................                     1                      -                      1
Money Market ..................................................                    93                     30                    123
Certificates of Deposit .......................................                   872                 (2,111)                (1,239)
Individual Retirement Accounts ................................                    17                   (119)                  (102)
                                                                              -------                -------                -------
                                                                                1,057                 (2,252)                (1,195)
Short-term Borrowings .........................................                   480                   (732)                  (252)
Notes Payable - Other .........................................                   (26)                    18                     (8)
                                                                              -------                -------                -------

Total Interest Expense ........................................                 1,511                 (2,966)                (1,455)
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $   893                $(3,183)               $(2,290)
                                                                              =======                =======                =======

(1) Tax-exempt income is shown on an actual, rather than, taxable equivalent basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

         As reflected in the table above, less interest was earned during 2008 compared to 2007 due to lower rates and was partially offset by increased volume of loans and other earning assets. Interest expense was also lower in 2008 compared to 2007 due to lower rates and was partially offset by increased volume of deposits and other interest-bearing liabilities. The net effect of these differences was an overall decrease in the Company's net interest income.

                                                                                           Year Ended December 31,
                                                                                            2007 compared to 2006
                                                                                            (dollars in thousands)

                                                                            Change in              Change in               Total
                                                                              Volume                  Rate                 Change
                                                                              ------                  ----                 ------

Interest earned on:
Securities
     Taxable ..................................................               $  (239)               $   816                $   577
     Tax-Exempt (1) ...........................................                   650                     72                    722
Federal Funds Sold ............................................                  (101)                   (13)                  (114)
Gross Loans (2) ...............................................                 1,185                  1,198                  2,383
                                                                              -------                -------                -------

Total Interest Income .........................................                 1,495                  2,073                  3,568
                                                                              -------                -------                -------

Interest paid on:
Interest Checking .............................................                    22                    399                    421
Savings Deposits ..............................................                    (3)                     4                      1
Money Market ..................................................                  (393)                   294                    (99)
Certificates of Deposit .......................................                 1,177                  1,880                  3,057
Individual Retirement Accounts ................................                    35                    181                    216
                                                                              -------                -------                -------
                                                                                  838                  2,758                  3,596
Short-term Borrowings .........................................                   291                    225                    516
Long-term Borrowings ..........................................                  (131)                     -                   (131)
                                                                              -------                -------                -------

Total Interest Expense ........................................                   998                  2,983                  3,981
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $   497                $  (910)               $  (413)
                                                                              =======                =======                =======

(1) Tax-exempt income is shown on an actual, rather than, taxable equivalent basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

         As reflected in the table above, most of the decrease in net interest income of $413,000 during 2007 was due to the change in rates. The $3,568,000 increase in interest income was related to the change in volume and change in rates in the loan portfolio. Substantially all the $3,981,000 increase in interest expense was related to rate increases on deposits, combined with the volume increase on certificates of deposit.

LOAN PORTFOLIO

         The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment, and real estate loans.

Types of Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 2008 approximately $8,841,000, or 5.7% of commercial loans, were unsecured compared to approximately $9,510,000 or 6.1% at December 31, 2007.

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

Distribution and Maturities of Loan Portfolio

         Management believes the loan portfolio is adequately diversified. The largest component of the loan portfolio continues to be secured by real estate, including certain commercial and industrial loans secured by real estate, mortgage loans, and construction loans. These loans represent $340,679,000 or 85.4% of total loans at December 31, 2008, compared to $354,618,000 or 84.6% at December 31, 2007. There are no foreign loans and few if any agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at year-end for 2008, 2007, 2006, 2005 and 2004.

Loan Portfolio Composition
(dollars in thousands)                                                                      December 31,
                                                                                            ------------
                                                                   2008           2007           2006           2005          2004
                                                                   ----           ----           ----           ----          ----
Commercial and industrial - not secured by real estate ..       $ 43,451       $ 47,885       $ 38,505       $ 39,669       $ 39,723
Commercial and industrial - secured by real estate ......        111,844        107,531         90,298         90,186         95,965
Real estate - mortgage ..................................        124,445        108,161         97,835        107,398        105,580
Real estate - construction ..............................        104,390        138,926        117,465        121,048         63,380
Consumer loans ..........................................         14,581         16,495         13,978         19,194         21,255
                                                                --------       --------       --------       --------       --------
Loans held for investment ...............................        398,711        418,998        358,081        377,495        325,903
 Less:  Allowance for loan losses .......................          9,217          4,310          4,070          3,854          3,691
                                                                --------       --------       --------       --------       --------
Net Loans ...............................................       $389,494       $414,688       $354,011       $373,641       $322,212
                                                                ========       ========       ========       ========       ========

                                                                                 Percentage of Loans Held for Investment
                                                                 2008          2007            2006           2005           2004
                                                                 ----          ----            ----           ----           ----
Commercial and industrial - not secured by real estate...       10.90%         11.43%         10.75%         10.51%         12.18%
Commercial  and  industrial  - secured by real estate....       28.05%         25.66%         25.22%         23.89%         29.45%
Real estate - mortgage ..................................       31.21%         25.81%         27.33%         28.45%         32.40%
Real estate - construction ..............................       26.18%         33.16%         32.80%         32.07%         19.45%
Consumer loans ..........................................        3.66%          3.94%          3.90%          5.08%          6.52%
                                                               ------         ------         ------         ------         ------
     Total ..............................................      100.00%        100.00%        100.00%        100.00%        100.00%
                                                               ======         ======         ======         ======         ======

         The following is a presentation of an analysis of maturities of loans as of December 31, 2008:

                                                         Loan Maturity and Interest Sensitivity
                                                                 (dollars in thousands)

                                                            Due After 1
                                         Due in 1           Year up to            Due after
Type of Loans                          Year or less           5 years              5 years              Total
-------------                          ------------           -------              -------              -----

Commercial and Industrial .........   $       22,025      $       19,332       $        2,094       $       43,451
Real Estate .......................          140,733             148,820               51,126              340,679
Consumer Loans ....................            6,082               8,078                  421               14,581
                                      --------------      --------------       --------------       --------------
    Total .........................   $      168,840      $      176,230       $       53,641       $      398,711
                                      ==============      ==============       ==============       ==============

All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2008, the amount of loans due after one year with predetermined interest rates totaled approximately $124,708,000, while the amount of loans due after one year with variable or floating interest rates totaled approximately $105,163,000.

Non-Performing Loans and Real Estate Acquired in Settlement of Loans

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                         December 31,
                                                         ------------
                                                    (dollars in thousands)

Non-performing Assets                  2008           2007           2006           2005           2004
                                       ----           ----           ----           ----           ----
Non-performing loans:
  Non-accrual loans ...............  $   16,950     $    7,505     $      993     $    1,206     $      670
  Past due 90 days or more ........           -              -              -             10            838
  Other restructured loans ........         477            412            421            922              -
                                     ----------     ----------     ----------     ----------     ----------
Total non-performing loans ........      17,427          7,917          1,414          2,138          1,508
Real estate acquired in
  settlement of loans .............       5,428          1,023            271          2,007            756
                                     ----------     ----------     ----------     ----------     ----------
Total non-performing assets .......  $   22,855     $    8,940     $    1,685     $    4,145     $    2,264
                                     ==========     ==========     ==========     ==========     ==========
Non performing assets as a
  percentage of loans and
  real estate acquired in
  settlement of loans .............        5.66%          2.13%          0.47%          1.09%          0.69%
Allowance for loan losses as
  a percentage of non-
  performing loans ................          53%            54%           288%           180%           245%

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

         With respect to the loans accounted for on a non-accrual basis and restructured loans, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $753,000 for the year ended December 31, 2008. The interest on those loans that was included in net income for 2008 amounts to $132,000.

         At December 31, 2008 there was $16,950,000 of non-accruing loans. The overall increase in non-accruing loans is primarily due to deterioration in the residential real estate market. For some of these non-accruing loans, management does not currently expect any loss of principal. Where principal losses are expected, these loans have already been written down by the expected amount of the loss. Furthermore, management believes that the Company's allowance for loan losses is adequate to absorb any unidentified potential losses. 99.5% of the Company's non-accruing loans are secured by real estate.

Potential Problem Loans

         As of December 31, 2008, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Impaired Loans

         The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Under SFAS No. 114, a loan is also impaired when its original terms are modified in a troubled debt restructuring. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. The Company complies with the provisions of SFAS No. 114, as necessary, when determining the adequacy of the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries on any amounts previously charged off. Impaired loans totaled approximately $16,671,000 at December 31, 2008 and $2,024,000 at December 31, 2007. See also
Item 8 - Financial Statements and Supplementary Data - Note 1 - "Summary of Significant Accounting Policies and Activities - Allowance for Loan Losses."

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

         At December 31, 2008, the allowance for loan losses was $9,217,000, or 2.31% of gross outstanding loans, compared to $4,310,000, or 1.03% of gross outstanding loans at December 31, 2007. During 2008, the Company experienced net charge-offs of $8,913,000, or 2.14% of average loans, compared to net charge-offs of $660,000, or 0.17% of average loans during 2007. Consumer loan net charge-offs were $63,000 in 2008 compared to net recoveries of $75,000 in 2007. Commercial loan net charge-offs were $1,318,000 in 2008 compared to net charge-offs of $290,000 in 2007. Mortgage loan net charge-offs were $7,532,000 in 2008 compared to net charge-offs of $295,000 in 2007.

         The Company's provision for loan losses was $13,820,000 in 2008 compared to $900,000 in 2007.

         Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. When increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management tends to adjust the methodology for determining the allowance for loan losses, which results in increases the provision and allowance for loan losses. This typically decreases net income.

         The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

Analysis of the Allowance for Loan Losses
(dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                   2008           2007           2006           2005          2004
                                                                   ----           ----           ----           ----          ----
Balance at beginning of year ..............................      $ 4,310        $ 4,070        $ 3,854        $ 3,691        $ 3,438
Charge-offs:
Commercial and industrial - not secured by real estate ....        1,360            298            118             32            212
Commercial and industrial - secured by real estate estate .          901              -            138             26              -
Real estate - mortgage ....................................           45            210            528            327            169
Real estate - construction ................................        6,659            110            150            141              -
Consumer loans ............................................           72             88             61            178             67
                                                                 -------        -------        -------        -------        -------
                                                                   9,037            706            995            704            448
                                                                 -------        -------        -------        -------        -------
Recoveries:
Commercial  and  industrial  - not  secured by real estate.           42              8              -              1             46
Commercial  and  industrial  - secured by real estate .....            5              7             37              -              -
Real estate - mortgage ....................................            -             10            165              8             60
Real estate - construction ................................           68              8              -              -              -
Consumer loans ............................................            9             13             66             10              6
                                                                 -------        -------        -------        -------        -------
                                                                     124             46            268             19            112
                                                                 -------        -------        -------        -------        -------
Net Charge-offs ...........................................        8,913            660            727            685            336

Provision for loan losses .................................       13,820            900            943            848            589
                                                                 -------        -------        -------        -------        -------
Balance at end of year ....................................      $ 9,217        $ 4,310        $ 4,070        $ 3,854        $ 3,691
                                                                 =======        =======        =======        =======        =======

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                             2008             2007             2006             2005             2004
                                             ----             ----             ----             ----             ----
Net charge-offs to average loans
   outstanding during the year ..........    2.14%            0.17%            0.20%            0.19%            0.11%
Net charge-offs to total loans
   outstanding at end of year ...........    2.24%            0.16%            0.20%            0.18%            0.10%
Allowance for loan losses to
   average loans ........................    2.21%            1.12%            1.10%            1.09%            1.18%
Allowance for loan losses to
    total loans at end of year ..........    2.31%            1.03%            1.14%            1.02%            1.13%
Net charge-offs to allowance for
    loan losses at end of year ..........   96.70%           15.31%           17.86%           17.77%            9.10%
Net charge-offs to provision for
    loan losses .........................   64.49%           73.33%           77.09%           80.78%           57.05%

         The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible. Recoveries of previously charged-off loans are credited back to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2008. In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments, estimates and assumptions about present and future economic conditions and other factors affecting loans. No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

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

         The following table summarizes the amortized cost and market values of investment securities held by the Company at December 31, 2008 and 2007.

                                                                                   Securities Portfolio Composition
                                                                                       (dollars in thousands)
                                                                               2008                                2007
                                                                               ----                                ----
                                                                  Amortized           Market            Amortized           Market
                                                                    Cost               Value               Cost             Value
                                                                    ----               -----               ----             -----
TRADING ASSETS
Other Securities .......................................           $     47           $     47           $      -           $      -
                                                                   --------           --------           --------           --------
AVAILABLE FOR SALE
Government Sponsored Enterprises .......................             10,960             11,373              8,750           $  8,974
Other Securities .......................................             55,608             57,441             49,019             49,908
State and Political Subdivisions .......................             27,199             27,189             25,839             25,914
                                                                   --------           --------           --------           --------
Total Available for Sale ...............................             93,767             96,003             83,608             84,796
                                                                   --------           --------           --------           --------
HELD TO MATURITY
State and Political Subdivisions .......................             12,651             12,666             13,102             13,113
                                                                   --------           --------           --------           --------

OTHER INVESTMENTS ......................................              3,546              3,546              4,795              4,795
                                                                   --------           --------           --------           --------

         Total .........................................           $110,011           $112,262           $101,505           $102,704
                                                                   ========           ========           ========           ========


         The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholders' equity net of deferred income taxes in comprehensive income. Securities classified as held for investment are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. Unrealized holding gains or losses are recognized in income.

         At December 31, 2008 the Company's total investment portfolio classified as available for sale had a book value of $93,767,000 and a market value of $96,003,000 for an unrealized net gain of $2,236,000. The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold these securities until the value recovers or the securities mature.

         During the second half of 2008, the Company determined that its Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock had suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place both the FHLMC and Federal National Mortgage Association ("FNMA") under conservatorship. Consequently, the Company recorded a pretax charge to earnings of $2,890,000 to write down to fair value. Subsequent to the impairment charge, management reclassified the FHLMC preferred stock as a trading account security, and in the fourth quarter the Company experienced a loss of $145,000 due to a further decline in the market value of the stock.

         The  following   table   indicates  the   respective   maturities   and
weighted-average yields of securities as of December 31, 2008:

                                                                             Securities Maturity Schedule
                                                                                (dollars in thousands)
                                                                          Amortized                  Weighted
                                                                            Cost                 Average Yield**
                                                                            ----                 ---------------

TRADING ASSETS
Other Securities
         Greater than 10 Years ....................................     $          47                  0.00%
                                                                        =============

AVAILABLE FOR SALE
Government sponsored enterprises and other securities:
         1-5 Years ................................................     $       1,764                  4.65%
         5-10 Years ...............................................            18,370                  5.29%
         Greater than 10 Years ....................................            46,434                  5.40%
                                                                        -------------
                                                                               66,568                  5.38%
                                                                        -------------
State and political subdivisions:
         1-5 Years ................................................               457                  6.08%
         5-10 Years ...............................................             3,221                  5.81%*
         Greater than 10 Years ....................................            23,521                  5.84%*
                                                                        -------------
                                                                               27,199                  5.84%*
                                                                        -------------
Other investments
               No contractual maturity ............................             3,546                    n/a
                                                                        -------------
                  Total ...........................................     $      97,313                  5.51%*
                                                                        =============


HELD TO MATURITY State and political subdivisions:
         0-1 Year .................................................     $       1,951                  4.72%*
         1-5 Years ................................................             4,623                  5.23%*
         5-10 Years ...............................................             4,100                  5.95%*
         Greater than 10 Years ....................................             1,977                  6.35%*
                                                                        -------------
                  Total ...........................................     $      12,651                  5.65%*
                                                                        =============

* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The primary sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These Internet and brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2008 or December 31, 2007. There were $77,411,000 and $28,087,000 of brokered deposits at December 31, 2008 and December 31, 2007. The majority of the growth in brokered deposits was within the Certificate of Deposit Account Registry Service ("CDARS"), which grew from $4,308,000 at December 31, 2007 to $32,953,000 at December 31, 2008. All of the Company's deposits under the CDARS program are retail in nature and originate from the Banks' customer base.

The Company considers these funds to be an attractive alternative funding source available for use while it continues efforts to maintain and grow its local deposit base.

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

         The Company's average deposits in 2008 were $432,202,000 compared to $407,354,000 the prior year, an increase of $24,848,000 or 6.1%. In 2008 the average noninterest-bearing deposits decreased approximately $4,982,000 or 9.6%, average interest-bearing checking accounts increased $6,032,000 or 10.4%, average savings accounts increased $270,000 or 3.1%, average money market accounts increased $3,813,000 or 14.9%, average certificates of deposit increased $19,331,000 or 8.3%, and individual retirement accounts increased $384,000 or 1.3%. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2008, 2007 and 2006, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category                                       Average Amount                    Average Rate Paid
                                                       --------------                    -----------------
                                                   (dollars in thousands)
                                                2008        2007        2006       2008        2007        2006
                                                ----        ----        ----       ----        ----        ----
Noninterest-bearing Deposits .............    $  46,778  $  51,760   $  55,660         -          -           -
Interest-bearing Deposits
    Interest Checking ....................       64,239     58,207      54,712      1.18%      1.27%       0.58%
    Savings Deposits .....................        9,119      8,849      10,560      0.44%      0.44%       0.36%
    Money Market .........................       29,421     25,608      36,367      2.48%      2.37%       1.94%
    Certificates of Deposit ..............      252,641    233,310     206,728      4.08%      4.94%       4.10%
    Individual Retirement Accounts .......       30,044     29,620      28,786      4.28%      4.68%       4.06%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits still continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 78% in 2008 and 77% in 2007. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2008:

                                                   Time Certificates of Deposit
                                                   ----------------------------
                                                       (dollars in thousands)
          3 months or less ....................      $            29,500
          4-6 months ..........................                   21,601
          7-12 months .........................                   30,251
          Over 12 months ......................                    5,028
                                                     -------------------
                   Total ......................      $            86,380
                                                     ===================

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2008 and 2007 are as follows:

                                                           2008            2007
                                                          -----           -----
        Return on average assets .....................    -1.51%           0.84%
        Return on average equity .....................   -17.83%           9.03%
        Average equity to average assets ratio .......     8.48%           9.27%
        Dividend payout ratio (1) ....................   -12.66%          31.04%

(1) Includes cash-in-lieu of fractional shares paid on 5% stock dividends.


SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2008 and 2007. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                 Weighted
                                                         Maximum                     Weighted                    Average
                                                        Outstanding       Annual       Average                    Interest
                                                          at any        Average      Interest      Year End      Rate at
              Year Ended December 31,                   Month End       Balance        Rate        Balance       Year End
              -----------------------                   ---------       -------        ----        -------       --------
                                                                             (dollars in thousands)
2008:
Federal funds purchased ..........................    $      4,197    $        649      2.44%     $    1,028         1.26%
Securities sold under repurchase agreements ......    $     25,557    $     20,832      1.56%     $   22,181         0.70%
Advances from Federal Home Loan Bank .............    $     71,700    $     47,646      3.37%     $   34,600         0.46%
2007:
Federal funds purchased ..........................    $      2,960    $      1,137      5.21%     $      429         4.76%
Securities sold under repurchase agreements ......    $     23,229    $     20,648      1.92%     $   19,824         1.82%
Advances from Federal Home Loan Bank .............    $     65,100    $     33,249      5.59%     $   65,100         4.40%

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of December 31, 2008 the Company was positioned so that net interest income would increase by approximately $557,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline by approximately $652,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all of the actions the Company and its customers could undertake in response to changes in interest rates.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2008 the Banks in aggregate had unused federal funds lines of credit totaling $35,972,000 with various correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2008 the Banks in the aggregate had no long-term borrowings, $34,600,000 in short-term borrowings, and $45,751,000 in unused borrowing capacity from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans, and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from them. The unused borrowing capacity currently available assumes that the Banks' $2,585,000 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries. Peoples Bancorporation requires liquidity to pay limited operating expenses and cash dividends. The parent company's liquidity needs are fulfilled through management fees assessed at each subsidiary bank. In 2008, the Company obtained a $15,000,000 line of credit from a correspondent bank to enable it to inject additional capital into the Banks. The Company subsequently drew on this line of credit and injected a total of $11,500,000 into its three banks. At December 31, 2008 the line of credit, which matures September 28, 2010, had an outstanding balance of $11,000,000. The line of credit agreement contains certain covenants to which the Company is obligated in order to retain the line of credit. At December 31, 2008, the Company's non-performing assets to total assets ratio of 4.08% exceeds the required non-performing assets to total assets ratio of 3.50%, for which a waiver was obtained through March 31, 2009. Management believes the Company will be back in compliance with the covenant requirements at March 31, 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2008 the Banks had issued commitments to extend credit of $77,530,000 through various types of arrangements, described further in the table below.

         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.


                                                              December 31, 2008
                                                              -----------------
                                                          (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties ..    $              44,800
  Lines of credit secured by commercial properties ...                   12,660
  Other unused commitments ...........................                   20,070
                                                            -------------------
     Total ...........................................    $              77,530
                                                            ===================

         In addition to commitments to extend credit, the Banks also issue letters of credit. A letter of credit is an assurance to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. At December 31, 2008, $2,845,000 was committed under letters of credit. Past experience indicates that many of these letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the letters of credit. The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

         Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under non-cancelable operating lease agreements at December 31, 2008. Refer to Note 11 and Note 12 of the Company's consolidated financial statements for a discussion of commitments and contingencies and financial instruments with off-balance sheet risk.

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

         On October 15, 2008, one the Company's bank subsidiaries, entered into a formal agreement with the Comptroller for the bank to take various actions with respect to the operation of the bank (for further discussion of this matter see Item 8 - Financial Statements and Supplementary Data- "NOTE 18 - REGULATORY MATTERS").

The Company's and Banks' capital ratios are presented as follows:

                                                                December 31,
                                                           2008            2007
                                                          -----           -----
        Peoples Bancorporation, Inc.
          Risk-based capital ratio ...................    10.77%          12.02%
          Tier 1 capital (to risk weighted assets) ...     9.49%          11.06%
          Tier 1 capital (to average assets) .........     7.33%           8.80%

        Peoples National Bank
          Risk-based capital ratio ...................    12.44%          10.64%
          Tier 1 capital (to risk weighted assets) ...    11.15%           9.69%
          Tier 1 capital (to average assets) .........     9.06%           8.52%

        Bank of Anderson (1)
          Risk-based capital ratio ...................    15.27%          13.25%
          Tier 1 capital (to risk weighted assets) ...    14.02%          12.11%
          Tier 1 capital (to average assets) .........     9.58%           8.34%

        Seneca National Bank
          Risk-based capital ratio ...................    14.44%          11.47%
          Tier 1 capital (to risk weighted assets) ...    13.19%          10.55%
          Tier 1 capital (to average assets) .........     9.76%           7.82%

(1) On October 23, 2008 Bank of Anderson, N.A. was notified by the Comptroller that it must maintain the following minimum capital ratios: Tier-1 capital of at least 8% of adjusted total assets, Tier-1 capital of at least 10% of risk-weighted assets, and total risk-based capital of at least 12% of risk-weighted assets.

         As a result of the reductions in capital caused by operating losses at the Banks in 2008, the Company made capital injections into the Banks as follows: $8,000,000 at The Peoples National Bank, $2,000,000 at Bank of Anderson, N.A., and $1,500,000 at Seneca National Bank. The primary source of these capital injections was a loan from a correspondent bank. During the fourth quarter of 2008 the Company applied to sell preferred stock to the U. S. Department of the Treasury under its Capital Purchase Program. The Company has recently received preliminary approval to sell up to $12,644,000 of preferred stock to the Treasury. The Company is reviewing the costs and benefits of making such a sale but has not yet made a final decision.

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

PAYMENT OF DIVIDENDS

         Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements. Payment of cash dividends by the Company is also subject to a restriction in a loan agreement which requires the Company to obtain the consent of the lender if payment of a dividend would cause the Company to be less than well capitalized. The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from its subsidiary banks. In 2008 The Peoples National Bank paid dividends of $707,000 and Bank of Anderson, N.A. paid $353,000 to the Company, which in turn paid those dividends to its shareholders. In 2007, The Peoples National Bank paid dividends of $1,343,000 to the Company, which in turn paid those dividends to its shareholders. Bank of Anderson and Seneca National Bank paid no dividends to the Company in 2007.

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

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have some effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation that affects the Banks' customers may also have an indirect effect on the Banks.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent banking relationships with Silverton Bank, Atlanta, Georgia; Community Bankers Bank, Midlothian, Virginia; SCBT, N.A., Columbia, South Carolina; and Wachovia Bank, N. A., Charlotte, North Carolina. As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.

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

General

         The business activities of the Company and Banks are closely supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Comptroller and the Federal Deposit Insurance Corporation (the "FDIC"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the

Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any subsidiaries.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act," Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. Although the Company elected to become a financial holding company as of June 23, 2000, neither the Company nor the Banks used any of the additional powers, and, in 2008 the Company changed its status back to that of a bank holding company. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

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

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

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

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2008. On October 23, 2008 Bank of Anderson, N.A. was notified by the Comptroller that it must maintain the following minimum capital ratios: Tier-1 capital of at least 8% of adjusted total assets, Tier-1 capital of at least 10% of risk-weighted assets, and total risk-based capital of at least 12% of risk-weighted assets.

Payment of Dividends

         The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company are expected to continue to result from dividends paid to the Company by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. See "Item 1 - Business -- PAYMENT OF DIVIDENDS" above.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under rules adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Since January 1, 2007, rates have ranged between 5 and 43 cents per $100 in assessable deposits. As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009. Under the new methodology, assessments will range between 7 and
77.5 cents per $100 in assessable deposits. The FDIC has also proposed to make an additional "emergency assessment" of 20 cents per $100 of assessable deposits held on June 30, 2009, which may be payable in September 2009.

         Legislation enacted in 1996 also required that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 allows "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date. Of the Company's three banks, only The Peoples National Bank had a one-time assessment credit, which amounted to approximately $112,000. This credit was exhausted during the first quarter of 2008.

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

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Pursuant to a formal agreement with the Comptroller, Bank of Anderson, N. A. may not accept brokered deposits without the prior written advice of no supervisory objection from the Assistant Deputy Comptroller.

Interstate Banking

         Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentages and other restrictions. The legislation also provides that in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multi-state bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish, and operate branches within a state continue to be subject to applicable state branching laws. South Carolina permits such interstate branching, but not de novo branching by an out-of-state bank.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act (the "Act"), makes it easier for affiliations between banks, securities firms and insurance companies to take place, removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

         The Act and the regulations adopted pursuant to the Act create opportunities for the Company to offer expanded services to customers in the future. The Company elected to become a financial holding company effective June 23, 2000, but it had not yet used that status to engage in any activities that are not also permissible for bank holding companies, and changed its status back to that of a bank holding company in 2008. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive related regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's related regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by the Sarbanes-Oxley Act and the related SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Governmental Response to 2008 Financial Crisis

         During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

         Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008. Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators. The Company has filed such an application and received preliminary approval to sell preferred stock to the Treasury, but has not yet decided whether to do so.

         The FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component.

         An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the DIF. In order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009 and has also proposed a special one-time assessment of 20 cents per $100 of assessable deposits, to be paid in September, 2009 based on deposits at June 30, 2009. There appears, however, to be a possibility that the assessment will be reduced if Congress authorizes the FDIC to borrow sufficient funds. Assuming that the special assessment is imposed as proposed and without reduction, the additional cost to the Banks in 2009 would be approximately $900,000.

         Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

Legislative Proposals

         Proposed legislation that could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Broader problems in the financial sector of the economy which became apparent in 2008 have led to numerous calls for legislative restructuring of the regulation of the sector. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Banks should they be adopted.

EMPLOYEES

         The Company and the Banks employed 123 full-time and 14 part-time persons as of December 31, 2008. Management believes that its employee relations are good.

EXECUTIVE OFFICERS

         The executive officers of the Company are R. Riggie Ridgeway, Chief Executive Officer; L. Andrew Westbrook, III, President and Chief Operating Officer; William B. West, Executive Vice President and Treasurer; Robert E. Dye, Jr., Senior Vice President, Chief Financial Officer and Secretary. Information about all of the executive officers is set forth in Item 10, Part III of this report on Form 10-K.

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

         In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

         Current levels of market volatility are unprecedented.

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

         Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations may be affected by changes in the Upstate economy. A prolonged period of economic recession, a continuing decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised short-term interest rates seventeen times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interests rates.

         Failure of one of our subsidiary banks to comply with the terms of a Formal Agreement with the Comptroller could result in penalties and more stringent enforcement action against that bank.

         One of our banks, Bank of Anderson, N. A., has entered into a Formal Agreement with the Comptroller to take various actions required by the Comptroller. Failure of the bank to fully comply with all of the terms of the Formal Agreement could result in the Comptroller's taking more stringent enforcement actions against the bank, including the imposition of civil money penalties, the imposition of a cease and desist order or, in an extreme case, the appointment of a receiver or revocation of the bank's charter. Such action by the Comptroller could have a material adverse effect on our financial condition or results of operation.


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

         We may issue additional securities to raise additional capital to support growth, offset losses, or to make acquisitions. Sales of a substantial number of shares of our preferred stock or our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

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

         Various laws, including the Federal Deposit Insurance Act and the Emergency Economic Stability Act of 2008 ("EESA"), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs. As a result, assessments by the FDIC to pay for deposit insurance are proposed to increase substantially and the total our banks will be required to pay could increase enough to materially affect our income and our ability to operate profitably. Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.

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


ITEM 1 B.                  UNRESOLVED STAFF COMMENTS

         The Company is not an accelerated filer or a large accelerated filer and has not received any comments from the Securities and Exchange Commission regarding its current or periodic reports in the 180 days prior to December 31, 2008.

         ITEM 2.           PROPERTIES

         The Company's corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions, including administration, accounting, financial reporting, human resources, marketing, risk management, internal audit, compliance, facilities management, security, and purchasing. The Company also utilizes an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by The Peoples National Bank. This building houses some of the Company's support functions including operations, data processing, and information technology. The Peoples National Bank also owns an adjacent office building located at 1824 East Main Street in Easley, South Carolina. The property consists of approximately 6,600 square feet of office space located in a one-story brick building containing approximately 9,000 square feet on 0.704 acres of land. Peoples National Bank is using portions of this facility as office space and file storage, and a portion is currently being leased to a tenant.

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


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special meeting of Shareholders
         On January 9, 2009, the Company held a special shareholders meeting to vote on an amendment to the Company's Articles of Incorporation to authorize the issuance of 15 million shares of preferred stock with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors.

         The following are the results of this special meeting with 5,225,713 shares voted, representing 73.9% of the total shares entitled to vote:

              For          Against            Abstain          Broker Non-Votes
              ---          -------            -------          ----------------
          5,096,496        124,453             4,764                      0

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over the counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over-The-Counter Bulletin Board under the symbol "PBCE.OB." The reported high and low bid prices for each quarter of 2008 and 2007 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is not an active trading market for our common stock.


            Quarter Ended                                Low            High
            -------------                                ---            ----
            March 31, 2008                             $    7.40     $    9.25
            June 30, 2008                              $    6.00     $    8.00
            September 30, 2008                         $    4.75     $    7.50
            December 31, 2008                          $    1.50     $    6.00
            March 31, 2007                             $   10.15     $   11.00
            June 30, 2007                              $    9.75     $   12.95
            September 30, 2007                         $   10.00     $   11.50
            December 31, 2007                          $    8.00     $   10.25


         As of March 13, 2008, the number of holders of record of the Company's common stock was 976 and the number of issued and outstanding shares was 7,070,139.

         During 2008 the Company paid three cash dividends totaling $0.15 per common share and during 2007 the Company paid four quarterly cash dividends totaling $0.20.

         In addition, on each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998,
January 14, 2000, January 5, 2001, January 4, 2002, November 18, 2002, November 17, 2003, January 4, 2005, December 30, 2005, January 5, 2007 and January 4, 2008 the Company paid 5% stock dividends to shareholders (2007 prices in the table above have been adjusted for the stock dividends declared in 2007).

         It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. Payment of dividends is also subject to regulatory restrictions (see Item 1 -- Business, "PAYMENT OF DIVIDENDS") and a contractual agreement not to pay cash dividends without the prior consent of a lender if the payment would cause the Company to fail to be well capitalized.

         The information required by Item 201(d) of Regulation S-K is set forth under Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds.

         The Company did not sell any equity securities during the years ended December 31, 2008 and 2007 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2008. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.229.703.

ITEM 6.           SELECTED FINANCIAL DATA

                                                           FIVE-YEAR FINANCIAL SUMMARY
                                                (All amounts, except per share data, in thousands)
                                          2008          2007           2006          2005           2004
                                          ----          ----           ----          ----           ----
INCOME STATEMENT DATA
  Net interest income .............    $   16,634    $   18,924     $   19,337    $   17,357     $   14,622
  Provision for loan losses .......        13,820           900            943           848            589
  Other operating income ..........           732         3,842          3,648         3,609          4,996
  Other operating expenses ........        17,106        15,966         15,621        14,338         13,847
  Net income (loss) ...............        (8,376)        4,343          4,486         4,128          3,528

PER SHARE DATA (1)
  Net income (loss) per common
  share -
     Basic ........................    $     (1.19)  $      0.59    $      0.65   $      0.60    $      0.52
     Diluted ......................    $     (1.19)  $      0.59    $      0.64   $      0.59    $      0.50
  Cash dividends declared .........    $      0.15   $      0.20    $      0.20   $      0.20    $      0.26

BALANCE SHEET DATA
  Total Assets ....................    $   559,875   $   558,443    $   503,814   $   487,977    $   429,796
  Total Deposits ..................        445,369       417,621        385,045       390,349        346,145
  Total Loans (Net) ...............        389,494       414,688        354,011       373,641        322,212
  Investment Securities ...........        112,247       102,693         99,469        78,061         71,247
  Total Earning Assets ............        520,908       523,597        470,172       456,456        400,809
  Shareholders' Equity ............         41,512        50,241         46,064        41,171         38,240

OTHER DATA
  Return on average assets ........          -1.51%         0.84%          0.91%         0.88%          0.82%
  Return on average equity ........         -17.83%         9.03%         10.29%        10.20%          9.45%

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

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

         With the declines in value of many debt and equity securities during 2008 due to economic conditions, the Company has focused more attention on the process of determining if such declines in its equity securities are "other-than-temporarily impaired." The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets increased $1,432,000 or 0.3% to $559,875,000 at December 31, 2008 from $558,443,000 at December 31,
2007.

         The Company experienced a decline in loan activity during 2008 as the total outstanding loans, the largest single category of Company assets, decreased $20,287,000 or 4.8% from $418,998,000 at December 31, 2007 to
$398,711,000 at December 31, 2008, as a result of lower loan demand at the Company's three bank subsidiaries.

         The Company's securities portfolio collectively, at amortized cost, increased $8,506,000 or 8.4% from $101,505,000 at December 31, 2007 to
$110,011,000 at December 31, 2008. The increase is part of a strategy that was designed to replace a portion of maturing loans with securities, thus maintaining the Company's overall investment in earning assets. The sale of Government sponsored enterprise securities and mortgage-backed securities in the available for sale portfolio in 2008 amounted to approximately $4,845,000, resulting in realized loss of $48,000 in 2008. There were no sales in 2007. Maturities, calls, and principal pay-downs on all securities amounted to $11,040,000 in 2008 compared to $12,175,000 in 2007. During 2008, the Company made purchases of $28,289,000 in available for sale securities and $444,000 in securities held to maturity compared to $14,091,000 in available-for-sale securities and no purchases in securities held to maturity in 2007. The Company's mortgage-backed securities are not backed by subprime mortgages and their value has not been diminished by the "subprime crisis." The Company does not engage in, and does not expect to engage in, hedging activities.

         During the second half of 2008, the Company determined that its Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock had suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place both the FHLMC and Federal National Mortgage Association ("FNMA") under conservatorship. Consequently, the Company recorded a pretax charge to earnings of $2,890,000 to write down to fair value. Subsequent to the impairment charge, management reclassified the FHLMC preferred stock as a trading account security, and in the fourth quarter the Company experienced a loss of $145,000 due to a further decline in the market value of the stock.

         Cash and due from banks balances decreased $744,000 or 8.6% from $8,618,000 at December 31, 2007 to $7,874,000 at December 31, 2008. The Company
had $9,185,000 in federal funds sold as of December 31, 2008, compared to $1,263,000 in federal funds sold at December 31, 2007. The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

         Cash surrender value of life insurance increased $465,000 or 4.1% from $11,350,000 at December 31, 2007 to $11,815,000 at December 31, 2008 due to the
normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

         Other assets, comprised largely of prepaid expenses, other real estate owned, tax benefit and deferred income taxes, increased $10,500,000 or 497.6% to $12,610,000 at December 31, 2008 from $2,110,000 at December 31, 2007. This increase is largely attributable to an increase of $4,405,000 or 430.6% in other real estate owned to $5,428,000 at December 31, 2008 from $1,023,000 at December 31, 2007. Net deferred tax assets increased by $2,677,000 or 239.2% to $3,796,000 at December 31, 2008 from $1,119,000 at December 31, 2007.

         Total liabilities increased $10,161,000 or 2.00% from $508,202,000 at December 31, 2007 to $518,363,000 at December 31, 2008. Total deposits increased $27,748,000 or 6.6% to $445,369,000 at December 31, 2008 from $417,621,000 at
December 31, 2007, with a $30,607,000 increase in interest-bearing deposits in 2008. Securities sold under repurchase agreements increased $2,357,000 or 11.9% from $19,824,000 at December 31, 2007 to $22,181,000 at December 31, 2008. These
increases were made possible by effective rate pricing, and they were used to repay Federal Home Loan Bank borrowings at the Company's banks. There was $1,028,000 in federal funds purchased at December 31, 2008, compared to $429,000 in federal funds purchased as of December 31, 2007, an increase of $599,000 or 139.6%.

         Federal Home Loan Bank advances decreased by $30,500,000 or 46.9% from $65,100,000 at December 31, 2007 to $34,600,000 at December 31, 2008. Federal
Home Loan Bank advances are used primarily for the liquidity needs of the Company.

         In 2008, the Company obtained a $15,000,000 line of credit, which matures September 28, 2010, from a correspondent bank to enable it to inject additional capital into the Banks. The Company subsequently drew on this line of credit and injected a total of $11,500,000 into its three banks. At December 31, 2008 the line of credit had an outstanding balance of $11,000,000. The line of credit agreement contains certain covenants to which the Company is obligated in order to retain the line of credit. At December 31, 2008, the Company's non-performing assets to total assets ratio of 4.08% exceeded the required non-performing assets to total assets ratio of 3.50%, for which a waiver was obtained through March 31, 2009. Management believes the Company will be back in compliance with the covenant requirements at March 31, 2009.


         Shareholders' equity decreased $8,729,000 or 17.4% from $50,241,000 at December 31, 2007 to $41,512,000 at December 31, 2008. This decrease is primarily a result of a net loss for the period of $8,376,000 and the declaration and payment of $1,060,000 in cash dividends during 2008.

EARNINGS PERFORMANCE

2008 Compared to 2007

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2008 resulted in a net loss of $(8,376,000) or $(1.19) per basic and diluted share, compared to net earnings of $4,343,000 or $0.59 per basic and diluted share for the twelve months ended December 31, 2007.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income decreased $2,290,000 or 12.1% to $16,634,000 for the year ended December 31, 2008 compared to $18,924,000 for the year ended December 31, 2007.

         The Company's total interest income decreased $3,745,000 or 10.5% to $31,801,000 in 2008 compared to $35,546,000 for 2007. This decrease is largely attributable to a decrease in interest income and fees on loans of $3,771,000 resulting from lower market interest rates and an increase in foregone interest income on non-accrual loans, and it was partially offset by higher average loan balances. There was a $13,000 increase in interest on taxable securities due to higher rates. There was also an increase of $80,000 in interest on tax-exempt securities primarily due to higher average balances. There was a $67,000 decrease in interest on federal funds sold largely due to lower market rates and lower average balances.

         Total interest expense decreased $1,455,000 or 8.8% to $15,167,000 in 2008 compared to $16,622,000 for 2007. The amount of interest paid on deposits decreased $1,195,000 resulting from lower market interest rates, partially offset by higher average balances. The interest paid on notes payable to the Federal Home Loan Bank decreased $253,000 and interest expense on federal funds purchased and securities sold under repurchase agreements decreased $112,000 during 2008. The decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to lower market interest rates paid by the Company's bank subsidiaries during 2008 as compared to 2007. The Company had $105,000 interest expense on a note from a correspondent bank that was used to inject capital into the Banks during the fourth quarter of 2008.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $13,820,000 in 2008 compared to $900,000 for 2007, a $12,920,000 or 1,435.6% increase. During 2008 the Company experienced net charge-offs of $8,913,000, or 2.14% of average outstanding loans, compared to net charge-offs of $660,000, or 0.17% of average outstanding loans in 2007. At December 31, 2008 the allowance for loan losses was 2.31% as a percentage of outstanding loans compared to 1.03% at December 31, 2007.

         At December 31, 2008 the Company had $16,950,000 in non-accrual loans, $477,000 in restructured loans, no loans past due 90 days or more but still accruing interest, and $5,428,000 in real estate acquired in settlement of loans, compared to $7,505,000 in non-accrual loans, $421,000 in restructured loans, no loans past due 90 days or more but still accruing interest, and $1,023,000 in real estate acquired in settlement of loans at December 31, 2007. Non-performing assets as a percentage of all loans and other real estate owned were 5.66% and 2.13% at December 31, 2008 and 2007, respectively. The substantial increase in non-accruing loans is related to deterioration of the credit-worthiness of certain borrowers and is affected by the current economic recession. Non-accrual loans included approximately $676,000 of owner occupied one-to-four- family residential mortgage loans. The Company does not actively pursue sub-prime loans for retention in its loan portfolio, nor does it purchase sub-prime assets for its investment portfolio.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2008 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Noninterest Income

         Total consolidated noninterest income, including securities transactions, decreased $3,110,000 or 80.9% from $3,842,000 in 2007 to $732,000 in 2008. The largest component of noninterest income, the other-than temporary write-down on FHLMC Preferred Stock, is the result of the Government's decision on September 7, 2008 to place FHLMC and FNMA under conservatorship. Consequently, the Company recorded a pretax charge to earnings of $2,890,000 to write down to fair value and a subsequent $145,000 loss in value during the fourth quarter.

         Service charges on deposit accounts, increased $56,000 or 3.04% to $1,900,000 for 2008 compared to $1,844,000 for 2007. Net non-sufficient funds fees increased $49,000 or 3.2% from $1,554,000 in 2007 to $1,603,000 in 2008.

         Bank owned life insurance income increased $56,000 or 11.8% in 2008 to $532,000 compared to $476,000 in 2007. The increase in bank owned life insurance income is attributable to higher growth rates on the cash surrender values of these policies. Mortgage banking income decreased $109,000 or 23.3% from $468,000 in 2007 to $359,000 in 2008. The change in mortgage banking income is largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time. Gains (losses) on the sale of assets acquired in settlement of loans decreased $57,000 or 356.2% from $16,000 in 2007 to $(41,000) in 2008.

         Other noninterest income decreased $118,000 or 16.6% to $591,000 in 2008 when compared to $709,000 in 2007. The Company experienced a net gain on sale of fixed assets of $178,000 in 2007 compared to a net gain of $5,000 in 2008. The substantial decrease is largely attributable to a $169,000 gain realized during the first quarter of 2007 from the sale of a portion of a parcel of land that had been acquired in 2006 for an office of The Peoples National Bank. Interchange income on the Banks' debit cards increased $108,000 or 26.0% to $524,000 in 2008 compared to $416,000 in 2007.

         The Company recorded a $48,000 loss on the sale of available for sale securities in 2008, compared to no realized gains or losses on the sale of available-for-sale securities in 2007.

Noninterest Expenses

         Total consolidated noninterest expenses increased $1,140,000 or 7.1% to $17,106,000 in 2008 compared to $15,966,000 in 2007. Salaries and benefits, the largest component of non-interest expense, increased $30,000 or 0.3% to $9,415,000 in 2008 compared to $9,385,000 in 2007. The increase was primarily the result of staffing two new bank branches in late 2007. The Company imposed a reduction in work force and a freeze on salary increases in the fourth quarter of 2008 in response to deteriorating economic conditions.

         Occupancy and furniture and equipment expenses increased $77,000 or 3.5% to $2,307,000 in 2008 compared to $2,230,000 in 2007. The increase is largely due to the opening of two new full-service banking facilities in the fourth quarter of 2007 by The Peoples National Bank.

         Marketing and advertising expense decreased $105,000 or 20.7% from $508,000 in 2007 to $403,000 in 2008 primarily due to efforts by management to limit expenses.

         Bank paid loan costs increased $613,000 or 306.5% from $200,000 in 2007 to $813,000 in 2008. Of this increase $397,000 is attributable to the write-down to its current market value of assets acquired in settlement of loans, and $154,000 is associated with the repossession of collateral for defaulted real estate loans.

         Legal and professional fees increased $208,000 or 47.0% to $650,000 in 2008 from $442,000 in 2007. The increase in legal and professional fees is primarily due to collection efforts on certain loans in default.

         ATM and interchange expense increased $28,000 or 8.2% from $341,000 in 2007 to $369,000 in 2008. The increase is due primarily to increased activity associated with the usage by the Banks' customers of ATMs and debit card charges.

         Director fees decreased $15,000 or 3.3% from $450,000 in 2007 to $435,000 in 2008.

         Regulatory assessments increased $166,000 or 62.2% from $267,000 in 2007 to $433,000 in 2008. Regulatory assessments include fees paid to the FDIC and Comptroller by the Company's three Banks. The FDIC changed its assessment process effective January 1, 2007. Eligible insured depositor institutions were granted a one-time assessment credit. Of the Company's three Banks, only The Peoples National Bank was granted a one-time credit of approximately $112,000. The credit was exhausted during the first quarter of 2008, contributing to the higher expense as compared to 2007.

         Other post employment benefits increased $90,000 or 34.55% from $261,000 in 2007 to $351,000 in 2008 primarily due to an increase in the cost of the CEO's retirement package.

         All other operating expenses were $1,476,000 in 2008 compared to $1,431,000 in 2007, an increase of $45,000 or 3.1%.

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




ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Report of Independent Registered Public Accounting Firm.

-    Consolidated Balance Sheets as of December 31, 2008 and 2007.

- Consolidated Statements of Income for the years ended December 31, 2008 and 2007.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2008 and 2007.

- Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

-    Notes to Consolidated Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors
Peoples Bancorporation, Inc.
Easley, South Carolina


         We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 included in Management's Annual Report on Internal Control Over Financial Reporting included in the Company's Form 10-K filed with the Securities and Exchange Commission and, accordingly, we do not express an opinion thereon.


                                        s/Elliott Davis, LLC

Greenville, South Carolina
March 30, 2009

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                        2008                  2007
                                                                                                        ----                  ----
                                     ASSETS
CASH AND DUE FROM BANKS ...................................................................           $   7,874            $   8,618
INTEREST - BEARING DEPOSITS IN OTHER BANKS ................................................                 765                  643
FEDERAL FUNDS SOLD ........................................................................               9,185                1,263
                                                                                                      ---------            ---------
                                                                                                         17,824               10,524
SECURITIES
     Trading assets .......................................................................                  47                    -
     Available for sale ...................................................................              96,003               84,796
     Held to maturity (fair value of $12,666 (2008)
         and $13,113 (2007)) ..............................................................              12,651               13,102
     Other investments, at cost ...........................................................               3,546                4,795
LOANS, net of allowance for loan losses of $9,217 (2008)
     and $4,310 (2007) ....................................................................             389,494              414,688
PREMISES AND EQUIPMENT, net of accumulated depreciation ...................................              13,200               13,757
ACCRUED INTEREST RECEIVABLE ...............................................................               2,685                3,321
ASSETS ACQUIRED IN SETTLEMENT OF LOANS ....................................................               5,428                1,023
CASH SURRENDER VALUE OF LIFE INSURANCE ....................................................              11,815               11,350
OTHER ASSETS ..............................................................................               7,182                1,087
                                                                                                      ---------            ---------
              Total assets ................................................................           $ 559,875            $ 558,443
                                                                                                      =========            =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
     Noninterest-bearing ..................................................................           $  51,091            $  53,950
     Interest-bearing .....................................................................             394,278              363,671
                                                                                                      ---------            ---------
              Total deposits ..............................................................             445,369              417,621
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ...............................................              22,181               19,824
FEDERAL FUNDS PURCHASED ...................................................................               1,028                  429
ADVANCES FROM FEDERAL HOME LOAN BANK ......................................................              34,600               65,100
NOTES PAYABLE - OTHER .....................................................................              11,000                    -
ACCRUED INTEREST PAYABLE ..................................................................               2,636                4,465
OTHER LIABILITIES .........................................................................               1,549                  763
                                                                                                      ---------            ---------
              Total liabilities ...........................................................             518,363              508,202
                                                                                                      ---------            ---------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12
SHAREHOLDERS' EQUITY
     Common stock - 15,000,000 shares authorized; $1.11 par value per share; 7,070,139 (2008) shares and 7,056,337 (2007) shares
         issued and outstanding ...........................................................               7,848                7,833
     Additional paid-in capital ...........................................................              41,752               41,624
     Retained earnings (deficit) ..........................................................              (9,564)                   -
     Accumulated other comprehensive income ...............................................               1,476                  784
                                                                                                      ---------            ---------
              Total shareholders' equity ..................................................              41,512               50,241
                                                                                                      ---------            ---------
              Total liabilities and shareholders' equity ..................................           $ 559,875            $ 558,443
                                                                                                      =========            =========

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share information)

                                                                                                  For the years ended December 31,
                                                                                                  --------------------------------
                                                                                                   2008                     2007
                                                                                                   ----                     ----
INTEREST INCOME
     Interest and fees on loans .....................................................          $      27,188           $      30,959
     Interest on securities
         Taxable ....................................................................                  3,050                   3,037
         Tax-exempt .................................................................                  1,502                   1,422
     Interest on federal funds sold .................................................                     61                     128
                                                                                               -------------           -------------
              Total interest income .................................................                 31,801                  35,546
                                                                                               -------------           -------------

INTEREST EXPENSE
     Interest on deposits ...........................................................                 13,113                  14,308
     Interest on federal funds purchased and securities sold
         under repurchase agreements ................................................                    343                     455
     Interest on advances from Federal Home Loan Bank ...............................                  1,606                   1,859
     Interest on notes payable ......................................................                    105                       -
                                                                                               -------------           -------------
              Total interest expense ................................................                 15,167                  16,622
                                                                                               -------------           -------------
              Net interest income ...................................................                 16,634                  18,924

PROVISION FOR LOAN LOSSES ...........................................................                 13,820                     900
                                                                                               -------------           -------------
              Net interest income after provision for loan losses ...................                  2,814                  18,024
                                                                                               -------------           -------------

NONINTEREST INCOME
     Service charges on deposit accounts ............................................                  1,900                   1,844
     Customer service fees ..........................................................                    133                     124
     Mortgage banking ...............................................................                    359                     468
     Brokerage services .............................................................                    196                     205
     Bank owned life insurance ......................................................                    532                     476
     Loss on sale of securities available for sale ..................................                    (48)                      -
     Gain (loss) on sale of assets acquired in settlement of loans ..................                    (41)                     16
     Impairment write-down on FHLMC preferred stock .................................                 (2,890)                      -
     Other noninterest income .......................................................                    591                     709
                                                                                               -------------           -------------
              Total noninterest income ..............................................                    732                   3,842
                                                                                               -------------           -------------

NONINTEREST EXPENSES
     Salaries and benefits ..........................................................                  9,415                   9,385
     Occupancy ......................................................................                    956                     866
     Equipment ......................................................................                  1,351                   1,364
     Marketing and advertising ......................................................                    403                     508
     Communications .................................................................                    268                     253
     Printing and supplies ..........................................................                    186                     198
     Bank paid loan costs ...........................................................                    813                     200
     Directors fees .................................................................                    435                     450
     Other post employment benefits .................................................                    351                     261
     Legal and professional fees ....................................................                    650                     442
     Other operating ................................................................                  2,278                   2,039
                                                                                               -------------           -------------
              Total noninterest expenses ............................................                 17,106                  15,966
                                                                                               -------------           -------------
              Income (loss) before income taxes .....................................                (13,560)                  5,900

PROVISION (BENEFIT) FOR INCOME TAXES ................................................                 (5,184)                  1,557
                                                                                               -------------           -------------
              Net income (loss) .....................................................          $      (8,376)          $       4,343
                                                                                               =============           =============

BASIC NET INCOME (LOSS) PER COMMON SHARE ............................................          $       (1.19)          $        0.59
                                                                                               =============           =============

DILUTED NET INCOME (LOSS) PER COMMON SHARE ..........................................          $       (1.19)          $        0.59
                                                                                               =============           =============

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 For the years ended December 31, 2008 and 2007
                 (Amounts in thousands except share information)

                                                                                                           Accumu-
                                                                                                           lated
                                                                                                            other          Total
                                                          Common stock           Additional   Retained      compre-       share-
                                                     ----------------------        paid-in    earnings      hensive       holders'
                                                        Shares        Amount       capital    (deficit)     income        equity
                                                        ------        ------       -------    ---------     ------        ------

BALANCE, DECEMBER 31, 2006 .......................    6,666,568    $    7,400   $   38,614   $       32    $       18    $   46,064
                                                                                                                         ----------
   Net income ....................................            -             -            -        4,343             -         4,343
   Other comprehensive income, net of tax:
     Unrealized holding gains on securities
       available for sale,
       net of income taxes of $396 ...............            -             -            -            -           766           766
                                                                                                                         ----------
         Comprehensive income ....................                                                                            5,109

   Stock dividend (5%) ...........................      335,462           373        2,654       (3,027)            -             -
   Cash in lieu of fractional shares
     on stock dividend ...........................            -             -            -           (5)            -            (5)
   Cash dividends ($.20 per share) ...............            -             -            -       (1,343)            -        (1,343)
   Proceeds from stock options exercised .........       54,307            60          144            -             -           204
   Tax benefit of stock options exercised ........            -             -          119            -             -           119
   Stock-based compensation ......................            -             -           93            -             -            93
                                                     ----------    ----------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 2007 .......................    7,056,337         7,833       41,624            -           784        50,241
                                                                                                                         ----------
   Net loss ......................................            -             -            -       (8,376)            -        (8,376)
   Other comprehensive income, net of tax:
     Unrealized holding gains on
       securities available for sale,
       net of income taxes of $1,356 .............            -             -            -            -         2,631         2,631
     Less reclassification adjustment
       for losses included in net
       income, net of income taxes of ($999) .....            -             -            -            -        (1,939)       (1,939)
                                                                                                                         ----------
         Comprehensive income ....................                                                                          (7,684)

   Cash dividends ($.15 per share) ...............            -             -            -       (1,060)            -        (1,060)
   Proceeds from stock options exercised .........       13,802            15           56            -             -            71
   Stock-based compensation ......................            -             -           72            -             -            72
   Cumulative effect of post retirement
     cost of life insurance ......................            -             -            -         (128)            -          (128)
                                                     ----------    ----------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 2008 .......................    7,070,139    $    7,848   $   41,752   $   (9,564)   $    1,476    $   41,512
                                                     ==========    ==========   ==========   ==========    ==========    ==========









         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                          2008                2007
                                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) .........................................................................         $ (8,376)         $  4,343
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
         Gain on sale of premises and equipment ................................................               (5)             (177)
         Loss on sale of securities available for sale .........................................               48                 -
         (Gain) loss on sale of assets acquired in settlement of loans .........................               41               (16)
         Loss from trading assets ..............................................................              145                 -
         Other than temporary impairment write-down on FHLMC preferred stock ...................            2,890                 -
         Provision for loan losses .............................................................           13,820               900
         Benefit from deferred income taxes ....................................................           (3,031)              (96)
         Depreciation ..........................................................................            1,142             1,110
         Amortization and accretion (net) of premiums and discounts on securities ..............               17                51
         Stock-based compensation ..............................................................               72                93
         (Increase) decrease in accrued interest receivable ....................................              636              (278)
         (Increase) decrease in other assets ...................................................           (3,462)              157
         Increase (decrease) in accrued interest payable .......................................           (1,829)            1,539
         Increase (decrease) in other liabilities ..............................................              786              (648)
                                                                                                         --------          --------
                  Net cash provided by operating activities ....................................            2,894             6,978
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity ..................................................             (444)                -
     Purchases of securities available for sale ................................................          (28,289)          (14,091)
     Sales (purchases) of other investments ....................................................            1,249              (512)
     Proceeds from principal pay downs on securities available for sale ........................            7,419             7,575
     Proceeds from the maturities and calls of securities available for sale ...................            2,750             4,600
     Proceeds from the sale of securities available for sale ...................................            4,845                 -
     Proceeds from maturity of securities held to maturity .....................................              865               315
     Investment in bank owned life insurance ...................................................             (593)             (416)
     Proceeds from sale of other real estate owned .............................................            3,283               112
     Net (increase) decrease in loans ..........................................................            3,686           (62,441)
     Proceeds from the sale of premises and equipment ..........................................               97               523
     Purchase of premises and equipment ........................................................             (677)           (4,096)
                                                                                                         --------          --------
                  Net cash used for investing activities .......................................           (5,809)          (68,431)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits ..................................................................           27,748            32,576
     Net increase in federal funds purchased ...................................................              599               429
     Net increase in securities sold under repurchase agreements ...............................            2,357             1,456
     Net increase (decrease) in advances from Federal Home Loan Bank ...........................          (19,500)           15,100
     Proceeds from the exercise of stock options ...............................................               71               204
     Tax benefit of stock options exercised ....................................................                -               119
     Cash dividends paid .......................................................................           (1,060)           (1,343)
     Cash in lieu of fractional shares on stock dividends ......................................                -                (5)
                                                                                                         --------          --------
                  Net cash provided by financing activities ....................................           10,215            48,536
                                                                                                         --------          --------

                  Net increase (decrease) in cash and cash equivalents .........................            7,300           (12,917)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................................           10,524            23,441
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF YEAR .........................................................         $ 17,824          $ 10,524
                                                                                                         ========          ========

CASH PAID FOR
     Interest ..................................................................................         $ 16,996          $ 15,083
                                                                                                         ========          ========
     Income taxes ..............................................................................         $    126          $  1,504
                                                                                                         ========          ========

NON-CASH TRANSACTIONS
     Change in unrealized gain (loss) on available for sale securities .........................         $  1,049          $  1,162
                                                                                                         ========          ========
     Loans transferred to other real estate ....................................................         $  7,688          $    864
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

     Securities
         The Company accounts for securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Debt securities are classified upon purchase as available for sale, held to maturity, or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. To qualify as held to maturity, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. Unrealized holding gains or losses are recognized in income. The Company had no trading securities at December 31, 2007. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

     Loans and interest on loans
         Loans are stated at the principal balance outstanding reduced by the allowance for loan losses. Interest income is recognized over the term of the loan based on the contractual interest rate and the principal balance outstanding.

         Loans generally are placed on non-accrual status when principal or interest becomes ninety days past due or when payment in full is not anticipated. Interest payments received after a loan is placed on non-accrual status are applied as principal reductions until such time the loan is returned to accrual status. Generally, a loan is returned to accrual status when the loan is brought current and the collectibility of principal and interest is no longer in doubt.

     Allowance for loan losses
         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the anticipated collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

     Assets acquired in settlement of loans
         Assets acquired in settlement of loans represents properties acquired through foreclosure and is carried at the lower of cost or fair value, adjusted for estimated selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 2008 and 2007 real estate owned by the Company totaled $5,428,000 and $1,023,000, respectively. During 2008 and 2007, the Company transferred loans of $7,688,000 and $864,000, respectively to assets acquired in settlement of loans.

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

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, to clarify the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company implemented the provisions of FIN No. 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48 at January 1, 2007.

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

     Reclassifications
         Certain prior year amounts have been  reclassified  to conform with the
         current  presentation.   These   reclassifications  had  no  effect  on
         previously reported net income or shareholders' equity.

     Stock option compensation plans
         The Company has an employee stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The Company also has another employee stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The outstanding options under both plans become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a non-employee directors' stock option plan through which non-employee directors of the Company are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director's term or ten years from the grant date. . The Company also has another non-employee directors' stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding.

         The Company follows the requirements of SFAS No. 123(R) to account for its stock option plans. In accordance with the provisions of this statement, the Company recorded approximately $72,000 and $93,000 of compensation expense in 2008 and 2007, respectively.

     Recently issued accounting standards
         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 was effective for the Company on January 1, 2008. Upon adoption, the Company elected not to expand its use of fair value accounting.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

         Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 was effective for the Company on January 1, 2009. SFAS No. 160 had no impact on the Company's financial position, results of operations or cash flows.

         In February 2008, the FASB issued FASB Staff Position ("FSP") No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS No. 140. FSP No. 140-3 was effective for the Company on January 1, 2009. The adoption of FSP No. 140-3 had no impact on the Company's financial position, results of operations or cash flows.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

         In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States of America. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company's financial position, results of operations or cash flows.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 had no effect on the Company's financial position, results of operations or cash flows.

         The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

         On October 10, 2008, the FASB issued FSP No. SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157 (see Note 19) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

         The Company  considered  the  guidance in the Press  Release and in FSP
         SFAS  157-3  when   conducting  its  review  for   other-than-temporary
         impairment as of December 31, 2008.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Banks are required to maintain average reserve balances with the Federal Reserve Bank ("FRB") based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2008 and 2007 were approximately $820,000 and $1,542,000, respectively.

NOTE 3 - SECURITIES

         Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                   2008
                                                                                                   ----
                                                                                             Unrealized Holding
                                                                            Amortized        ------------------              Fair
                                                                              Cost          Gains           Losses           Value
                                                                              ----          -----           ------           -----
TRADING ASSETS

OTHER SECURITIES
     Equity security with no maturity ..............................         $    47         $     -         $     -         $    47
                                                                             -------         -------         -------         -------


SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
     Maturing within one year ......................................           1,000              28               -           1,028
     Maturing after one but within five years ......................           7,990             384               -           8,374
     Maturing after five years but within ten years ................           1,970               1               -           1,971
                                                                             -------         -------         -------         -------
                                                                              10,960             413               -          11,373
                                                                             -------         -------         -------         -------

                                                                                                     2008
                                                                                                     ----
                                                                                               Unrealized Holding
                                                                             Amortized         ------------------             Fair
                                                                               Cost           Gains           Losses          Value
                                                                               ----           -----           ------          -----

OTHER SECURITIES
     Maturing after one year but within five years .................         $   764         $     6         $     -         $   770
     Maturing after five years but within ten years ................          10,380             241               -          10,621
     Maturing after ten years ......................................          44,464           1,685              99          46,050
                                                                             -------         -------         -------         -------
                                                                              55,608           1,932              99          57,441
                                                                             -------         -------         -------         -------

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after one year but within five years .................             457              28               -             485
     Maturing after five years but within ten years ................           3,221             107               -           3,328
     Maturing after ten years ......................................          23,521             130             275          23,376
                                                                             -------         -------         -------         -------
                                                                              27,199             265             275          27,189
                                                                             -------         -------         -------         -------
         Total securities available for sale .......................         $93,767         $ 2,610         $   374         $96,003
                                                                             =======         =======         =======         =======

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................         $ 1,951         $     9         $     2         $ 1,958
     Maturing after one but within five years ......................           4,623              76               -           4,699
     Maturing after five years but within ten years ................           4,100              46               8           4,138
     Maturing after ten years ......................................           1,977               6             112           1,871
                                                                             -------         -------         -------         -------
         Total securities held to maturity .........................         $12,651         $   137         $   122         $12,666
                                                                             =======         =======         =======         =======

                                                                                                       2007
                                                                                                       ----
                                                                                                Unrealized Holding
                                                                             Amortized          ------------------           Fair
                                                                               Cost            Gains         Losses          Value
                                                                               ----            -----         ------          -----
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
     Maturing within one year ......................................         $ 2,000         $     -         $     9         $ 1,991
     Maturing after one year but within five years .................             750              15               -             765
     Maturing after five years but within ten years ................           6,000             218               -           6,218
                                                                             -------         -------         -------         -------
                                                                               8,750             233               9           8,974
                                                                             -------         -------         -------         -------

OTHER SECURITIES
     Maturing within one year ......................................             152               -               1             151
     Maturing after one year but within five years .................             897               -               5             892
     Maturing after five years but within ten years ................           8,932              63              54           8,941
     Maturing after ten years ......................................          39,038             927              41          39,924
                                                                             -------         -------         -------         -------
                                                                              49,019             990             101          49,908
                                                                             -------         -------         -------         -------

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after five years but within ten years ................           1,966              31               1           1,996
     Maturing after ten years ......................................          23,873              88              43          23,918
                                                                             -------         -------         -------         -------
                                                                              25,839             119              44          25,914
                                                                             -------         -------         -------         -------
         Total securities available for sale .......................         $83,608         $ 1,342         $   154         $84,796
                                                                             =======         =======         =======         =======

                                                                                                      2007
                                                                                                      ----
                                                                                                Unrealized Holding
                                                                           Amortized            ------------------             Fair
                                                                             Cost              Gains           Losses          Value
                                                                             ----              -----           ------          -----
SECURITIES HELD TO MATURITY:
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
     Maturing within one year ......................................         $   866         $     2         $     1         $   867
     Maturing after one year but within five years .................           5,638              19              14           5,643
     Maturing after five years but within ten years ................           4,139              24              29           4,134
     Maturing after ten years ......................................           2,459              11               1           2,469
                                                                             -------         -------         -------         -------
         Total securities held to maturity .........................         $13,102         $    56         $    45         $13,113
                                                                             =======         =======         =======         =======

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

         The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

Securities Available for Sale (tabular amounts in thousands):

                                                  Less than 12 Months             12 Months or More                   Total
                                                  -------------------             -----------------                   -----
                                                  Fair      Unrealized         Fair          Unrealized         Fair      Unrealized
                                                 Value        Losses           Value           Losses           Value       Losses
                                                 -----        ------           -----           ------           -----       ------
Government sponsored
     enterprise securities .............        $    -        $    -        $        -        $        -        $    -        $    -
Other securities .......................           517            99                 -                 -           517            99
State and political
     subdivisions ......................         7,625           275                 -                 -         7,625           275
                                                ------        ------        ----------        ----------        ------        ------
Total ..................................        $8,142        $  374        $        -        $        -        $8,142        $  374
                                                ======        ======        ==========        ==========        ======        ======

No individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                Less than 12 Months              12 Months or More                   Total
                                                -------------------              -----------------                   -----
                                               Fair       Unrealized         Fair            Unrealized         Fair      Unrealized
                                               Value         Losses          Value             Losses           Value        Losses
                                               -----         ------          -----             ------           -----        ------
States and political
     subdivisions ....................        $2,295        $  122        $         -        $         -        $2,295        $  122
                                              ======        ======        ===========        ===========        ======        ======

No individual securities were in a continuous loss position for twelve months or more.

         The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

Securities Available for Sale (tabular amounts in thousands):

                                                     Less than 12 Months            12 Months or More                 Total
                                                     -------------------            -----------------                 -----
                                                    Fair       Unrealized       Fair          Unrealized       Fair      Unrealized
                                                    Value         Losses        Value           Losses         Value        Losses
                                                    -----         ------        -----           ------         -----        ------
Government sponsored
     enterprise securities ...............        $     -        $     -        $ 2,000        $     9        $ 2,000        $     9
Other securities .........................              -              -          7,379            101          7,379            101
State and political
     subdivisions ........................          1,395             10          7,475             34          8,870             44
                                                  -------        -------        -------        -------        -------        -------
Total ....................................        $ 1,395        $    10        $16,854        $   144        $18,249        $   154
                                                  =======        =======        =======        =======        =======        =======

Thirty-five individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                     Less than 12 Months            12 Months or More                 Total
                                                     -------------------            -----------------                 -----
                                                    Fair       Unrealized       Fair          Unrealized       Fair      Unrealized
                                                    Value         Losses        Value           Losses         Value        Losses
                                                    -----         ------        -----           ------         -----        ------
States and political
     subdivisions ........................         $  335         $    2         $3,785         $   43         $4,120         $   45
                                                   ======         ======         ======         ======         ======         ======

Seventeen individual securities were in a continuous loss position for twelve months or more.

         The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The category "other securities" above is comprised of mortgage-backed securities, corporate debt securities, equity securities and investments in Silverton Bank stock.

         During the second half of 2008, the Company determined that our Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place the FHLMC and Federal National Mortgage Association ("FNMA") under conservatorship. Consequently, the Company recorded a pretax charge to earnings of $2,890,000 to write down to fair value. As a result of the passage of the Emergency Economic Stabilization Act of 2008, the Company's ability to utilize the loss on the FHLMC preferred stock against ordinary income was considered in determining that the Company did not need to establish a valuation allowance for the deferred tax asset that was recorded related to the $2,890,000 impairment charge.

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
                                                              December 31,
                                                              ------------
                                                          2008             2007
                                                          ----             ----
FRB ...............................................     $  483            $  453
FHLB ..............................................      2,585             3,895
Interest-bearing deposits in other banks
 (maturing after three months) ....................        478               447
                                                        ------            ------
                                                        $3,546            $4,795
                                                        ======            ======

         Securities  with  carrying   amounts  of  $43,459,000  and  $45,438,000
December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans are summarized as follows (tabular amounts in thousands):

                                                              December 31,
                                                              ------------
                                                           2008           2007
                                                           ----           ----
Commercial and industrial - not secured
  by real estate .....................................  $  43,451     $  47,885
Commercial and industrial - secured by real estate ...    111,844       107,531
Residential real estate - mortgage ...................    124,445       108,161
Residential real estate - construction ...............    104,390       138,926
Loans to individuals for household, family
 and other personal expenditures .....................     14,581        16,495
                                                        ---------     ---------
                                                          398,711       418,998
Less allowance for loan losses .......................     (9,217)       (4,310)
                                                        ---------     ---------
                                                        $ 389,494     $ 414,688
                                                        =========     =========

The composition of gross loans by rate type is as follows (tabular amounts in thousands):
                                                              December 31,
                                                              ------------
                                                        2008               2007
                                                        ----               ----
Variable rate loans ......................           $145,998           $197,344
Fixed rate loans .........................            252,713            221,654
                                                     --------           --------
                                                     $398,711           $418,998
                                                     ========           ========


Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                       2008              2007
                                                       ----              ----
BALANCE, BEGINNING OF YEAR ...................      $  4,310         $  4,070
     Provision for loan losses ...............        13,820              900
     Loans charged off .......................        (9,037)            (706)
     Loans recovered .........................           124               46
                                                    --------         --------
BALANCE, END OF YEAR .........................      $  9,217         $  4,310
                                                    ========         ========

         The following is a summary of information pertaining to impaired loans and non-accrual loans (tabular amounts in thousands):

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                         2008                 2007
                                                                                                         ----                 ----
Impaired loans without valuation allowance ...............................................              $13,592              $ 2,024
Impaired loans with a valuation allowance ................................................                3,079                    -
                                                                                                        -------              -------
Total impaired loans .....................................................................              $16,671              $ 2,024
                                                                                                        =======              =======
Valuation allowance related to impaired loans ............................................              $ 1,608              $     -
Total non-accrual loans ..................................................................              $16,950              $ 7,505
Total loans past-due ninety days or more and still accruing ..............................                    -                    -
Foregone interest income on non-accrual loans ............................................                  753                  137
Average investment in impaired loans .....................................................               10,802                1,546
Interest income recognized on impaired loans .............................................                    -                    -
Interest income recognized on a cash basis on impaired loans .............................                    -                    -

NOTE 5 - PREMISES AND EQUIPMENT

         The principal categories and estimated useful lives of premises and equipment are summarized in the table below (dollar amounts in thousands):

                                                                                                  December 31,
                                                                 Estimated                        ------------
                                                               useful lives                2008                   2007
                                                            ----------------         ---------------        ---------------
Land                                                                                 $         3,873         $        3,873
Building and improvements .............................        15 - 40 years                   9,951                  9,759
Furniture, fixtures and equipment .....................         3 - 10 years                   8,879                  8,561
                                                                                     ---------------        ---------------
                                                                                              22,703                 22,193
Less accumulated depreciation .........................                                        9,503                  8,436
                                                                                     ---------------        ---------------
                                                                                     $        13,200        $        13,757
                                                                                     ===============        ===============

         Depreciation expense of approximately $1,142,000 and $1,110,000 for 2008 and 2007, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 - DEPOSITS

         The  composition  of  deposits  is  as  follows   (tabular  amounts  in
thousands):
                                                               December 31,
                                                               ------------
                                                           2008           2007
                                                           ----           ----
Demand deposits, noninterest bearing .............       $ 51,091       $ 53,950
NOW and money market accounts ....................         96,160         83,870
Savings deposits .................................          9,771          8,172
Time certificates, $100,000 or more ..............         97,769        109,457
Other time certificates ..........................        190,578        162,172
                                                         --------       --------
     Total .......................................       $445,369       $417,621
                                                         ========       ========

                                                               December 31,
                                                               ------------
                                                           2008           2007
                                                           ----           ----
Time certificates maturing
     Within one year .............................       $265,342       $253,342
     After one but within two years ..............         15,651         12,093
     After two but within three years ............          6,864          5,421
     After three but within four years ...........            259            757
     After four years ............................            231             16
                                                         --------       --------
                                                          288,347        271,629
Transaction and savings accounts .................        157,022        145,992
                                                         --------       --------
                                                         $445,369       $417,621
                                                         ========       ========

         Certificates of deposit in excess of $100,000 totaled approximately $86,380,000 and $99,060,000 at December 31, 2008 and 2007, respectively.
Interest expense on certificates of deposit in excess of $100,000 was approximately, $3,907,000 in 2008 and $4,636,000 in 2007. The Banks had brokered time certificates of approximately $77,411,000 at December 31, 2008 and $28,087,000 at December 31, 2007.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                                                  December 31,
                                                                                                                  ------------
                                                                                                               2008            2007
                                                                                                               ----            ----
Government sponsored enterprise securities with an amortized cost of $28,686,000
     ($29,673,000 fair value) and $27,855,000 ($28,044,000 fair value) at
     December 31, 2008 and 2007, respectively, collateralize the agreements. .......................         $22,181         $19,824

         The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 1.56 percent and 1.92 percent for 2008 and 2007, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $20,832,000 and $20,648,000 during 2008 and 2007, respectively. The maximum amounts outstanding at any month-end were $25,557,000 and $23,229,000 during 2008 and 2007, respectively.

NOTE 8 - FEDERAL FUNDS PURCHASED

         At December 31, 2008, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $37,000,000. These lines of credit are available on a one to seven day basis for general corporate purposes. At December 31, 2008 there was $1,028,000 outstanding under these lines of credit and $429,000 outstanding at December 31, 2007.


NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK AND NOTES PAYABLE-OTHER

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

         The Banks had advances aggregating $34,600,000 and $65,100,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 respectively, the Banks had $34,600,000 and $23,100,000 of advances at interest rates of 0.46 percent and 4.40 percent and which matured daily. At December 31, 2007 $21,000,000 of advances had an interest rate of 4.52 percent that matured in February 2008 and $21,000,000 of advances at an interest rate of 4.68 percent that matured in November 2008. At December 31, 2008 and 2007, the advances were collateralized by qualifying mortgage loans aggregating approximately $67,201,000 and $66,963,000, respectively, and by FHLB stock owned by all three Banks. The Banks also had advances collateralized by investment securities owned by the Banks in the amount of $13,149,000 and $9,620,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008, the Banks had the ability to borrow an additional $45,751,000 in the aggregate from the FHLB.

         In 2008, the Company obtained a $15,000,000 line of credit from a correspondent bank to enable it to inject additional capital into the banks. The Company subsequently drew on this line of credit and injected a total of $11,500,000 into its three Banks. At December 31, 2008 the line of credit, which matures September 28, 2010, had an outstanding balance of $11,000,000. The line of credit agreement contains certain covenants to which the Company is obligated in order to retain the line of credit. At December 31, 2008, the Company's non-performing assets to total assets ratio of 4.08% exceeded the required non-performing assets to total assets ratio of 3.50%, for which a waiver was obtained through March 31, 2009. Management believes the Company will be back in compliance with the covenant requirements at March 31, 2009.


NOTE 10 - INCOME TAXES

         Provision for income taxes consists of the following (tabular amounts in thousands):

                                           For the years ended December 31,
                                           --------------------------------
                                               2008                    2007
                                               ----                    ----
Current tax provision
     Federal .........................   $        (2,153)       $         1,452
     State ...........................                 -                    201
                                         ---------------        ---------------
         Total current taxes .........            (2,153)                 1,653
Deferred tax benefit .................            (3,031)                   (96)
                                         ---------------        ---------------
                                         $        (5,184)       $         1,557
                                         ===============        ===============

         Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income (loss) before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

                                                           For the years ended
                                                              December 31,
                                                              ------------
                                                             2008         2007
                                                             ----         ----
Tax (benefit) expense at statutory rate ..............     $(4,610)     $ 2,006
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal benefit ......           -          133
     Tax-exempt interest income ......................        (511)        (483)
     Investment in life insurance ....................        (150)         (62)
     Other ...........................................          87          (37)
                                                           -------      -------

         Provision for income taxes (benefit) ........     $(5,184)     $ 1,557
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
                                                                December 31,
                                                                ------------
                                                            2008          2007
                                                            ----          ----
Deferred tax assets
     Allowance for loan losses .......................     $ 3,134      $ 1,471
     Deferred compensation ...........................         254          156
     Other than temporary impairment .................       1,033            -
     Other ...........................................         417           97
                                                           -------      -------
                                                             4,838        1,724
                                                           -------      -------
Deferred tax liabilities
     Depreciation ....................................        (104)        (108)
     Prepaid expenses ................................        (180)         (93)
     Unrealized holding gains on
       securities available for sale .................        (758)        (404)
                                                           -------      -------
                                                            (1,042)        (605)
                                                           -------      -------
Net deferred tax assets included in other assets .....     $ 3,796      $ 1,119
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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2008, unfunded commitments to extend credit were $77,530,000, of which $72,359,000 were at variable rates and $5,171,000 were at fixed rates. These commitments included $11,405,000 of unfunded amounts of construction loans, $44,531,000 of undisbursed amounts of home equity lines of credit, $13,602,000 of unfunded amounts under commercial lines of credit, and $7,992,000 other commitments to extend credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         At December 31, 2008, there was $2,845,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         The Company is, from time to time, a party to various lawsuits and claims arising from the ordinary conduct of its business. Management does not expect such matters to have any material adverse effect on the financial position or results of operations of the Company.

         Financial  instruments,   which  potentially  subject  the  Company  to
concentrations  of  credit  risk,  consist   principally  of  loans  receivable,
investment securities, federal funds sold and amounts due from banks.

         The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South
Carolina. The Company's loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. However, a substantial portion of the Company's loans are secured by real estate.

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

         The Company's investment portfolio consists principally of obligations of the United States of America, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 2008 and 2007, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $21,691,000 and $14,886,000, respectively. During 2008, $9,900,000 of new loans were made to this group and repayments of $3,095,000 were received. This same group had deposits in the Banks of $5,839,000 and $7,033,000 at December 31, 2008 and 2007, respectively.

NOTE 14 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share, requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income (loss) per common share. Income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income (loss) per common share was 7,062,218 and 7,401,032 in 2008 and 2007, respectively. The weighted average number of common shares outstanding for diluted net income (loss) per common share was 7,062,218 and 7,403,021 in 2008 and 2007, respectively. Due to the net loss in 2008, basic and diluted loss per share were the same.

         The Company declared a five percent common stock dividend in 2007, payable in 2008. Net income (loss) and dividends per common share and the weighted average number of common shares outstanding for basic and diluted net income (loss) per common share have been restated for 2007 to reflect this transaction.

NOTE 15 - RESTRICTIONS ON DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Banks. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Banks. At December 31, 2008 the Banks had aggregate retained earnings of $23,135,000. A loan agreement also prohibits the Company from paying cash dividends without the prior consent of the lender if the payment would cause the Company to fail to be well capitalized.

NOTE 16 - STOCK OPTION COMPENSATION PLANS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007: dividend yields of $0.20 per share, expected volatility from 22 to 23 percent, risk-free interest rates from 3.49 to
3.87 percent and expected life of 10 years. The weighted average fair market value of options granted approximated $1.82 in 2008 and $3.49 in 2007.

         A summary of the status of the plans as of December 31, 2008 and 2007, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split):

                                                                                Options outstanding
                                                                                -------------------
                                                                             Weighted         Weighted
                                                                              average          average          Aggregate
                                                            Number           exercise        contractual        intrinsic
                                                           of shares           price        term (years)          value
                                                           ---------           -----        ------------          -----
Outstanding at December 31, 2006                             208,989         $  8.46
Granted                                                       25,323           10.46
Exercised                                                    (61,566)           4.04                          $  243,511
Forfeited or expired                                          (3,997)          11.68
                                                            --------
Outstanding at December 31, 2007                             168,749           10.29

                                                                                Options outstanding
                                                                             Weighted         Weighted
                                                                              average          average          Aggregate
                                                            Number           exercise        contractual        intrinsic
                                                           of shares           price        term (years)          value
                                                           ---------           -----        ------------          -----
Granted ...............................................      16,000            7.62
Exercised .............................................     (14,615)           5.34                              $ 13,624
Forfeited or expired ..................................     (23,871)           9.89
                                                            -------

Outstanding at December 31, 2008 ......................     146,263           10.56             6.62             $      -
                                                            =======

Options exercisable at year-end .......................     116,966           10.56             6.45             $      -
                                                            =======

Shares available for grant ............................     376,650
                                                            =======

                                                                              Number               Weighted average
                                                                             of shares           grant date fair value
                                                                             ---------           ---------------------
Non-vested options at December 31, 2007 ................................       38,615                    $11.56
Granted ................................................................       16,000                      7.62
Vested .................................................................       (8,124)                     8.35
Forfeited or expired ...................................................      (17,194)                     9.72
                                                                              -------

Non-vested options at December 31, 2008 ................................       29,297                    $11.38
                                                                               ======                    ======

As of December 31, 2008, we have unrecognized compensation cost of $127,085 related to unvested stock options.

                         Options outstanding                                              Options exercisable
                          -------------------                                              -------------------
                               Weighted
                                average                  Weighted                                             Weighted
       Number                  remaining                  average                   Number                     average
      of shares               contractual                exercise                  of shares                  exercise
     outstanding             life (years)                  price                  exercisable                   price
     -----------             ------------                  -----                  -----------                   -----

         3,480                   0.2                   $   6.47                       3,480                 $   6.47
         7,721                   1.2                       8.16                       7,721                     8.16
         5,826                   2.0                       8.53                       5,826                     8.53
         6,318                   2.3                       7.60                       6,318                     7.60
         8,016                   3.3                       8.86                       8,016                     8.86
        10,461                   3.5                       9.34                      10,461                     9.34
         5,730                   4.3                      10.47                       5,730                    10.47
        24,831                   5.3                      12.89                      21,927                    12.89
         1,823                   5.6                      13.71                       1,550                    13.71
         4,046                   6.3                      15.66                       4,046                    15.66
         1,158                   6.5                      14.77                         811                    14.77
         2,316                   6.6                      14.90                       1,622                    14.90
         5,788                   6.7                      14.90                       4,052                    14.90
         1,736                   6.8                      14.08                       1,215                    14.08
         1,102                   7.1                      12.02                         606                    12.02

                          Options outstanding                                              Options exercisable
                          -------------------                                              -------------------
                               Weighted
                                average                  Weighted                                             Weighted
       Number                  remaining                  average                   Number                     average
      of shares               contractual                exercise                  of shares                  exercise
     outstanding             life (years)                  price                  exercisable                   price
--------------------     -------------------       --------------------      --------------------       -------------------
          1,102                   7.2                      11.89                         606                    11.89
          6,063                   7.3                      10.25                       3,335                    10.25
          6,613                   7.3                      11.42                       5,373                    11.42
          1,102                   7.5                      10.44                         606                    10.44
          4,280                   7.7                      10.43                       2,354                    10.43
          2,204                   7.8                      10.21                       1,212                    10.21
          6,422                   8.0                      10.48                       2,569                    10.48
          1,050                   8.2                       9.95                         420                     9.95
          3,675                   8.3                       9.52                       1,470                     9.52
          6,300                   8.3                      11.19                       6,300                    11.19
          1,050                   8.5                      11.42                         420                    11.42
          1,050                   8.9                       9.57                         420                     9.57
          1,500                   9.0                       8.05                         375                     8.05
          3,500                   9.3                       7.75                         875                     7.75
          1,000                   9.3                       7.50                         250                     7.50
          7,000                   9.4                       7.60                       7,000                     7.60
            500                   9.5                       5.35                           -                        -
          1,500                   9.7                       7.50                           -                        -
        -------                                                                      -------
        146,263                                                                      116,966
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

NOTE 17 - EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to one-hundred percent of the first three percent of such contributions, plus fifty percent of the next two percent of such contributions, subject to certain adjustments and limitations. Contributions to the plan of $240,441 and $206,971, were charged to operations during 2008 and 2007, respectively.

         Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Company. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of $260,746 and $201,356 in 2008 and 2007, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Banks meet all capital adequacy requirements to which they are subject.

         On October 15, 2008, Bank of Anderson, N.A., the assets of which represent approximately 25% of the Company's total consolidated assets, entered into a formal agreement with the Office of the Comptroller of the Currency (the "OCC") for the bank to take various actions with respect to the operation of the bank. The actions include:

          a. creation of a committee of the bank's board of directors to monitor compliance with the agreement and make monthly reports to the board of directors and the OCC;
          b. development, implementation and adherence to a program to improve the bank's loan portfolio management;
          c. adoption, implantation and adherence to written policies and procedures for maintaining an adequate allowance for loan and lease losses in accordance with generally accepted accounting principles and regulatory guidance;
          d. protection of its interest in its criticized assets (those assets classified as "loss," "doubtful," "substandard," or "special mention" by internal or external loan review or examination), and adoption, implementation and adherence to a written program designed to eliminate the basis of the criticism, as well as restricting further extensions of credit to borrowers whose loans are subject to criticism;
          e. development, implementation and adherence to a written program to improve its construction loans underwriting standards;
          f. adoption, implantation and adherence to a written asset diversification program that appropriately identifies and manages concentration of credit risk;
          g. adoption, implementation and adherence to a strategic plan, a capital program and a profit plan;
          h. ensuring that the level of liquidity at the bank is sufficient to sustain the bank's current operations and meet anticipated or extraordinary demand; and
          i. obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits.

         Additionally, the bank is required by the agreement to submit numerous periodic reports to the OCC regarding various aspects of the foregoing actions.

         The agreement resulted from the OCC's examination of the bank that commenced in the second quarter of 2008. Since the later part of 2006 the bank has experienced an increase in criticized assets as the economy in the bank's primary lending areas has come under increasing downward pressure. The substantive actions called for by the agreement should strengthen the bank and make it more efficient in the long-term. Implementation of the agreement will increase the bank's administrative costs somewhat in the near-term, but the amount of such increase is not expected to be material to the Company.

         As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                           To be well
                                                                                                        capitalized under
                                                                                   For capital          prompt corrective
                                                                                adequacy purposes       action provisions
                                                                                -----------------       -----------------
                                                             Actual                  Minimum                 Minimum
                                                             ------                  -------                 -------
                                                        Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                        ------       -----      ------       -----      ------       -----
                                                                          (dollar amounts in thousands)
Peoples Bancorporation, Inc.:
As of December 31, 2008
     Total Capital (to risk-weighted assets) .......    $45,435      10.77%     $33,749       8.00%        N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ......     40,040       9.49       16,877       4.00         N/A        N/A
     Tier 1 Capital (to average assets) ............     40,040       7.33       21,850       4.00         N/A        N/A

As of December 31, 2007
     Total Capital (to risk-weighted assets) .......     53,766      12.02       35,784       8.00         N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ......     49,456      11.06       17,886       4.00         N/A        N/A
     Tier 1 Capital (to average assets) ............     49,446       8.80       22,480       4.00         N/A        N/A

The Peoples National Bank:
As of December 31, 2008
     Total Capital (to risk-weighted assets) .......     34,922      12.44       22,458       8.00      $28,072      10.00%
     Tier 1 Capital (to risk-weighted assets) ......     31,297      11.15       11,228       4.00       16,841       6.00
     Tier 1 Capital (to average assets) ............     31,297       9.06       13,818       4.00       17,272       5.00

As of December 31, 2007
     Total Capital (to risk-weighted assets) .......     31,146      10.64       23,418       8.00       29,273      10.00
     Tier 1 Capital (to risk-weighted assets) ......     28,371       9.69       11,711       4.00       17,567       6.00
     Tier 1 Capital (to average assets) ............     28,371       8.52       13,320       4.00       16,650       5.00

Bank of Anderson, N.A.:
As of December 31, 2008 (1)
     Total Capital (to risk-weighted assets) .......     13,922      15.27       10,941      12.00         N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ......     12,777      14.02        9,113      10.00         N/A        N/A
     Tier 1 Capital (to average assets) ............     12,777       9.58       10,670       8.00         N/A        N/A

As of December 31, 2007
     Total Capital (to risk-weighted assets) .......     14,013      13.25        8,461       8.00       10,576      10.00
     Tier 1 Capital (to risk-weighted assets) ......     12,808      12.11        4,231       4.00        6,346       6.00
     Tier 1 Capital (to average assets) ............     12,808       8.34        6,143       4.00        7,679       5.00

Seneca National Bank:
As of December 31, 2008
     Total Capital (to risk-weighted assets) .......      7,198      14.44        3,988       8.00        4,985      10.00
     Tier 1 Capital (to risk-weighted assets) ......      6,574      13.19        1,994       4.00        2,990       6.00
     Tier 1 Capital (to average assets) ............      6,574       9.76        2,695       4.00        3,368       5.00

As of December 31, 2007
     Total Capital (to risk-weighted assets) .......      5,840      11.47        4,073       8.00        5,092      10.00
     Tier 1 Capital (to risk-weighted assets) ......      5,373      10.55        2,037       4.00        3,056       6.00
     Tier 1 Capital (to average assets) ............      5,373       7.82        2,748       4.00        3,435       5.00


(1) Minimum ratios have been revised to reflect minimum required regulatory ratios for this bank as required by the Comptroller.

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                    December 31,
                                                                                                    ------------
                                                                                          2008                         2007
                                                                                          ----                         ----
                                                                               Carrying         Fair         Carrying        Fair
                                                                                 amount         value         amount         value
                                                                                 ------         -----         ------         -----
Financial assets:
     Cash and due from banks ...........................................       $  7,874       $  7,874       $  8,618       $  8,618
     Interest-bearing deposits in other banks ..........................            765            765            643            643
     Federal funds sold ................................................          9,185          9,185          1,263          1,263
     Trading assets ....................................................             47             47              -              -
     Securities available for sale .....................................         96,003         96,003         84,796         84,796
     Securities held to maturity .......................................         12,651         12,666         13,102         13,113
     Other investments .................................................          3,546          3,546          4,795          4,795
     Loans (gross) .....................................................        398,711        395,447        418,998        412,240

                                                                                       2008                            2007
                                                                                       ----                            ----
                                                                            Carrying          Fair           Carrying         Fair
                                                                              amount          value           amount          value
                                                                              ------          -----           ------          -----

Cash surrender value life insurance ................................          11,815          11,815          11,350          11,350

Financial liabilities:
     Deposits ......................................................         445,369         442,221         417,621         418,273
     Securities sold under repurchase agreements ...................          22,181          22,181          19,824          19,824
     Federal funds purchased .......................................           1,028           1,028             429             429
     Advances from Federal Home Loan Bank ..........................          34,600          34,600          65,100          65,055
     Notes Payable - Other .........................................          11,000          11,000               -               -

         As noted in Note 1, effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring and disclosing fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

         SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

                                                             Quoted market             Significant            Significant
                                                            price in active         other observable         unobservable
                                                                markets                  inputs                 inputs
                                                               (Level 1)                (Level 2)              (Level 3)
                                                          -------------------     ------------------     ------------------
         Available for sale securities ...............    $        95,585,000     $          418,000     $                -
         Trading Assets ..............................                 47,000                      -
         Impaired loans ..............................                      -             16,671,000                      -
                                                          -------------------     ------------------     ------------------
                                                          $        95,632,000     $       17,089,000     $                -
                                                          ===================     ==================     ==================


         The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

         The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $16,671,000.

         FSP FAS 157-2 delays the implementation of SFAS No. 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

NOTE 20 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):

                            CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                             ------------
                                                                                     2008                   2007
                                                                                     ----                   ----
ASSETS
     Cash ................................................................      $         373        $        2,173
     Investment in bank subsidiaries .....................................             52,123                47,347
     Other assets ........................................................                287                 1,306
                                                                                -------------       ---------------
                                                                                $      52,783       $        50,826
                                                                                =============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Notes payable .......................................................      $      11,000       $             -
     Other liabilities ...................................................                271                   585
     Shareholders' equity ................................................             41,512                50,241
                                                                                -------------       ---------------
                                                                                $      52,783       $        50,826
                                                                                =============       ===============

                         CONDENSED STATEMENTS OF INCOME

                                                                                  For the years ended December 31,
                                                                                  --------------------------------
                                                                                     2008                   2007
                                                                                     ----                   ----
INCOME
     Fees and dividends from subsidiaries .................................     $        6,724      $         6,582
                                                                                --------------      ---------------

EXPENSES
     Interest expense .....................................................               104                     -
     Salaries and benefits ................................................             3,751                 3,814
     Occupancy ............................................................                 9                     8
     Equipment ............................................................               457                   436
     Other operating ......................................................             1,394                 1,129
                                                                                -------------       ---------------
                                                                                        5,715                 5,387
                                                                                -------------       ---------------


EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF BANK SUBSIDIARIES ............            (9,481)                3,121
                                                                                --------------      ---------------

         Income (loss) before income taxes ................................            (8,472)                4,316

INCOME TAX BENEFIT ........................................................               (96)                  (27)
                                                                                -------------       ---------------
         Net income (loss) ................................................     $      (8,376)      $         4,343
                                                                                =============       ===============

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                   For the years ended December 31,
                                                                                                   --------------------------------
                                                                                                         2008              2007
                                                                                                         ----              ----
 OPERATING ACTIVITIES
     Net income (loss) .........................................................................      $ (8,376)         $  4,343
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
              Equity in undistributed net (income) loss of bank subsidiaries ...................         9,481            (3,121)
              Cumulative effect of post retirement cost of life insurance ......................            72                93
              (Increase) decrease in other assets ..............................................         1,026              (172)
              Decrease in other liabilities ....................................................          (314)             (295)
                                                                                                      --------          --------
                  Net cash provided by operating activities ....................................         1,889               848
                                                                                                      --------          --------

FINANCING ACTIVITIES
     Payments for investments in bank subsidiaries .............................................       (12,500)                -
     Net change in borrowings ..................................................................        11,000                 -
     Proceeds from the exercise of stock options ...............................................            71               204
     Cash dividends ............................................................................        (1,060)           (1,343)
     Cash in lieu of fractional share on stock dividends and splits ............................             -                (5)
     Proceeds (repayment) of advances from subsidiaries ........................................        (1,200)              321
                                                                                                      --------          --------
                  Net cash used for financing activities .......................................        (3,689)             (823)
                                                                                                      --------          --------
                  Net increase (decrease) in cash ..............................................        (1,800)               25

CASH, BEGINNING OF YEAR ........................................................................         2,173             2,148
                                                                                                      --------          --------

CASH, END OF YEAR ..............................................................................      $    373          $  2,173
                                                                                                      ========          ========

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

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9 B.      OTHER INFORMATION

         The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2008 that was not so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information set forth under the captions "ELECTION OF DIRECTORS AND DIRECTORS WHOSE TERMS WILL CONTINUE AFTER THE 2009 ANNUAL MEETING," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2009 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

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

         The following table sets forth aggregated information as of December 31, 2008 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                  Number  of  securities      Weighted-average         Number of securities
                               to be issued upon           exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
------------------                  ---------------            --------------           -----------------
Equity compensation
Plans approved by
Security holders .............              146,263                    $ 10.56                   376,650

Equity compensation
Plans not approved
By security holders ..........                    -                          -                         -
                                            -------                    -------                   -------

Total ........................              146,263                    $ 10.56                   376,650
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

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets - December 31, 2008 and 2007

          Consolidated Statements of Income - Years ended December 31, 2008 and 2007

          Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

          Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2008 and 2007

          Notes to Consolidated Financial Statements - December 31, 2008

          (a) (3) Listing of Exhibits:

Exhibit No.                                    Description of Exhibit

3.1 Articles of Incorporation, as amended (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2004 and Registrant's Form 8-K filed January 16, 2009).

3.2       Bylaws,   as  amended   (incorporated  by  reference  to  exhibits  to
          Registrant's Current Report on Form 8-K filed November 24, 2008.

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

10.7 Employment Agreement, dated September 2, 2008 between the Company and William B. West (incorporated by reference to Form 8-K filed September 4, 2008).

10.8 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

10.9 Employment Agreement, dated September 2, 2008, between The Peoples National Bank and L. Andrew Westbrook, III (incorporated by reference to Form 8-K filed September 4, 2008).

10.10 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.11 Split Dollar Agreement between the Company and Ralph R. Ridgeway (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

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

10.17 Loan Agreement, Stock Pledge Agreement, and Promissory Note, dated October 1, 2008, in connection with $15,000,000 line of credit.

10.18 Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008.

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


                                       Peoples Bancorporation, Inc.


Dated:  March 25, 2009                 By:  s/R. Riggie Ridgeway
        --------------                      ---------------------------------
                                                R. Riggie Ridgeway
                                                President and Chief
                                                Executive Officer


Dated:  March 25, 2009                  By: s/Robert E. Dye, Jr.
                                            ------------------------------------
                                                Robert E. Dye. Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                      Title                        Date


s/ Paul C. Aughtry, III                              Director                   March 25, 2009
--------------------------------------------
Paul C. Aughtry, III

s/ Charles E. Dalton                                 Director                   March 25, 2009
--------------------------------------------
Charles E. Dalton

s/ Robert E. Dye, Jr.                                Senior Vice                March 25, 2009
--------------------------------------------
Robert E. Dye, Jr.                                   President, Secretary
                                                     and Director

s/ W. Rutledge Galloway                              Director                   March 25, 2009
--------------------------------------------
W. Rutledge Galloway

                                                     Director                   March 25, 2009
--------------------------------------------
R. David Land



                                                     Director                   March 25, 2009
--------------------------------------------
E. Smyth McKissick, III

                                                     Director                   March 25, 2009
--------------------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                             Chairman and               March 25, 2009
--------------------------------------------         Director
George B. Nalley, Jr.

s/ G. Weston Nalley                                  Director                   March 25, 2009
--------------------------------------------
G. Weston Nalley

s/ Timothy J. Reed                                   Director                   March 25, 2009
--------------------------------------------
Timothy J. Reed

s/ R. Riggie Ridgeway                                Chief Executive            March 25, 2009
--------------------------------------------         Officer and
R. Riggie Ridgeway                                   Director


s/ William R. Rowan, III                             Director                   March 25, 2009
--------------------------------------------
William R. Rowan, III

                                                     Director                   March 25, 2009
--------------------------------------------
D. Gray Suggs

s/ A. J. Thompson, Jr., M. D.                        Director                   March 25, 2009
--------------------------------------------
A.       J. Thompson, Jr., M. D.

s/ William B. West                                   Executive Vice             March 25, 2009
--------------------------------------------
William B. West                                      President, Treasurer
                                                     and Director

s/ L. Andrew Westbrook, III                          President, Chief           March 25, 2009
--------------------------------------------         Operating Officer,
L. Andrew Westbrook, III                             and Director

                                  EXHIBIT INDEX

Exhibit No.                        Description of Exhibit

3.1 Articles of Incorporation, as amended (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2004 and Registrant's Form 8-K filed January 16, 2009).

3.2       Bylaws,   as  amended   (incorporated  by  reference  to  exhibits  to
          Registrant's Current Report on Form 8-K filed November 24, 2008.

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

10.7 Employment Agreement, dated September 2, 2008 between the Company and William B. West (incorporated by reference to Form 8-K filed September 4, 2008).

10.8 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

10.9 Employment Agreement, dated September 2, 2008, between The Peoples National Bank and L. Andrew Westbrook, III (incorporated by reference to Form 8-K filed September 4, 2008).

10.10 Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

10.11 Split Dollar Agreement between the Company and Ralph R. Ridgeway (incorporated by reference to exhibits to Registrant's Form 10-K for the year ended December 31, 2002).

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

10.17 Loan Agreement, Stock Pledge Agreement, and Promissory Note, dated October 1, 2008, in connection with $15,000,000 line of credit.

10.18 Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008.

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.       Consent of Elliott Davis, LLC

31.1      Rule 13a-14(a) / 15d-14(a) Certifications

31.2      Rule 13a-14(a) / 15d-14(a) Certifications

32        Section 1350 Certifications