Form 10-K/A
period 2008-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2009-04-30
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ ] No [ ]  (Not yet applicable to Registrant)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE

         This Amendment No. 1 to Registrant's Form 10-K for the year ended December 31, 2008, is being filed for the purpose of including the information required by Part III of this form. Registrant had originally intended to incorporate the Part III information by reference into the Form 10-K pursuant to General Instruction G(3). However, Registrant subsequently delayed the date of its annual meeting of shareholders, and its definitive proxy materials will not be filed within 120 days of Registrant's fiscal year end as required by General Instruction G(3).

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

         As a result of the reductions in capital caused by operating losses at the Banks in 2008, the Company made capital injections into the Banks as follows: $9,000,000 at The Peoples National Bank, $2,000,000 at Bank of Anderson, N.A., and $1,500,000 at Seneca National Bank. The primary source of these capital injections was a loan from a correspondent bank. During the fourth quarter of 2008 the Company applied to sell preferred stock to the U. S. Department of the Treasury under its Capital Purchase Program. The Company has recently received preliminary approval to sell up to $12,644,000 of preferred stock to the Treasury. The Company is reviewing the costs and benefits of making such a sale but has not yet made a final decision.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

                      Directors Whose Terms Expire in 2009

         Timothy  J.  Reed,  age 51,  worked  for 20  years in the  frozen  food industry for Modern Storage, Co, Inc. as their Vice President in charge of marketing. Mr. Reed left that position in 2001, and was a real estate broker for Prudential, C. Dan Joyner, in Seneca, from 2007 to 2008. Since 2005, Mr. Reed has been a partner in Margin Holdings, Greenville, South Carolina. Mr. Reed is a past Chair of the Board of the United Way in Greenville, South Carolina, and a past Chair of the Clemson University Board of Visitors. Mr. Reed also serves as a Trustee of Columbia Theological Seminary, and on the Boards of the Metropolitan Arts Council, the Greenville Chamber of Commerce, and SC Launch. Mr. Reed has been a director of The Peoples National Bank, and a director of our Company since March 2007.

         Robert E. Dye, Jr., age 41, has served as our Senior Vice President, Chief Financial Officer and Secretary since April 2004. Prior to that time, Mr. Dye served as Director of Corporate Activities for our Banks and our Company from August 2002 through April 2004 and served as Director of Expansion and Development from November 1997 through July 2002. Prior to joining our Company, Mr. Dye was Vice President at Britt, Peters & Associates, Inc., an engineering firm in Greenville, South Carolina. Prior to that, Mr. Dye served as an engineer for the South Carolina operations of Vulcan Materials Company. Mr. Dye is a trustee and the treasurer of Baptist Healthcare System of South Carolina. Mr. Dye has been a director of The Peoples National Bank since 1997 and a director of our Company since 1997.

         W.  Rutledge  Galloway,  age 65,  has been Chief  Executive  Officer of
Galloway-Bell, Inc., a residential, industrial and commercial insulation contractor, since 1972. Mr. Galloway is a member of the Board of Trustees of Presbyterian College, and has previously served as a director of the Greenville, South Carolina Home Builders Association. Mr. Galloway has been a director of The Peoples National Bank since its formation in 1986, and a director of our Company since 1992.

         E. Smyth McKissick, III, age 52, has been President of Alice Manufacturing Company, a textile manufacturing company, since 1988. Mr. McKissick is a past Chairman of the National Council of Textile Organizations and past Chairman of the South Carolina Manufacturers Alliance. In addition, Mr. McKissick serves on the Board of Trustees of Clemson University, the Institute of Textile Technology, and serves on the Board of Trustees of Christ Church Episcopal School in Greenville, South Carolina. Mr. McKissick has been a director of The Peoples National Bank since 1992, and a director of our Company since 1993.

         William B. West, age 59, has served as our Executive Vice President and Treasurer since April 2004. Prior to that time, he served as our Senior Vice President and Chief Financial Officer from July 1998 until April 2004. Mr. West was Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director of First United Bancorporation, Executive Vice President and Cashier and a director of Anderson National Bank, Cashier of Spartanburg National Bank, Cashier and a director of Community Bank of Greenville, N.A., and Treasurer and a director of Quick Credit Corporation until the merger of First United Bancorporation into Regions Financial Corporation in June of 1998. Mr. West, who has 37 years of banking experience, began his career with the Office of the Comptroller of the Currency as a National Bank Examiner in 1972. Mr. West has been a director of our Company since 2000.

                      Directors Whose Terms Expire in 2011

         Charles E. Dalton, age 66, has been President and Chief Executive Officer of Blue Ridge Electric Cooperative, located in Pickens, South Carolina, since 1982. Mr. Dalton is past president of the Association of Electric Cooperatives of South Carolina. Mr. Dalton has been a director of The Peoples National Bank since 1992, a director of our Company since 1992, and a director of Bank of Anderson, N. A. since January 2006.

         George Weston Nalley, age 44, has been President of Nalley Construction Company, Inc., in Easley, South Carolina since 2000. Mr. Nalley currently serves on the Board of Visitors for Presbyterian College. Mr. Nalley has been a director of The Peoples National Bank since March 2005, and a director of our Company since June 2005. Mr. Nalley is the son of George B. Nalley, Jr.

         R. Riggie Ridgeway, age 62, has served as our Chief Executive Officer since April 2004. He was also our President from April 2004 through 2008. Prior to that time, Mr. Ridgeway served as our Executive Vice President. Mr. Ridgeway served as President and Chief Executive Officer of The Peoples National Bank from 1996 until April 2005. From 1986 until 1996, Mr. Ridgeway served as Executive Vice President and senior loan officer of The Peoples National Bank. Mr. Ridgeway, who has over 40 years of banking experience, began his banking career with South Carolina National Bank in 1969. In 1973, he accepted a job at Southern Bank and Trust Company (now Wachovia) in Greenville and served there in various capacities for over 10 years. In 1983, he began the commercial banking function at American Federal Savings Bank, also in Greenville, and remained there until 1986 when The Peoples National Bank was organized. Mr. Ridgeway has been a director of The Peoples National Bank since 1986, and a director of our Company since its formation in 1992.

         William R. Rowan, III, age 62, retired in 2005 following a 37-year career in banking. Mr. Rowan served as Regional President of BB&T with management responsibility for upstate South Carolina from 1990 until his retirement. Mr. Rowan had been with BB&T since 1987 when it acquired Community Bank of Greenville, South Carolina, where Mr. Rowan had been a banker since 1977. Mr. Rowan serves on the Board of Directors of First Nonprofit Insurance

Company, Chicago, Illinois. Mr. Rowan's past community activities include serving on the Boards of the Greenville County Redevelopment Authority, the Greenville Area Development Corporation, the Greenville Chamber of Commerce, St. Francis Bon Secours Hospital Foundation, the Greenville United Way and the Boys' Home of the South. Mr. Rowan has been a director of our Company since January 2006, a director of Peoples National Bank since October 2005, and a director of Bank of Anderson, N. A. since January 2006.

         D. Gray Suggs, age 48, has been a partner with Suggs Johnson, LLC, Certified Public Accountants and Consultants since 2006. Prior to 2006, Mr. Suggs was a shareholder with Elliott Davis, LLC in Anderson for eight years. He currently serves as a Board Member for Foothills Community Foundation, the Salvation Army, Young Life and Real Champions, and is a member of the Board of Visitors of Clemson University. Mr. Suggs has been a director of Bank of Anderson, N.A. since May 2006, and a director of our Company since March 2007.

         L. Andrew Westbrook, III, age 46, has served as the President and Chief Operating Officer of our Company since January 2009, and served as Executive Vice President of our Company from December 2006 through 2008. Mr. Westbrook has served as President and Chief Executive Officer of The Peoples National Bank since April 2005, and he also served as President and Chief Executive Officer of Bank of Anderson, N.A. from January 2006 to August 2008. Prior to that time, Mr. Westbrook served as Senior Vice President and City/Area Executive of Branch Bank & Trust in Greenville, South Carolina, from 2002 to 2005, and Senior Vice President and City/Area Executive of BB&T in Spartanburg, South Carolina from 1993 to 2002. Mr. Westbrook serves on the boards of the Blue Ridge Council of the Boy Scouts of America, Spartanburg Methodist College, and the University Center of Greenville. Mr. Westbrook has been a director of The Peoples National Bank since April 2005 and a director of our Company since July 2007.

                      Directors Whose Terms Expire in 2010

         Paul C. Aughtry, III, age 59, is a director and founder of Windsor/Aughtry Company, Inc., a real estate development and brokerage firm based in Greenville, South Carolina. Mr. Aughtry has served in these positions since 1988. Mr. Aughtry is also a principal of AHG Hotels, LLC, which is an owner and developer of hotels in the Southeast, and a director and principal of Hospitality America, Inc. of Nashville, Tennessee, a hotel management firm. Mr. Aughtry is currently chairman of Hilton Hotel Corporation's Hampton Inn Advisory Council, and is on Furman University's Advisory Board. Mr. Aughtry also serves on the Boards of the Upstate March of Dimes, the Greenville United Way, and as Chairman of the South Carolina Department of Health and Environmental Control. Mr. Aughtry is a director of The Peoples National Bank, and has been a director of our Company since March 2007.

         R. David Land, age 55, has been President and Chief Executive Officer of Bountyland Enterprises, Bountyland Petroleum, Inc., and Bountyland Food

Services, Inc., since 1978. In addition, Mr. Land is also the owner of EZ4U, LLC and a partner in Woods at Lake Keowee, Shaddowood, LLC, Ruffin Development, LLC and Litchfield Ventures, LLC, all of which are real estate companies. Mr. Land was a founding board member of Seneca National Bank in 1998, and is currently serving as its Chairman of the Board. Mr. Land has been a director of our Company since 2006.

         Eugene W. Merritt, Jr., age 65, has been co-owner and President of Merritt Brothers, Inc., a commercial landscape company, since 1971. In addition, Mr. Merritt is a co-owner of Merritt Brothers Tree Farm located in Easley, South Carolina. Mr. Merritt is currently serving as a member of the Board of Directors of the AgFirst Farm Credit Bank in Columbia, South Carolina. Mr. Merritt has been a director of The Peoples National Bank since 1992, and a director of our Company since 1993.

         George B. Nalley, Jr., age 70, has been Managing Partner of Nalley Commercial Properties since 1964, and is also Chairman of Nalley Construction Company, Inc., and Town `N Country Realty of Easley, Inc., each of which is located in Easley, South Carolina. Mr. Nalley has been a director of The Peoples National Bank since 1986, and a director of our Company since 1992. Mr. Nalley is the father of George Weston Nalley.

         A. J.  Thompson,  Jr.,  M.D.,  age 61, has practiced  ophthalmology  in
Easley, South Carolina since 1981. Dr. Thompson is currently serving as President of Keowee - Toxaway Co., LLC. Dr. Thompson has served on the Board of Visitors of Clemson University, the Boards of the South Carolina Society of Ophthalmology, the Rutland Center for Ethics of Clemson University, the Storm Eye Institute of the Medical University of South Carolina, Birchwood Center for Arts and Folk Life and the Blue Ridge Council of Boy Scouts of America. Dr. Thompson has been a director of The Peoples National Bank since its formation in 1986, and a director of our Company since 1992.

Executive Officers

         R. Riggie Ridgeway is our Chief Executive Officer, L. Andrew Westbrook, III is our President and Chief Operating Officer, and President and Chief Executive Officer of the Peoples National Bank, William B. West is our Executive Vice President and Treasurer, and Robert E. Dye, Jr. is our Senior Vice President, Chief Financial Officer and Secretary. Information about Messrs. Ridgeway, Westbrook, West and Dye, is provided above under "Election of Directors and Directors Whose Terms Will Continue After the 2009 Annual Meeting."

Section 16(A) Beneficial Ownership Reporting Compliance

         As required by Section 16(a) of the Securities Exchange Act of 1934, our directors, executive officers and certain individuals are required to report periodically their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission. Based on a review of Section 16(a) reports available to us and written representations of persons subject to
Section 16(a), it appears that all such reports for these persons were filed in a timely fashion during 2008.

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


ITEM 11. EXECUTIVE COMPENSATION

Overview of Executive Compensation

         Our Compensation Committee has developed and implemented a formalized salary administration program for all our personnel, including our executive officers. Elements of compensation for executive officers include a base salary, insurance and other related benefits, pension benefits, and, if performance goals are met, may include incentive cash awards, bonuses, and stock options. The Committee's objectives in setting, and reasons for paying, each element of executive compensation are:

          o    to attract, motivate and retain our key employees;
          o to maintain a base salary structure that is competitive in our marketplace;
          o to link annual incentive cash awards with specific profitability and performance goals; and
          o to provide long-term incentive awards in the form of stock options that couple management ownership with shareholder value.

         The Compensation Committee's philosophy is designed to reward our individual executive officers both for their personal performance and for performance of our Company with respect to growth in assets and earnings, expansion and increases in shareholder value. The Committee makes its decisions about allocations between long-term and current compensation, allocations between cash and non-cash compensation, and allocations among various forms of compensation, in its discretion based on the Committee's subjective assessment of how these allocations will best meet the Company's overall compensation goals outlined above.

         Each element of compensation has a specific purpose related to the Company's overall compensation objectives. For instance, base salaries are primarily designed to be competitive in the marketplace and to attract and retain key employees. Cash incentive awards are designed to align the employee's annual incentive compensation with the current stated financial objectives of the Company. Stock options provide very long-term incentives, in that they only have value to the employee if the Company's stock value increases over time. Vesting schedules and certain other elements of compensation, such as salary continuation plans for executive officers, are designed to provide incentives for our officers to remain in the employ of the Company.

         Certainly compensation issues have come to the forefront during the recent financial crises and economic downturn and created significant stress to any compensation structure. With limited visibility going forward, the Compensation Committee is committed to being responsive to the rapidly changing compensation arena as it reveals itself. The Committee's guiding principle will remain the creation of a Compensation Plan that will continue to attract and retain and properly reward exceptional talent based on their individual and collective performance as it directly relates to shareholder value.

Summary of Executive Officer Compensation

         The following table provides summary information for the years ended December 31, 2008 and 2007 concerning compensation awarded to, earned by, paid to or on behalf of, our Chief Executive Officer, and our two next most highly compensated executive officers whose total compensation in 2008 exceeded $100,000.

                           Summary Compensation Table

Name                          Year       Salary      Bonus     Option    Non-        Nonquali-     All           Total
and                                      ($)(1)       (2)      Awards    Equity      fied          Other          ($)
Principal                                                      ($)(3)    Incentive   Deferred      Compen-
Position                                                                 Plan        Compensa-     sation
                                                                         Compen-     tion             ($)
                                                                         sation      Earnings
                                                                             (4)       ($)
------------------              ----    --------     ------    -------   -------     ---------    ----------    --------
R. Riggie Ridgeway              2008    $294,789     $    0    $     0   $     0     $       0    $76,490(5)    $371,279
  Chief  Executive Officer      2007    $294,668     $    0    $     0   $25,638     $       0    $54,026       $374,332

William B. West                 2008    $192,318     $    0    $     0   $     0     $       0    $34,285(6)    $226,603
  Executive Vice President      2007    $187,917     $    0    $     0   $16,095     $       0    $18,257       $222,269

L. Andrew Westbrook, III        2008    $241,750     $    0    $ 8,181   $     0     $       0    $47,955(7)    $297,886
  President and Chief           2007    $220,250     $    0    $10,347   $18,444     $       0    $31,002       $280,043
  Operating Officer

(1) Includes amounts deferred and contributed to the 401(k) Plan by the named officer.
(2)  No cash bonuses were paid in 2008 or 2007.
(3) Options become exercisable at the time designated in the agreement under which they are granted, and are exercisable for a term not to exceed ten years after the date granted. Options are fully vested after five years from the date granted. The assumptions made in valuation of stock option awards are set forth in Note 16 to our audited financial statements for the year ended December 31, 2008, which are included in our Form 10-K for the year ended December 31, 2008 and in our 2008 Annual Report to Shareholders. The amounts shown in this column are the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with Financial Accounting Standard 123R, and do not represent dollar amounts paid to the executives.
(4) Payments under incentive cash compensation plan approved by the Compensation Committee and the Board of Directors based on the partial attainment of 2007 profitability goals at the Company level. In 2007, all officers, including the chief executive officer and all other executive officers of the Company and its subsidiaries, participated in the plan, which awarded at 8.7 percent of each executive officer's 2007 starting base salary level. No incentive cash awards were made in 2008.
(5) Includes director fees of $14,900; our contributions to the 401(k) Plan of $9,200; medical and dental insurance premiums of $5,227; and imputed income from term life insurance of $41,439. Also includes fees paid for country/eating clubs, costs paid for spouse attending conventions, the use of a Company-owned vehicle, and cellular phone service, which did not exceed $10,000 in the aggregate.
(6) Includes director fees of $3,500; our contributions to the 401(k) Plan of $8,339; medical and dental insurance premiums of $5,227; and imputed income from term life insurance of $11,905. Also includes fees paid for country/eating clubs, costs paid for spouse attending conventions, the use of a Company-owned vehicle, and cellular phone service, which did not exceed $10,000 in the aggregate.
(7) Includes director fees of $18,900; our contributions to the 401(k) Plan of $9,200; medical and dental insurance premiums of $5,227; and imputed income from term life insurance of $4,618. Also includes fees paid for country/eating clubs, costs paid for spouse attending conventions, the use of a Company-owned vehicle, and cellular phone service, which did not exceed $10,000 in the aggregate.

                Outstanding Equity Awards at 2008 Fiscal Year-End

         The following table provides information about stock options held by our executive officers at the end of 2008. We have not made any other equity-based awards to our executives.

                              Option Awards

        Name                  Number        Number         Option    Option
                              of            of             Exercise  Expiration
                              Securities    Securities     Price     Date
                              Underlying    Underlying       ($)
                              Unexercised   Unexercised
                              Options       Options
                                  (#)            (#)
                              Exercisable   Unexercisable
       ------------------     -----------   ------------    -------    --------
        R. Riggie Ridgeway               0              0         0          N/A
        William B. West                  0              0         0          N/A
        L. Andrew                    3,032          2,480    $10.25     04/01/16
        Westbrook, III (1)           2,354          1,926    $10.43     09/29/16
                                     2,569          3,853    $10.48     01/02/17

(1) Mr. Westbrook's options were granted on April 1, 2006, September 29, 2006 and January 2, 2007. The options vest over a five year period: 25% vest upon grant and an additional 15% vest on the anniversary of the grant each year thereafter. Six months must elapse between the date of grant and the date of sale of common stock acquired on exercise of the options. The options are exercisable for a period of ten years.

Noncompetition, Severance and Employment Agreements

         On February 23, 2005, we entered into Noncompetition, Severance and Employment Agreements with each of Messrs. Ridgeway and West, and on April 8, 2005, we entered into a Noncompetition, Severance and Employment Agreement with Mr. Westbrook. The term of each of the agreements was a rolling three-year period commencing on the date of each agreement, extending each day for an additional day, unless notice were given providing that the agreement would cease to extend automatically. Upon such notice, the term of the agreement would be three years from the date of the notice, unless the executive's employment were earlier terminated pursuant to the terms of the agreement.

         On August 1, 2008, the Board of Directors provided the required notice to each of Messrs. Ridgeway, West, and Westbrook that each of their agreements would, as of that date, cease automatically to extend, and, accordingly, each agreement would terminate on August 2, 2011. The Board of Directors also offered to replace each of the existing agreements with another agreement that provided for a one-year term that could be extended each year for an additional year at the discretion of the Board, and provided somewhat different benefits from those provided by the original agreements. Mr. Ridgeway declined the offer of a substitute agreement, and accordingly he remains subject to his existing agreement, which will terminate August 2, 2011, unless his employment is otherwise terminated earlier pursuant to the terms of the agreement.

         Messrs. West and Westbrook accepted the offer of substitute employment agreements, and on September 2, 2008, we entered into a substitute agreement with Mr. West, and The Peoples National Bank entered into a substitute agreement with Mr. Westbrook, and each of their Noncompetition, Severance and Employment Agreements, dated as of February 23, 2005, and April 8, 2005, respectively, was terminated.

Agreement with Mr. Ridgeway

         Mr. Ridgeway's agreement provides for a base salary of $275,000 per year, which may be adjusted by the Compensation Committee of our Board of Directors from time to time in its discretion, payment of annual incentive bonuses determined in accordance with the terms of any incentive plans adopted by the Board, stock options, an automobile, country club dues, and any other employee benefits we generally provide to our most highly ranking executives for so long as we provide such benefits.

         We may terminate Mr. Ridgeway's employment under the agreement for cause or as a result of disability, in which cases we will have no further obligations to make payments under the agreement. "Cause" is defined to include:
(a) willful and continued failure to implement or follow the directives, policies or procedures of the Board, willful violation of any state or federal law or regulation to which we are subject, gross malfeasance of duty, conduct grossly inappropriate to Mr. Ridgeway's office, or willful violation of the agreement which is demonstrably likely to lead to material injury to us; (b) any act that resulted or was intended to result in direct or indirect gain to or personal enrichment of Mr. Ridgeway at our direct or indirect expense; (c) any act that constitutes fraud, dishonesty, moral turpitude, gross negligence, or intentional damage to our property or business; (d) conviction (from which no appeal may be or is timely taken) of a felony; or (e) suspension or removal from office by federal or state banking regulatory authorities acting under lawful authority pursuant to provisions of federal or state law or regulation which may be in effect from time to time. In the case of clauses (a) and (b) above, however, such conduct shall not constitute cause unless we have given Mr.
Ridgeway written notice specifically setting forth the reasons the Board believes Mr. Ridgeway's conduct meets the criteria, provided him the opportunity to be heard in person by the Board, and after such hearing, two-thirds of the Board (excluding Mr. Ridgeway) adopts a resolution in good faith evidencing the termination. Additionally, such conduct also will not constitute cause if Mr. Ridgeway in good faith believed the conduct was in, or not opposed to, the interests of the Company, and was not intended to, and did not, result in his direct or indirect gain or personal enrichment.

         The agreement also provides that we may terminate Mr. Ridgeway other than for cause or for disability, but we must make payments to him under the agreement if we do so. If we terminate Mr. Ridgeway other than for cause or for disability and there has been a change in control, we must pay him immediately upon termination the full amount of compensation and benefits that would otherwise be payable under the agreement over the three years following the termination. If we terminate Mr. Ridgeway other than for cause or for disability in the absence of a change of control, we must pay him, as if he were still employed by us, the compensation and benefits that would otherwise be payable under the agreement for the remaining term of the agreement.

          The agreement defines "change of control" as any of the following: (a) an acquisition (other than directly from us) of any of our voting securities by any person immediately after which the person has beneficial ownership of 50% or more of the combined voting power of our then outstanding voting securities (however, such an acquisition by us or by certain entities controlled by us, or an acquisition in connection with a merger or similar transaction subsequent to which the persons who were our shareholders immediately prior to the transaction still own more than 50% of the voting power of the surviving entity in substantially the same proportion as their ownership immediately prior to the transaction and subsequent to which the persons who were members of our Board of Directors immediately prior to the transaction continue to constitute at least two-thirds of our Board after the transaction, will not be deemed to be a change of control); (b) the individuals who were members of our Board of Directors as of the date of the agreement, or persons subsequently elected by a vote of at least two-thirds of those directors, cease for any reason to constitute at least two-thirds of our Board; (c) approval by our shareholders of a merger, consolidation or reorganization, unless the persons who were our shareholders immediately prior to the transaction still own more than 50% of the voting power of the surviving entity after the transaction in substantially the same proportion as their ownership immediately prior to the transaction and the persons who were members of our Board of Directors immediately prior to the transaction continue to constitute at least two-thirds of our Board after the transaction; (d) approval by our shareholders of a complete liquidation or dissolution of our Company; (e) approval by our shareholders of an agreement for the sale or other disposition of all or substantially all of our assets (other than to one of our subsidiaries); or (f) the occurrence of any other event or circumstance that our Board determines affects our control. The agreement further provides that, if Mr. Ridgeway's employment is terminated prior to a change of control and he reasonably demonstrates that termination was at the request of a third party who indicated an intention or took steps reasonably calculated to effect a change of control and who actually effectuated a change of control, or that termination otherwise occurred in connection with, or in anticipation of, a change of control that actually occurred, then the date of the change of control with respect to the executive will mean the date immediately prior to the date of termination of his employment.

         Under the agreement, Mr. Ridgeway also has the right to terminate his employment after a change of control and we would be required to make payments to him. If he terminates his employment and such termination constitutes an involuntary termination, we must pay him immediately upon termination the full amount of compensation and benefits that would otherwise be payable under the agreement over the three years following the termination. If he terminates his employment and such termination constitutes a voluntary termination, we must pay him immediately upon termination the full amount of compensation and benefits that would otherwise be payable under the agreement for one year following the date of his voluntary termination. If he terminates his employment and the termination does not constitute an involuntary termination or a voluntary termination, we will have no further obligations to make payments under the agreement.

         Under the agreement, "involuntary termination" means the termination of employment by Mr. Ridgeway within one year following a change in control which is due to: (i) a material change of his responsibilities, position, office, title, reporting relationships or working conditions, authority or duties; (ii) a material change in the terms (including the rolling three-year termination date) of the  agreement;  (iii) a  material  reduction  in his  compensation  or
benefits;       (iv)      a      forced       relocation       outside       the
Anderson/Easley/Greenville/Spartanburg metropolitan area; (v) a significant increase in his travel requirements; (vi) our insolvency; or (vii) our breach of any material provision of the agreement. We have 30 days after written notice is given to us to remedy any of these circumstances, and if we do so, no involuntary termination will be deemed to have occurred. Furthermore, if Mr. Ridgeway consents in writing to any of the events listed in (i) through (vii) above, or if he has not objected in writing to any of such events within three months after occurrence, such event or events will not constitute the basis for treating any termination of his employment as an involuntary termination.

         Under the agreements, "voluntary termination" means the termination by Mr. Ridgeway of his employment within one year following a change in control which is not the result of any of the events that would be deemed an involuntary termination.

         If Mr. Ridgeway dies while employed by us, we will have no further obligations to make payments under the agreement.

         If we are required to make severance payments under the agreement, (i) the amount of annual salary will be deemed to be the annualized salary being paid immediately prior to the termination, (ii) the annual amount of unfixed compensation (such as a bonus) will be deemed to be equal to the average of such compensation over the three year period immediately prior to the termination, and (iii) the annual amount of benefits will be deemed to be the sum of our cost of providing the benefits to Mr. Ridgeway for the twelve month period ending immediately prior to the termination.

         If we terminate Mr. Ridgeway other than for cause, or in the event of a voluntary or involuntary termination as described above, or in the event of his death while in our employment, all of his rights to awards of share grants or unexpired options will be deemed to have vested and become immediately exercisable, and will be released from all conditions and restrictions on transfer, except for restrictions on transfer pursuant to the Securities Act of 1933, as amended.

         If any payment provided for in the agreement would, if paid, constitute a "golden parachute payment" as defined in 12 C.F.R. ss. 359.1(f) as in effect on the date of the agreement, our obligation to make such payment will be subject to an additional condition that the circumstances which cause the payment to be a "golden parachute payment" shall have ceased to exist, but such payment will become payable in full at such time as the condition is met, together with interest at the prime rate, compounded annually, from the date such payment would have been due had it not been a "golden parachute payment" until paid.

         If we determine, on the date of a change in control, that the payments provided for in the agreement would constitute "excess parachute payments," under Section 280G of the Internal Revenue Code of 1986, as amended, then the compensation we would be required to pay under the agreement will be reduced to the point at which such compensation will not qualify as an "excess parachute payment."

         Other provisions of the agreement require Mr. Ridgeway to maintain the confidentiality of information obtained from us during employment with us and for a period of 24 months after termination of his employment with us. The agreement also prohibits Mr. Ridgeway from competing with us or soliciting our customers or employees for a period of one year after termination of employment by us for cause or by him in the absence of a change of control. There are no limitations on competition or solicitation of customers or employees if Mr. Ridgeway's employment is terminated following a change in control, at the request of a third party in anticipation of a change of control that actually occurs, or otherwise with or in anticipation of, a change of control that actually occurs.

Agreements with Messrs. West and Westbrook

         The employment agreements with Messrs. West and Westbrook terminate December 31, 2009, but provide for our Board of Directors (with respect to Mr.
West) or our Bank (with respect to Mr. Westbrook) to meet annually in May of each year (beginning in 2009) to determine whether to extend the agreement for an additional year.

         Mr. West's annual base salary of $193,800 and Mr. Westbrook's annual base salary of $248,000, as provided under their respective employment agreements, are subject to potential annual increases at the discretion of the respective boards of directors. Messrs. West and Westbrook are also eligible for annual performance based cash compensation and stock-based awards as determined by the respective boards of directors or pursuant to applicable incentive or benefit plans adopted by us. Additionally, they will each be provided with an automobile and country club dues not to exceed $400 monthly, and will be eligible to receive any other employee benefits generally provided by us or our Bank to our respective most highly ranking executives. Messrs. West and Westbrook are also eligible to receive a separate Salary Continuation Agreement that provides nonqualified deferred compensation benefits.

         Under their respective employment agreements, Messrs. West and Westbrook may be terminated for cause or as a result of disability for a period of 180 days, in which cases we will have no further obligations to make payments past the date of such termination, except that in the case of a termination as a result of disability, we must additionally pay the executive a bonus equal to a pro rata portion of his previous year's bonus. "Cause" is defined to include:
(a) the commission of a willful or grossly negligent act or omission which is intended to cause, actually causes, or is reasonably likely to cause us material harm; (b) indictment for the commission or perpetration of any felony or any crime involving dishonesty, moral turpitude or fraud; (c) material breach of this agreement; (d) the receipt by us of notice that a regulatory agency intends to institute regulatory action of any kind against the executive or us, provided that it is determined by the respective boards of directors in good faith that the executive's actions contributed to the initiation of such regulatory action or that the termination of the executive would materially assist us in complying with the action or in avoiding adverse effects from such action; (e) the exhibition of behavior within the scope of employment that is materially disruptive to our business operations; or (f) failure to devote full business time and attention to employment duties.

         We may also terminate Messrs. West's and Westbrook's employment without cause, but we must make payments to them if we do so. In the case of a termination without cause of either Mr. West or Mr. Westbrook, the terminated executive will be entitled to receive severance compensation for 24 months in an amount equal to 100% of his then current monthly base salary, together with a bonus equal to a pro rata portion of his previous year's bonus.

         If either executive dies while employed by us, we will be obligated to pay his estate any sums due and owing through the end of the month during which the death occurred. Additionally, we must pay the executive's estate a bonus equal to a pro rata portion of the executive's previous year's bonus.

         Under the agreements, Messrs. West and Westbrook also have the right to terminate their employment at any time upon written notice to us. In such event, we will only be obligated to pay any amounts due and owing up to and including the date of such termination.

         The employment agreements with Messrs. West and Westbrook also provide for change in control benefits, regardless of whether the executive remains employed by us or our successor following a change in control. In the event of a change in control (as defined by Treasury Regulation Section 1.409A-3(i)(5), the executive will be entitled to cash compensation equal to three times his then current annual base salary as well as a bonus equal to a pro rata portion of his previous year's bonus. Additionally, any outstanding incentive awards or stock options shall become fully vested.

         At the time of any termination of employment for any reason, we will enter into a Severance Agreement and Release with the terminated executive acknowledging any remaining obligations. This agreement will also discharge both us and the executive from any claims or obligations arising out of or in connection with the executive's employment, including the circumstances surrounding the termination.

         If the executive is suspended or temporarily prohibited from conducting our affairs by any action by any applicable regulatory or other legal authority and is not terminated from employment with us, our obligations under the applicable employment agreement will be suspended as of the earlier of the date of such suspension or the date on which the executive was provided with notice of any suspension action. If the charges underlying any suspension action are thereafter dismissed, we will reinstate any obligations to the executive which were suspended and will be obligated to pay the executive all compensation withheld during the period of suspension.

         If we determine that any payments provided for in the agreement would constitute "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986, as amended, then the compensation we would be required to pay under the agreement will be reduced to an amount the value of which is $1.00 less than the maximum amount that could be paid to the executive without the compensation being treated as an "excess parachute payment."

         Other provisions of the agreements with Messrs. West and Westbrook require them to maintain the confidentiality of information obtained from us during employment with us (including trade secrets) and for a period of 24 months after termination of their employment with us. The agreements also prohibit the executives from competing with us or soliciting our customers or employees for a period of 24 months after termination of employment with us. In the event that we terminate either executive without cause, the terminated executive will have the option to reduce the noncompetition and nonsolicitation provisions in the agreement to any period not less than 12 months, but will be required to accept a pro rata reduction in any severance benefits payable by us for each month the restrictive period is decreased.

         The foregoing is merely a summary of certain provisions of the employment agreements, and is qualified in its entirety by reference to such agreements, which have been filed with the Securities and Exchange Commission. This summary does not create any rights in any person.

Retirement Benefits

Salary Continuation Agreements

         We have entered into Salary Continuation Agreements with Messrs. Ridgeway, West, Westbrook, and Dye. The agreements provide for payments of benefits to Messrs. Ridgeway, West, Westbrook and Dye commencing at their retirements at age 65, or earlier to the respective executive's beneficiary in the event of the executive's death. We have purchased universal life insurance policies on the lives of Messrs. Ridgeway, West, Westbrook and Dye, which are reflected in our balance sheet as other assets. Although we plan to use these policies to fund our obligations under the agreements, our obligations are independent of the policies.

         Agreement with Mr. Ridgeway

         The agreement with Mr. Ridgeway provides that if his employment is terminated at or after he reaches age 65, we will pay him an annual retirement benefit of 35% of his final salary. This benefit is payable in monthly installments beginning in the month after his retirement and continuing for the greater of his life or 239 months. This amount is currently estimated to be $116,019 per year at Mr. Ridgeway's projected normal retirement date.

         In the event that Mr. Ridgeway's employment with us is terminated prior to his retirement for any reason other than death or disability or for cause, the agreement provides that he will be paid a retirement benefit beginning at age 65 of $103,141.

         In the event that Mr. Ridgeway's employment with us is terminated prior to age 65 due to disability, in lieu of the benefits set forth above, he will be paid an annual benefit after he reaches age 65 of $116,019.

         In the event that Mr. Ridgeway dies while he is employed by us, his agreement provides that his beneficiary shall receive an amount of $609,439. This amount would be paid in a lump sum.

         Agreements with Messrs. West and Westbrook

         The agreements with each of Messrs. West and Westbrook provide that if their employment with us is terminated at the later of age 65 or upon "separation of service" (as defined in Sections 414(b) and 414(c) the Internal Revenue Code), we will pay them an annual benefit of 15% of their final pay. The agreements define "final pay" as the executive's highest annualized base salary (before reduction for compensation deferred pursuant to all qualified, non-qualified, and Internal Revenue Code Section 125 plans) from the three years prior to separation from service, including the year separation from service occurs. This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following retirement. We refer to this benefit as the "normal retirement benefit." These annual amounts are currently estimated to be $38,254 and $78,375 for Messrs. West and Westbrook, respectively, at each of their projected normal retirement dates.

         The agreements with each of Messrs. West and Westbrook provide that if their employment with us is terminated prior to age 65, except following a change of control or due to death, disability or termination for cause, we are required to pay them the vested percentage, determined as of the end of the plan year preceding separation from service, of the normal retirement benefit referred to in the paragraph above pursuant to a vesting schedule. For Mr. West, the vesting schedule ranges from 3.98% for the plan year ending September 30, 2008 to 100% at or after January 31, 2015. For Mr. Westbrook, the vesting schedule ranges from 2.29% for the plan year ending September 30, 2008 to 100% at or after May 27, 2027. This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following the executive's reaching age 65.

         The agreements with each of Messrs. West and Westbrook provide that if their employment with us is terminated prior to age 65 due to disability, we are required to pay them the vested percentage, determined as of the end of the plan year preceding separation from service, of the normal retirement benefit pursuant to a vesting schedule. For Mr. West, the vesting schedule ranges from 19.91% for the plan year ending September 30, 2008 to 100% at or after January 31, 2015. For Mr. Westbrook, the vesting schedule ranges from 11.43% for the plan year ending September 30, 2008 to 100% at or after May 27, 2027. This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following the executive's reaching age 65.

         The agreements with each of Messrs. West and Westbrook provide that if there is a separation of service following a change in control, we are required to pay them 100% of 15% of final pay (as defined above) increased by 4% annually until they reach age 65. This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following the executive's reaching age 65.

         The agreements define "change of control" as the occurrence of a "change in ownership" or a "change in effective control" of our Company or any affiliated corporation, as described in Treasury Regulations Section 1.409A-3(g)(5) (we refer to these terms collectively as "change in control events"). To qualify as a change in control, the occurrence of the change in control event must be objectively determinable. To constitute a change in control, the change in control event must relate to (i) the corporation for which the executive is performing services at the time of the change in control;
(ii) the corporation that is liable for the payment of the deferred compensation; or (iii) a corporation that is a majority shareholder of a corporation identified in subparagraph (i) or (ii) above, or any corporation in a chain of corporations in which each corporation is a majority shareholder of another corporation in the chain, ending in a corporation identified in subparagraph (i) or (ii) above.

         A "change in ownership" of a corporation occurs on the date that any one person, or more than one person acting as a group, acquires ownership of stock of the corporation that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of such corporation. However, if any one person, or more than one person acting as a group, is considered to own more than 50 percent of the total fair market value or total voting power of the stock of a corporation, the acquisition of additional stock by the same person or persons is not considered to cause a change in ownership of the corporation or to cause a change in the effective control of the corporation.

         Even if a corporation has not undergone a change in ownership, a "change in effective control" of a corporation occurs on the date that either:
(i) any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the corporation possessing 35 percent or more of the total voting power of the stock of such corporation; or (ii) a majority of members of the corporation's board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the corporation's board of directors prior to the date of the appointment or election.

         The agreements provide that commencement of payments will be deferred for six months if failure to do so would cause a violation of Internal Revenue Code Section 409A. In such event, any distribution which would otherwise be paid to the executive within the first six months following the separation from service will be accumulated and paid to the executive in a lump sum the first day of the seventh month following the separation from service. All subsequent distributions will be paid in the manner specified.

         The agreements provide that, if either of Messrs. West or Westbrook dies while in active service to us, we are required to pay his designated beneficiary 15% of final pay (as defined above) increased by 4% annually until they reach age 65. This payment is to be made as a lump sum present value of the projected stream of payments at normal retirement within 60 days after we receive a copy of the death certificate. If the executive dies after any benefit distributions have commenced under the agreement, but before receiving all such distributions, we are required to pay his beneficiary the remaining benefits at the same time and in the same amounts that would have been distributed to the executive had the executive survived. If the executive is entitled to benefit distributions under the agreement, but dies prior to the commencement of benefit distributions, we are required to pay his beneficiary the same benefits that the executive was entitled to prior to death except that the benefit distributions will commence within 30 days following our receipt of the death certificate.

         We are not required to make any payments to Messrs. West or Westbrook if we terminate their employment for cause or if they are subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act.

         The agreements also provide that Messrs. West and Westbrook will forfeit their payments under the agreements if, while they are employed by us or while they are receiving payments under the agreements, they, directly or indirectly, own, manage, operate, control, are employed by, consult with, participate in, or are connected in any manner with the ownership, employment, management, operation, consulting or control of any financial services institution that competes with us.

         The foregoing is merely a summary of certain provisions of the Salary Continuation Agreements and is qualified in its entirety by reference to the agreements, which have been filed with the Securities and Exchange Commission.

Death Benefits - Split Dollar Life Insurance

         We provide Mr. Ridgeway with a life insurance policy and have entered into a Split Dollar Agreement with him relating thereto. We are the owner of the policy and pay all of the premiums on the policy. Upon Mr. Ridgeway's death, the agreement requires payment to us of proceeds equal to the greater of (a) the cash surrender value of the policy, or (b) the aggregate premiums we have paid on the policy, less any indebtedness to the insurer. Any remaining amount of proceeds is required to be paid to Mr. Ridgeway's designated beneficiary or any assignee, but only if he was employed by us at normal retirement age. The agreement defines "normal retirement age" as the earliest of Mr. Ridgeway's 65th birthday, the date of termination of his employment as a result of disability, or the date of a change of control.

         The agreement defines "change of control" as any of the following: (a) direct or indirect acquisition by any person within any 12 month period of securities representing an aggregate of 20% percent or more of the combined voting power of our outstanding securities; (b) during any period of two consecutive years, individuals who at the beginning of such period constitute our Board, cease for any reason to constitute at least a majority of our Board, unless the election of each new director was approved in advance by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period; (c) consummation of (i) a merger, consolidation or other business combination of our Company unless our outstanding common stock immediately prior to the transaction would continue to represent at least 67% of the outstanding common stock of the surviving entity immediately following such transaction; or (ii) a plan of complete liquidation of our Company or an agreement for our sale or disposition of all or substantially all of our assets; or (d) the occurrence of any other event or circumstance which is not covered by
(a) through (c) above which the Board of Directors of the Company determines affects control of our Company and, in order to implement the purposes of the Split-Dollar Agreement, adopts a resolution that such event or circumstances constitutes a change of control for the purposes of the agreement.

         We may not sell, surrender or terminate the policy unless we first offer Mr. Ridgeway the right to purchase it for an amount equal to the cash surrender value. After termination of Mr. Ridgeway's employment at normal retirement age, we are required to maintain the policy in full force and effect unless we replace it with comparable coverage. We impute income to Mr. Ridgeway in an amount equal to the current term rate for his age multiplied by the aggregate death benefit payable to his beneficiary. The "current term rate" is defined as the minimum amount required to be imputed under Revenue Rulings 64-328 and 66-110, or any subsequent applicable authority.

         The foregoing is merely a summary of the Split Dollar Agreement, and is qualified in its entirety by reference to the agreement itself, which is filed with the Securities and Exchange Commission. This summary does not create any rights in any person.

1993 Incentive Stock Option Plan

         The 1993 Peoples Bancorporation, Inc. Incentive Stock Option Plan (the "1993 Plan") reserved 890,968 shares (as adjusted for stock dividends and stock splits since inception of the plan) for issuance upon exercise of options under the plan, and provided for the grant of options at the discretion of our Board of Directors or a committee designated by the Board to administer the 1993 Plan. The option exercise price was required be at least 100% of the fair market value of the stock on the date the option was granted (or 110% in the case of an option granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company), and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of the holder's Stock Option Agreement and the 1993 Plan. Stock options granted pursuant to the 1993 Plan expire no later than ten years from the date on which they are granted, except in the case of options granted to ten percent shareholders, which expire not later than five years from the date on which they are granted. The 1993 Plan had a ten-year term and has, therefore, terminated. Although options may still be exercised under the 1993 Plan, no further options may be granted under the 1993 Plan.

2004 Stock Option Plan

         The 2004 Stock Option Plan (the "2004 Plan") reserved 355,535 shares (as adjusted for stock splits and stock dividends since inception of the plan) for issuance pursuant to the exercise of options under the 2004 Plan. The plan is administered by our Board of Directors or a committee appointed by the Board. Options awarded under the plan may be "incentive stock options" within the meaning of the Internal Revenue Code or non-qualified options. Options may be granted pursuant to the 2004 Plan to persons who are directors, officers or key employees of the Company or any subsidiary (including officers who are employees) at the time of grant. Our Board of Directors or the committee selects the persons to receive grants under the 2004 Plan and determines the number of shares covered by options granted under the plan. All stock options will have such exercise prices as may be determined by the Board of Directors or the committee at the time of grant, but such prices may not be less than the fair market value of our common stock (as determined in accordance with the plan) at the date of grant. The Board of Directors or the committee may set other terms for the exercise of the options but may not grant to any one holder more than $100,000 of incentive stock options (based on the fair market value of the optioned shares on the date of the grant of the option) which first become exercisable in any calendar year. No options may be exercised after ten years from the date of grant, and options may not be transferred except by will or the laws of descent and distribution. Incentive stock options may be exercised only while the optionee is an employee of our Company, within three months after the date of termination of employment, or within twelve months of death or disability, but only to the extent the option has not expired.

         The number of shares reserved for issuance under the 2004 Plan, the number of shares covered by outstanding options and the exercise price of options will be adjusted in the event of changes in the number of outstanding shares of common stock effected without our receipt of consideration. All outstanding options will become immediately exercisable in the event of a change of control, or imminent change of control, of our Company (both as defined in the plan). In the event of an extraordinary corporate action (as described in the plan), subject to any required shareholder approval, the Board of Directors or the committee, in its sole discretion, may also cancel and pay for outstanding options. The Board or committee also has the power to accelerate the exercise date of outstanding options at any time. The Board of Directors may alter, suspend or discontinue the plan, but may not increase (except as discussed above) the maximum number of shares reserved for issuance under the plan, materially increase benefits to participants under the plan, or materially modify the eligibility requirements under the 2004 Plan without shareholder approval or ratification. The 2004 Stock Option Plan will terminate on April 6, 2014, and no options will be granted thereunder after that date.

         The foregoing summaries of the 1993 Stock Option Plan and the 2004 Stock Option Plan are qualified in their entirety by reference to the plans, which have been filed with the Securities and Exchange Commission as exhibits to registration statements on Forms S-8 in 2004.

Compensation of Directors

Directors' Fees

         We paid director fees of $500 per quarterly board meeting in 2008, with the Chairman of the Board receiving an additional $500 per quarterly Board meeting. We also paid committee fees of $250 per meeting in 2008. We paid the chair of each committee an additional $100 for each meeting.

         Most of our directors also served as a director of one of our Banks in 2008. The Peoples National Bank paid director fees of $950 per meeting in 2008, with the Chairman receiving an additional $475 per meeting; Bank of Anderson, N.
A. paid director fees of $500 per meeting in 2008, with the Chairman receiving an extra $250 per meeting; and Seneca National Bank paid director fees of $300 per meeting in 2008 with the Chairman receiving an extra $200 per meeting in 2008. The Peoples National Bank paid committee fees of $200 per meeting in 2008; Bank of Anderson, N. A. paid committee fees of $150 per meeting in 2008; and Seneca National Bank paid committee fees of $100 per meeting in 2008. The chairs of the Banks' committees each receive an additional $100 per committee meeting. Payment of director fees is not contingent upon attendance at regularly scheduled board meetings, but attendance is required for payment in connection with special called board meetings.

         Information about fees paid to each director in 2008 is set forth in the "Director Compensation" table below.

1997 Non-Employee Director Stock Option Plan

         The 1997 Non-Employee Director Stock Option Plan (the "1997 Plan") initially reserved 410,479 shares (as adjusted for stock splits and stock dividends since inception of the plan) for issuance upon exercise of options under the 1997 Plan, and provided for the granting to our non-employee directors of options under a non-discretionary formula set forth in the 1997 Plan. The option exercise price of each option was required to be not be less than 100% of the fair market value of the shares of our common stock on the date of grant, and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of the holder's stock option agreement and the 1997 Plan. Stock options granted pursuant to the 1997 Plan expire no later than ten years from the effective date of the 1997 Plan.

          The 1997 Plan terminated on April 14, 2007, and no further options may be granted under the plan (though outstanding options may still be exercised until their expiration dates).

2007 Non-Employee Director Stock Option Plan

         The 2007 Non-Employee Director Stock Option Plan (the "2007 Plan") was approved by our shareholders at the 2007 Annual Meeting. The provisions of the 2007 Plan are substantially the same as the provisions of the 1997 Plan and the plan is, in essence, an extension of the 1997 Plan. The 1997 Plan expired with 88,715 shares (as adjusted for stock dividends since inception of the plan) shares still reserved for grant that could no longer be granted because of expiration of that plan. Accordingly, the Board adopted, and shareholders approved, the new 2007 Plan reserving 88,715 shares (as adjusted for stock dividends since inception of the plan) for issuance upon exercise of options granted under the 2007 Plan. The 2007 Plan is also a formula plan that provides for an annual grant after each annual meeting of shareholders of 500 shares to each person who has served as a non-employee director of the Company or its bank subsidiaries during the preceding year, with a maximum grant to any director of 5,000 shares in the aggregate under the 1997 and 2007 Plans. Options granted under the 2007 Plan are exercisable immediately upon grant. The option exercise price of each option must not be less than 100% of the fair market value of the shares of our common stock on the date of grant, and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of the holder's stock option agreement and the 2007 Plan. Stock options granted pursuant to the 2007 Plan expire no later than ten years from the effective date of the 2007 Plan. Information about individual grants under the plan in 2008 is provided in the table below.

                           2008 Director Compensation

         The table below provides information about the compensation we paid to each of our non-employee directors in 2008. Information about compensation we paid to our executive officers who are also directors, including compensation paid to them in their capacity as directors, is provided in the Summary Compensation Table above.

            Name                  Fees       Stock     Option       Non-Equity        Nonqualified        All Other          Total
                                 Earned     Awards     Awards     Incentive Plan        Deferred        Compensation          ($)
                                   or         ($)        (2)       Compensation       Compensation
                                Paid in                                 ($)             Earnings
                                  Cash
                                  (1)
--------------------           -------     -------    ------       -------------      -------------     -------------        -------
Paul C. Aughtry, III           $16,800         0        $920                  0                 0                  0         $17,720
Charles E. Dalton              $27,400         0           0                  0                 0                  0         $27,400
W. Rutledge Galloway           $24,750         0           0                  0                 0                  0         $24,750
R. David Land                  $13,950         0        $920                  0                 0                  0         $14,870
E. Smyth McKissick, III        $14,400         0           0                  0                 0                  0         $14,400
Eugene W. Merritt, Jr.         $15,150         0           0                  0                 0                  0         $15,150
George B. Nalley, Jr.          $24,450         0           0                  0                 0                  0         $24,450
George Weston Nalley           $20,050         0        $920                  0                 0                  0         $20,970
Timothy J. Reed                $17,400         0        $920                  0                 0                  0         $18,320
William R. Rowan, III          $32,800         0        $920                  0                 0                  0         $33,720
D. Gray Suggs                  $13,550         0        $920                  0                 0                  0         $14,470
A. J. Thompson, Jr., M.D.      $11,600         0           0                  0                 0                  0         $11,600

(1) Includes payment of directors' fees for service on the board of the Company, fees for service as chairman of the board, and fees for service on the boards of our subsidiary banks. Also includes the payment of fees for attendance at meetings of committees of the boards that the director serves on as well as fees for service as chairman of a board committee
(2) The assumptions made in valuation of option awards are set forth in Note 16 to the Company's audited financial statements for the year ended December 31, 2008, which are included in our Form 10-K for the year ended December 31, 2008 and in our 2008 Annual Report to Shareholders. The amounts shown in these columns are the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R), and do not represent dollar amounts paid to the directors. Mr. Aughtry, Mr. Land, Mr. G. W. Nalley, Mr. Reed, Mr. Rowan and Mr. Suggs were granted options to purchase 500 shares each on May 15, 2008 with a fair value at the time of grant of $1.84 per share, computed in accordance with FAS 123(R). These options granted in 2008 vested immediately. The aggregate number of stock options outstanding at fiscal year-end 2008 for each director is as follows: Mr. Aughtry, 500 shares; Mr. Dalton, 4,318 shares; Mr. Land, 7,177 shares; Mr. McKissick, 4,318 shares; Mr. Merritt, 4,318 shares; Mr. G. W. Nalley, 1,576 shares; Mr. Reed, 500 shares; Mr. Rowan, 1,025 shares; Mr. Suggs, 1,025 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Five Percent Beneficial Owners

         The following table shows information as of December 31, 2008 about persons who are known to us to own beneficially more than five percent of our outstanding common stock.

                                               Amount and Nature of                   Percent of
Name and Address                               Beneficial Ownership                     Class
----------------                               --------------------                     -----

Robert E. Dye, Jr. (1)                                480,220                            6.79%
     P. O. Box 1989
     Easley, South Carolina 29641

Alexander C. Dye (2)                                  458,832                            6.49%
     P. O. Box 1989
     Easley, South Carolina 29641

(1) Includes 221,732 shares owned by Mr. Dye's wife and 21,364 shares held as custodian for Mr. Dye's minor children.
(2) Includes 193,486 shares owned by Mr. Dye's wife, 34,483 shares owned jointly with Mr. Dye's wife, and 24,891 shares held as custodian for Mr. Dye's minor children.

Beneficial Ownership of Management

         The following table shows information as of March 24, 2009, about shares of our common stock owned by (i) each of our directors, (ii) each director nominee, (iii) each of our executive officers named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.


                                                 Amount and Nature
          Name (and address of 5%                  of Beneficial                Exercisable              Percent
             Beneficial Owner)                       Ownership               Stock Options(1)          Of Class(2)
-------------------------------------------- --------------------------    ----------------------    ----------------

Paul C. Aughtry, III (3)                                58,909                           500              0.83%
Charles E. Dalton  (4)                                  38,553                         4,318              0.54%
Robert E. Dye, Jr. (5)                                 480,220                         5,883              6.79%
    P. O. Box 1989
    Easley, South Carolina 29641
W. Rutledge Galloway (6)                               172,035                             0              2.43%
R. David Land                                           20,942                         7,177              0.30%
E. Smyth McKissick, III                                163,629                         4,318              2.31%
Eugene W. Merritt, Jr. (7)                              54,097                         4,318              0.76%
George B. Nalley, Jr. (8)                              171,811                             0              2.43%
George Weston Nalley                                    29,365                         1,576              0.42%
Timothy J. Reed                                          5,750                           500              0.08%
R. Riggie Ridgeway (9)                                 115,383                             0              1.63%
William R. Rowan, III                                    9,747                         1,025              0.14%
D. Gray Suggs                                            3,128                         1,025              0.04%
A. J. Thompson, Jr., M.D. (10)                         188,254                             0              2.66%
William B. West (11)                                    37,102                             0              0.52%
L. Andrew Westbrook, III (12)                           19,318                         7,955              0.27%

All Directors and Executive Officers as a            1,568,243                        38,595             22.06%
Group (16 persons)

Unless  otherwise  indicated,   the  named  individuals  have  sole  voting  and
investment  power with respect to all shares.

(1) Shares represented by these options are also included in the column showing the number of shares of common stock beneficially owned.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for purposes of computing the percentage of ownership of the option holder, but not for the purpose of computing the percentage of ownership of any other person. Unless otherwise indicated, the named individual or entity has sole voting and investment power with respect to all shares.

(3)  Includes 472 shares owned by Mr. Aughtry's wife.
(4)  Includes 3,657 shares owned jointly with Mr. Dalton's wife.
(5) Includes 221,732 shares held by Mr. Dye's wife and 21,364 shares held as custodian for Mr. Dye's minor children.
(6)  Includes 77,343 shares owned jointly with Mr. Galloway's wife.
(7) Includes 14,675 shares owned jointly with Mr. Merritt's wife and 6,869 shares held by Mr. Merritt's wife.
(8) Includes 29,452 shares owned by Mr. Nalley's wife and an aggregate of 57,878 shares held in two trusts administered by Mr. Nalley.
(9)  Includes 22,380 shares held jointly with Mr. Ridgeway's wife.
(10) Includes 41,308 shares held by Dr. Thompson's wife and 25,558 shares held by Dr. Thompson's son.
(11) Includes 17,364 shares owned jointly with Mr. West's wife.
(12) Includes 210 shares owned by Mr. Westbrook's wife and 525 shares hold as custodian for Mr. Westbrook's minor children.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2008 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                  Number  of  securities      Weighted-average         Number of securities
                               to be issued upon           exercise price of        remaining available for
                               exercise of                 outstanding options,     future issuance
                               outstanding options,        warrants and rights      under equity compensation
                               warrants and rights                                  plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                                          (a)                        (b)                      (c)
--------------------           --------------------        ------------------       ---------------------
Equity compensation
Plans approved by
Security holders                        146,263                    $ 10.56                   376,650

Equity compensation
Plans not approved
By security holders                           -                          -                         -
                                        -------                    -------                   -------

Total                                   146,263                    $ 10.56                   376,650
                                        =======                    =======                   =======

         For further information about the Company's plans as set forth in the above table, see Note 16 of the consolidated financial statements set forth in
Item 8 of this Form 10-K.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Certain Relationships and Related Transactions

         Our Banks, in the ordinary course of their business, make loans to, accept deposits from, and provide other banking services to certain of our directors and executive officers, their associates and members of their immediate families. Loans are made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Banks, and do not involve more than the normal risk of collectibility or present other unfavorable features. Rates paid on deposit accounts and fees charged for other banking services, and other terms of these transactions, are also the same as those prevailing at the time for comparable transactions with other persons. The Banks expect to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, their associates, and members of their immediate families. The aggregate dollar amount of loans outstanding at each of December 31, 2008 and 2007 was $12,231,000 and $11,043,000 respectively. During 2008, $4,331,000 in new loans were made and repayments totaled $3,143,000. None of such loans have been on non-accrual status, 90 days or more past due, or restructured at any time.

         From time to time, we may also enter into other types of business transactions or arrangements for services with our directors, officers, principal shareholders, or their associates and members of their immediate families. These types of transactions or services might include, among others, construction-related services, legal services, real estate brokerage services, and public relations services. We only enter into such arrangements if we determine that the prices or rates offered are comparable to those available to us from unaffiliated third parties. We do not have written policies or procedures with respect to such transactions.

Director Independence

         Our Board of Directors has determined that none of Messrs. Aughtry, Dalton, Galloway, Land, McKissick, Merritt, G. B. Nalley, G. W. Nalley, Reed, Rowan, Suggs, or Thompson has a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such director is independent as defined in The Nasdaq Stock Market, Inc. Marketplace Rules, as modified or supplemented (the "Nasdaq Rules"). As disclosed under "Certain Relationships and Related Transactions" above, each of our independent directors and some of their affiliates have loan, deposit and other banking relationships with our Bank. These relationships are not considered by our Board to compromise their independence.

         Each member of our Audit, Compensation and Nominating Committees is independent as such term is defined by the Nasdaq Stock Market, Inc. Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Auditors

         Set forth below is information about fees billed by Elliott Davis, LLC, our independent auditors, for audit services rendered in connection with our consolidated financial statements and reports for the years ended December 31, 2008 and 2007, and for other services rendered during such years, on our behalf, as well as all out-of-pocket expenses incurred in connection with these services, which have been billed to us.

                                Year Ended                  Year Ended
                            December 31, 2008           December 31, 2007
                            -----------------           -----------------
Audit Fees                       $ 82,050                     $73,500
Audit-Related Fees                 11,945                      11,130
Tax Fees                           15,550                      14,845
All Other Fees                          -                           -
                                        -                           -
         Total                   $109,545                     $99,475

Audit Fees

         Audit fees include fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in our quarterly reports, and services that are normally provided by our independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees

         Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under "Audit Fees." These services include employee benefit plan audits, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees

         Tax fees include fees for tax compliance/preparation and other tax services. Tax compliance/preparation includes fees billed for professional services related to federal and state tax compliance. Other tax services include fees billed for other miscellaneous tax consulting and planning.

All Other Fees

         All other fees would include fees for all other services other than those reported above.

         In making its decision to recommend appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2009, our

Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors

         Our Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) provided by the independent auditors, subject to possible limited exceptions for non-audit services described in Section 10A of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to completion of the audit. The Committee may delegate to one or more designated members of the Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Committee at its next scheduled meeting.

         General pre-approval of certain audit, audit-related and tax services is granted by the Committee at the first quarter Committee meeting. The Committee subsequently reviews fees paid. Specific pre-approval is required for all other services. During 2008, all audit and permitted non-audit services were pre-approved by the Committee.

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

3.2       Bylaws,   as  amended   (incorporated  by  reference  to  exhibits  to
          Registrant's Current Report on Form 8-K filed November 24, 2008).

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

10.17 Loan Agreement, Stock Pledge Agreement, and Promissory Note, dated October 1, 2008, in connection with $15,000,000 line of credit (previously filed).

10.18 Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (previously filed).

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.       Consent of Elliott Davis, LLC

31.1      Rule 13a-14(a) / 15d-14(a) Certifications

31.2      Rule 13a-14(a) / 15d-14(a) Certifications

32        Section 1350 Certifications

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Peoples Bancorporation, Inc.


Dated:  April 22, 2009                 By:  s/R. Riggie Ridgeway
        --------------                      ------------------------------------
                                                R. Riggie Ridgeway
                                                President and Chief
                                                Executive Officer


Dated:  April 22, 2009                  By: s/Robert E. Dye, Jr.
        --------------                      ------------------------------------
                                                Robert E. Dye. Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                      Title                        Date


                                                     Director
--------------------------------------------
Paul C. Aughtry, III

s/ Charles E. Dalton                                 Director                   April 22, 2009
--------------------------------------------
Charles E. Dalton

s/ Robert E. Dye, Jr.                                Senior Vice                April 22, 2009
--------------------------------------------
Robert E. Dye, Jr.                                   President, Secretary
                                                     and Director

s/ W. Rutledge Galloway                              Director                   April 22, 2009
--------------------------------------------
W. Rutledge Galloway

s/R. David Land                                      Director                   April 22, 2009
--------------------------------------------
R. David Land




                                                     Director
--------------------------------------------
E. Smyth McKissick, III

                                                     Director
--------------------------------------------
Eugene W. Merritt, Jr.

s/ George B. Nalley, Jr.                             Chairman and               April 22, 2009
--------------------------------------------         Director
George B. Nalley, Jr.

s/ G. Weston Nalley                                  Director                   April 22, 2009
--------------------------------------------
G. Weston Nalley

s/ Timothy J. Reed                                   Director                   April 22, 2009
--------------------------------------------
Timothy J. Reed

s/ R. Riggie Ridgeway                                Chief Executive            April 22, 2009
--------------------------------------------         Officer and
R. Riggie Ridgeway                                   Director


s/ William R. Rowan, III                             Director                   April 22, 2009
--------------------------------------------
William R. Rowan, III

s/D. Gray Suggs                                      Director                   April 22, 2009
--------------------------------------------
D. Gray Suggs

                                                     Director
--------------------------------------------
A. J. Thompson, Jr., M. D.

s/ William B. West                                   Executive Vice             April 22, 2009
--------------------------------------------
William B. West                                      President, Treasurer
                                                     and Director

s/ L. Andrew Westbrook, III                          President, Chief           April 22, 2009
--------------------------------------------         Operating Officer,
L. Andrew Westbrook, III                             and Director

                                  EXHIBIT INDEX

Exhibit No.                        Description of Exhibit

3.1 Articles of Incorporation, as amended (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2004 and Registrant's Form 8-K filed January 16, 2009).

3.2       Bylaws,   as  amended   (incorporated  by  reference  to  exhibits  to
          Registrant's Current Report on Form 8-K filed November 24, 2008).

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

10.17 Loan Agreement, Stock Pledge Agreement, and Promissory Note, dated October 1, 2008, in connection with $15,000,000 line of credit (previously filed).

10.18 Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (previously filed).

21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.       Consent of Elliott Davis, LLC

31.1      Rule 13a-14(a) / 15d-14(a) Certifications

31.2      Rule 13a-14(a) / 15d-14(a) Certifications

32        Section 1350 Certifications