Form 10-Q
period 2009-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2009-05-11
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended            Commission file
                  March 31, 2009                    000-20616

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

                                 Yes [ ] No [X]

The number of outstanding shares of the issuer's $1.11 par value common stock as of May 4, 2009 was 7,070,139.

PART I - FINANCIAL  INFORMATION

Item 1. Financial Statements

         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
         (Dollars in thousands except per share data)

                                                                                      March 31,         March 31,       December 31,
                                                                                        2009              2008              2008
                                                                                      Unaudited         Unaudited          Audited
                                                                                      ---------         ---------          -------
ASSETS
CASH AND DUE FROM BANKS ....................................................         $   4,075          $   8,980         $   7,874
INTEREST-BEARING DEPOSITS IN OTHER BANKS ...................................            24,945                983               765
FEDERAL FUNDS SOLD .........................................................                 -              6,796             9,185
                                                                                     ---------          ---------         ---------
     Total cash and cash equivalents .......................................            29,020             16,759            17,824
SECURITIES
     Trading assets ........................................................                58                  -                47
     Available for sale ....................................................            94,227             80,807            96,003
     Held to maturity (market value of $12,110, $12,878
         and $12,666) ......................................................            12,039             12,878            12,651
     Other investments, at cost ............................................             3,856              4,877             3,546
LOANS-less allowance for loan losses of $7,613, $3,665 and $9,217 ..........           384,837            419,826           389,494
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization .........................................            12,954             13,740            13,200
ACCRUED INTEREST RECEIVABLE ................................................             2,592              3,147             2,685
ASSETS ACQUIRED IN SETTLEMENT OF LOANS .....................................             4,921                930             5,428
CASH SURRENDER VALUE OF LIFE INSURANCE .....................................            11,935             11,456            11,815
OTHER ASSETS ...............................................................             6,659                998             7,182
                                                                                     ---------          ---------         ---------
         TOTAL ASSETS ......................................................         $ 563,098          $ 565,418         $ 559,875
                                                                                     =========          =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ...................................................         $  43,743          $  47,070         $  51,091
     Interest-bearing ......................................................           411,430            381,740           394,278
                                                                                     ---------          ---------         ---------
         Total deposits ....................................................           455,173            428,810           445,369
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS ............................................................            15,681             18,840            22,181
FEDERAL FUNDS PURCHASED ....................................................                 -                  -             1,028
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ....................................            34,000             63,000            34,600
NOTES PAYABLE - OTHER ......................................................            11,000                  -            11,000
ACCRUED INTEREST PAYABLE ...................................................             2,928              3,668             2,636
OTHER LIABILITIES ..........................................................             2,007                488             1,549
                                                                                     ---------          ---------         ---------
         Total Liabilities .................................................           520,789            514,806           518,363
                                                                                     ---------          ---------         ---------
SHAREHOLDERS' EQUITY
Preferred stock - 15,000,000 authorized, no
       shares outstanding ..................................................                 -                  -                 -
Common stock - 15,000,000 shares authorized, $1.11
       Par value per share, 7,070,139 shares, 7,057,551 shares
       and 7,070,139 shares outstanding, respectively ......................             7,848              7,834             7,848
Additional paid-in capital .................................................            41,767             41,643            41,752
Retained earnings ..........................................................            (9,006)               132            (9,564)
Accumulated other comprehensive income .....................................             1,700              1,003             1,476
                                                                                     ---------          ---------         ---------
         Total Shareholders' Equity ........................................            42,309             50,612            41,512
                                                                                     ---------          ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................         $ 563,098          $ 565,418         $ 559,875
                                                                                     =========          =========         =========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Income                                                          (Unaudited)
       (Dollars in thousands except per share data)                                                 Three Months Ended
                                                                                                          March 31,
                                                                                               2009                       2008
                                                                                               ----                       ----
INTEREST INCOME
   Interest and fees on loans ...............................................           $          6,176           $          7,504
   Interest on securities
       Taxable ..............................................................                        876                        792
       Tax-exempt ...........................................................                        385                        370
   Interest on federal funds ................................................                          -                         20
                                                                                        ----------------           ----------------
Total interest income .......................................................                      7,437                      8,686
                                                                                        ----------------           ----------------
INTEREST EXPENSE
   Interest on deposits .....................................................                      2,811                      3,586
   Interest on federal funds purchased and securities
       sold under repurchase agreements .....................................                         28                        107
    Interest on notes payable Federal Home Loan Bank ........................                         50                        672
    Interest on notes payable - other .......................................                        143                          -
                                                                                        ----------------           ----------------
Total interest expense ......................................................                      3,032                      4,365
                                                                                        ----------------           ----------------
     Net interest income ....................................................                      4,405                      4,321

PROVISION FOR LOAN LOSSES ...................................................                        705                        235
                                                                                        ----------------           ----------------
Net interest income after provision for loan losses .........................                      3,700                      4,086
                                                                                        ----------------           ----------------
NON-INTEREST INCOME
   Service charges on deposit accounts ......................................                        401                        460
   Customer service fees ....................................................                         42                         48
   Mortgage banking .........................................................                        194                        131
   Brokerage services .......................................................                         38                         60
   Bank owned life insurance ................................................                        134                        124
   Other noninterest income .................................................                        178                        145
   Gain on sale of available for sale securities ............................                          -                          2
   Gain(loss) on sale of assets acquired in settlement of loans .............                         49                         (9)
                                                                                        ----------------           ----------------
           Total non-interest income ........................................                      1,036                        961
                                                                                        ----------------           ----------------
NON-INTEREST EXPENSES
   Salaries and benefits ....................................................                      2,145                      2,486
   Occupancy and equipment ..................................................                        547                        564
   Marketing and advertising ................................................                         31                        137
   Communications ...........................................................                         65                         71
   Printing and supplies ....................................................                         39                         57
   Bank paid loan costs .....................................................                        220                        135
   ATM/Debit card expenses ..................................................                         97                         81
   Legal and professional fees ..............................................                        151                         82
   Director fees ............................................................                         92                        111
   Regulatory assessments ...................................................                        250                         84
   Other post employment benefits ...........................................                         91                         87
   Other operating expenses .................................................                        356                        362
                                                                                        ----------------           ----------------
             Total non-interest expenses ....................................                      4,084                      4,257
                                                                                        ----------------           ----------------
   Income before income taxes ...............................................                        652                        790
PROVISION FOR INCOME TAXES ..................................................                         94                        177
                                                                                        ----------------           ----------------
   Net income ...............................................................           $            558           $            613
                                                                                        ================           ================
INCOME PER COMMON SHARE:
   BASIC ....................................................................           $           0.08           $           0.08
                                                                                        ================           ================
   DILUTED ..................................................................           $           0.08           $           0.08
                                                                                        ================           ================
WEIGHTED AVERAGE COMMON SHARES:
   BASIC ....................................................................                  7,070,139                  7,409,579
                                                                                        ================           ================
   DILUTED ..................................................................                  7,131,592                  7,410,586
                                                                                        ================           ================
DIVIDENDS PAID PER COMMON SHARE .............................................           $              -           $           0.05
                                                                                        ================           ================

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
               for the Three months ended March 31, 2008 and 2009
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                          Accumulated
                                                         Common stock           Additional                   other         Total
                                                         ------------            paid-in     Retained   comprehensive  shareholders'
                                                     Shares        Amount        capital     earnings       income        equity
                                                     ------        ------        -------     --------       ------        ------
Balance, December 31, 2007 ...................     7,056,337     $   7,833     $  41,624    $        -      $     784     $  50,241
                                                                                                                          ---------
Net income ...................................             -             -                         613              -            613
Other comprehensive income,
 net of tax:
  Unrealized holding gains on
    securities available for sale,
    net of income taxes of $16 ...............             -             -             -             -            217           217
  Reclassification adjustments
    for gains included in net
    income net of incomes taxes
    of $0 ....................................             -             -             -             -              2             2
                                                                                                                          ---------
Comprehensive income .........................                                                                                  832
Cash dividends ...............................             -             -             -          (353)             -          (353)
Proceeds from stock options
     exercised ...............................         1,214             1             5             -              -             6
Stock-based compensation .....................             -             -            14             -              -            14
Cumulative effect of post
  retirement cost of life insurance ..........             -             -             -          (128)             -          (128)
                                                   ---------     ---------     ---------     ---------      ---------     ---------
Balance, March 31, 2008 ......................     7,057,551     $   7,834     $  41,643     $     132      $   1,003     $  50,612
                                                   =========     =========     =========     =========      =========     =========


Balance, December 31, 2008 ...................     7,070,139     $   7,848     $  41,752     $  (9,564)     $   1,476     $  41,512
                                                                                                                          ---------
Net income ...................................             -             -                         558              -           558
Other comprehensive income,
 net of tax:
   Unrealized holding gains on
    securities available for sale,
     net of income taxes of $116 .............             -             -             -             -            224           224
                                                                                                                          ---------
Comprehensive income .........................                                                                                  782
Stock-based compensation .....................             -             -            15             -              -            15
                                                   ---------     ---------     ---------     ---------      ---------     ---------
Balance, March 31, 2009 ......................     7,070,139     $   7,848     $  41,767     $  (9,006)     $   1,700     $  42,309
                                                   =========     =========     =========     =========      =========     =========





See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

          Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows                                                          (Unaudited)
                         (Dollars in thousands)                                                               Three months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                          2009                 2008
                                                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $    558           $    613
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Gain on sale of securities available for sale .............................................                 -                 (2)
   Gain from trading assets ..................................................................               (11)                 -
   (Gain) loss on sale of assets acquired in settlement of loans .............................               (49)                 7
   Provision for loan losses .................................................................               705                235
   Depreciation and amortization .............................................................               260                275
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                 1                  3
   Stock-based compensation ..................................................................                15                 14
   Postretirement cost of insurance for split-dollar life
       insurance coverage ....................................................................                 -               (128)
   Decrease in accrued interest receivable ...................................................                93                174
   Decrease in other assets ..................................................................               458                 31
   Increase (decrease) in accrued interest payable ...........................................               292               (797)
   Increase (decrease) in other liabilities ..................................................               458               (275)
                                                                                                        --------           --------
     Net cash provided by operating activities ...............................................             2,780                150
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................                 -               (444)
   Purchases of securities available for sale ................................................            (2,022)              (513)
   Purchases of other investments ............................................................               (61)               (82)
   Proceeds from principal pay-downs on securities available for sale ........................             2,893              2,141
   Proceeds from the maturities and calls of securities available for sale ...................             1,000              2,250
   Proceeds from the sale of securities available for sale ...................................                 -                455
   Proceeds from the maturities and calls of securities held to maturity .....................               605                655
   Investment in bank owned life insurance ...................................................              (120)              (106)
   Proceeds from the sale of other real estate owned .........................................             2,746                 31
   Net increase (decrease) in loans ..........................................................             1,713             (5,373)
   Purchase of premises and equipment ........................................................               (14)              (258)
                                                                                                        --------           --------
     Net cash provided by (used in) investing activities .....................................             6,740             (1,244)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..................................................................             9,804             11,189
   Net decrease in securities sold under repurchase
     agreements ..............................................................................            (6,500)              (984)
   Net decrease in federal funds purchased ...................................................            (1,028)              (429)
   Net decrease in notes payable to Federal Home Loan Bank ...................................              (600)            (2,100)
   Proceeds from the exercise of stock options ...............................................                 -                  6
   Cash dividend .............................................................................                 -               (353)
                                                                                                        --------           --------
     Net cash provided by financing activities ...............................................             1,676              7,329
                                                                                                        --------           --------
     Net increase  in cash and cash equivalents ..............................................            11,196              6,235
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            17,824             10,524
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 29,020           $ 16,759
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  2,740           $  3,539
                                                                                                        ========           ========
     Income Taxes ............................................................................          $     22           $     27
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

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 2008 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.

COMMON STOCK

     No cash dividends were declared by the Board of Directors during the first quarter of 2009.

EARNINGS PER SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2009 and 2008 was 7,070,139 and 7,409,579, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,131,592 and 7,410,586 for the three months ended March 31, 2009 and 2008.

STOCK-BASED COMPENSATION

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 36,549 shares remain outstanding and exercisable under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 53,208 shares remain outstanding and exercisable under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plan" and the "1997 Non-Employee Directors Stock Option Plan." The exercise price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earliest of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At March 31, 2009, an aggregate of 375,650 shares were reserved for issuance on exercise of options under all four of these plans. During the first three months of 2009, options to purchase 1,000 shares were granted with a weighted average fair value of $3.25 per share. The following is a summary of the status of the Company's plans as of March 31, 2009 and changes during the three months ended March 31, 2009.

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                        Shares           Price
                                                        ------           -----

Outstanding, December 31, 2008 ...................     146,263        $   10.56
Granted ..........................................       1,000        $    3.25
Exercised ........................................           -        $    0.00
Forfeited ........................................      (2,915)       $   12.62
                                                       ------
Outstanding, March 31, 2009 ......................     144,348        $   10.47
                                                       =======

Options Exercisable, March 31, 2009 ..............     116,966        $   10.56
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

         The Company's policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of March 31, 2009.

POSTRETIRMENT SPLIT-DOLLAR LIFE INSURANCE

         In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF Issue No. 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Opinion ("APB") No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. EITF 06-04 was effective for annual or interim reporting periods beginning after December 15, 2007.

         In March 2007, the EITF reached a final conclusion on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any asset should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 was for fiscal years beginning after December 15, 2007.

         The adoption of EITF 06-4 and 06-10 by the Company on January 1, 2008 resulted in a $128,000 decrease to the Company's retained earnings.

FAIR VALUE

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


         Assets and Liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

                                                                                                                       Significant
                                                                      Quoted market price       Significant other      unobservable
                                                                       in active markets        observable inputs        inputs
  March 31, 2009                                                            (Level 1)               (Level 2)           (Level 3)
                                                                            ---------               ---------           ---------
Available for sale
  investment securities ...................................                $93,736,000             $   491,000          $       -
Trading assets ............................................                     58,000                       -                  -
Impaired loans ............................................                          -              11,356,000                  -
                                                                           -----------             -----------          ---------

Total .....................................................                $93,794,000             $11,847,000          $       -
                                                                           ===========             ===========          =========

         The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

         The Company is predominantly a cash-flow based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $11,356,000.

Recent Developments

         On April 24, 2009, the Company sold 12,660 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, (the "Series T Stock") and 633 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the "Series W Stock") to the U. S. Treasury, pursuant to its Capital Purchase Program, for an aggregate purchase price of $12,660,000. Each share of the preferred stock has a liquidation preference of $1,000.00 and may be redeemed by the Company, subject to certain limitations, for $1,000.l00 per share. The annual dividend on the Series T Stock is 5% for the first five years and 9% thereafter. The annual dividend on the Series W Stock is 9%. Other terms of the Series T Stock and the Series W Stock limit the Company's ability to pay common stock dividends or make repurchases of common stock under certain circumstances. Further, the Company's purchase agreement with the U. S. Treasury and the laws authorizing the Capital Purchase Program impose various limitations and requirements on the Company's compensation of its senior executive officers. See the Company's Form 8-K filed with the Securities and Exchange Commission on April 28, 2009 for additional details of the preferred stock and the purchase agreement.

         The Company used a portion of the proceeds of the sale of the preferred stock to repay the outstanding $11,000,000 drawn on a line of credit with a correspondent bank the proceeds of which were used to inject capital into the Company's Banks and, consequently, has $15,000,000 available under that line.

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

          All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "outlook," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements included in Item 8--"Financial Statements and Supplementary Data" of the Company's 2008 Annual Report on Form 10-K.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. Many of the Company's estimates also rely heavily on real estate appraisals by third parties which are themselves estimates. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the "Provision and Allowance for Loan Losses, Loan Loss Experience" section in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2008 Annual Report on Form 10-K and the "Balance Sheet Review--Allowance for Loan Losses" and "Earnings Performance--Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2008 Annual Report on Form 10-K. Results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be attained for any other period.

Overview

         The Company is a bank holding company with three wholly-owned bank subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

         Currently, the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from nine full-service banking offices located in the Upstate Area of South Carolina.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net income for the first quarter of 2009 was $558,000 or $0.08 per diluted share compared to $613,000 or $0.08 per diluted share for the first quarter of 2008, a decrease of $55,000 or 9.0%. Return on average equity for the three months ended March 31, 2009 was 4.10% compared to 4.91% for the three months ended March 31, 2008. Return on average assets for the three months ended March 31, 2009 was 0.31% compared to 0.44% for the three months ended March 31, 2008.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $84,000, or 1.9%, to $4,405,000 for the quarter ended March 31, 2009 compared to $4,321,000 for the quarter ended March 31, 2008. The Company's net interest margin was 3.49% for the quarter ended March 31, 2009 compared to 3.32% for the quarter ended March 31, 2008.

         The Company's total interest income for the first quarter of 2009 was $7,437,000 compared to $8,686,000 for the first quarter of 2008, a decrease of $1,249,000, or 14.4%. Interest and fees on loans, the largest component of total interest income, decreased by $1,328,000 in the first quarter of 2009 to $6,176,000 compared to $7,504,000 for the first quarter of 2008, a decrease of 17.7%. The decrease in interest and fees on loans for the three-month period was due to lower market interest rates, a decrease in outstanding loan balances, and higher levels of non-performing assets. Interest on taxable securities, the second largest component of total interest income, increased by $84,000 in the first quarter of 2009 to $876,000 compared to $792,000 for the first quarter of 2008, an increase of 10.6%. The increase in interest on taxable securities for the three-month period was due to higher average balances.

         The Company's total interest expense for the first quarter of 2009 was $3,032,000 compared to $4,365,000 for the first quarter of 2008, a decrease of $1,333,000, or 30.5%. Interest expense on deposits, the largest component of total interest expense, decreased by $775,000 in the first quarter of 2009 to $2,811,000 compared to $3,586,000 for the first quarter of 2008, a decrease of 21.6%. The decrease in interest expense on deposits for the three-month period ended March 31, 2009 compared to the same period in 2008 is largely attributable to lower funding rates, partially offset by higher average balances. Interest on notes payable-other, the second largest component of total interest expense increased to $143,000 in 2009 compared to no expense in the same period of 2008. This expense is due to the line of credit that was drawn by the Company in the fourth quarter of 2008. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the third largest component of total interest expense, decreased $622,000 or 92.6% to $50,000 for the three months ended March 31, 2009 compared to $672,000 for the three months ended March 31, 2008, attributable to significantly lower interest rates paid and lower average balances. Interest on federal funds purchased and securities sold under repurchase agreements, the fourth component of total interest expense, decreased $79,000 or 73.8% to $28,000 in the first quarter of 2009 compared to $107,000 for the first quarter of 2008, largely attributable to lower interest rates paid.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended March 31, 2009 was $705,000 compared to $235,000 for the three months ended March 31, 2008, an increase of $470,000 or 200.0%. The changes in the Company's provision for loan losses for the first quarter of 2009 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income increased $75,000 or 7.8% to $1,036,000 for the first quarter of 2008 compared to $961,000 for the first quarter of 2008. Service fees on deposit accounts, the largest component of non-interest income, decreased $59,000 or 12.8% to $401,000 for the first quarter of 2009 compared to $460,000 for the first quarter of 2008.

         Mortgage banking fees increased from $131,000 in the first quarter of 2008 to $194,000 in the first quarter of 2009, an increase of $63,000, or 48.1%, due to increases in the levels of residential mortgage loan originations at the Banks. Bank owned life insurance income increased $10,000 or 8.1% in the first quarter of 2009 to $134,000 compared to $124,000 for the first quarter of 2008, representing higher growth rates on the cash surrender values of these policies. Brokerage service income decreased from $60,000 in the first quarter of 2008 to $38,000 in the first quarter of 2009, a decrease of $22,000 or 36.7% due to lower commissions from both the volume and mix of products.

         There was a gain of $49,000 in the first quarter of 2009 on the sale of assets acquired in settlement of loans, compared to a loss of $9,000 in the same period of 2008. Other non-interest income increased $33,000 or 22.8% from $145,000 during the first quarter of 2008 to $178,000 for the first quarter of 2009. This increase is largely attributable to an increase in interchange income on debit cards of $21,000 or 17.8% to $139,000 in the first quarter of 2009 compared to $118,000 in the first quarter of 2008.

         The Company recorded a $2,000 gain on the sale of available for sale securities in the first quarter of 2008. There were no gains realized on the sale of securities available for sale during the first quarter of 2009.

Non-interest Expense

         Total non-interest expense decreased $173,000, or 4.1%, to $4,084,000 for the first quarter of 2009 from $4,257,000 for the first quarter of 2008. Salaries and benefits, the largest component of non-interest expense, decreased $341,000, or 13.7%, to $2,145,000 for the first quarter of 2009 from $2,486,000 for the first quarter of 2008. This decrease is largely due to a reduction in work force and a freeze on most salary increases imposed by the Company during the fourth quarter of 2008 in response to deteriorating economic conditions.

         Occupancy and furniture and equipment expenses decreased $17,000 or 3.0% to $547,000 in the first quarter of 2009 compared to $564,000 in the first quarter of 2008. Marketing and advertising expense decreased $106,000 or 77.4% from $137,000 in the first quarter of 2008 to $31,000 during the same period in 2009. Communication expenses decreased $6,000 or 8.4% to $65,000 in the first quarter of 2009 compared to $71,000 in the first quarter or 2008. Printing and supplies decreased $18,000 or 31.6% from $57,000 at March 31, 2008 to $39,000 at March 31, 2009. These decreases were the result of active efforts by management to limit and reduce expenses.

         Bank paid loan costs increased $85,000 or 63.0% to $220,000 in the first quarter of 2009 compared to $135,000 in the first quarter 2008. Of the $220,000 expense incurred in the first quarter of 2009, $156,000 is associated with the repossession and maintenance of collateral on defaulted real estate loans, compared to $25,000 during the same period of 2008.

         Legal and professional expenses increased $69,000 or 84.2% to $151,000 for the first quarter of 2009 compared to $82,000 for the first quarter of 2008. The increase in legal and professional fees is primarily due to collection efforts on certain loans in default and the outsourcing of the Company's internal audit function beginning in the second quarter of 2008.

         Regulatory assessments increased $166,000 or 197.6% from $84,000 for the first quarter of 2008 to $250,000 for the first quarter of 2009. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks. During the first quarter of 2009, the FDIC announced a special one-time emergency assessment to be collected September 30, 2009. This assessment contributed $112,000 of the Company's increased expense during the first quarter of 2009.

         All other operating expenses were $636,000 in the first quarter of 2009 compared to $641,000 for the first quarter of 2008, a decrease of $5,000 or 0.8%.

Income Taxes

         The provision for income taxes decreased $83,000 or 46.9% to $94,000 for the first quarter of 2009 compared to $177,000 for the first quarter of

2008. The decrease in the provision for income taxes is attributable to the decrease in net pre-tax income and the relatively higher level of tax-exempt income. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 74.4% of total earning assets. As of March 31, 2009, the Company held total gross loans outstanding of $392,450,000 a decrease of $6,261,000, or 1.6%, from $398,711,000 in total gross loans outstanding at December 31, 2008 and a decrease of $31,041,000, or 7.3%, from $423,491,000 in total gross loans outstanding at March 31, 2008. The decrease in outstanding loans during the twelve-month and three-month periods is the result of decreased loan demand at the Company's three bank subsidiaries as well as significant loan charge-offs during the respective periods.

Loan Portfolio Composition                                                                     March 31,               December 31,
                                                                                               ---------               ------------
(Dollars in Thousands)                                                                   2009              2008            2008
                                                                                         ----              ----            ----
                                                                                             (Unaudited)                 (Audited)

Commercial and Industrial - not secured by real estate ....................           $ 42,052           $ 47,118       $ 43,451
Commercial and Industrial - secured by real estate ........................            112,291            108,621        111,844
Residential real estate - mortgage ........................................            129,632            112,842        124,445
Residential real estate - construction ....................................             93,943            136,179        104,390
Consumer loans ............................................................             14,532             18,731         14,581
                                                                                      --------           --------       --------
     Gross Loans ..........................................................           $392,450           $423,491       $398,711
                                                                                      ========           ========       ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2009 was 6.22% compared to 7.13% for the three months ended March 31, 2008. The Federal Reserve decreased the federal funds target rate by 200 basis points during the first quarter of 2008, as part of a decrease of 400 basis points for the entire year of 2008. A large portion of the Company's adjustable-rate loans, which constitute approximately 36.2% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

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

         The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2009, approximately $7,579,000, or 18.1%, of commercial loans were unsecured.

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

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2009 was $7,613,000, or 1.94% of loans outstanding, compared to $9,217,000, or 2.31% of loans outstanding, at December 31, 2008, and to $3,665,000, or 1.03% of loans outstanding, at March 31, 2008. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of all borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         At March 31, 2009 the Company had $14,056,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest, and $4,921,000 in other real estate owned. This compares to $16,950,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $5,428,000 in other real estate owned at December 31, 2008. At March 31, 2008 the Company had $5,309,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest, and $930,000 in other real estate owned. The substantial increase in non-accruing loans from March 31, 2008 to March 31, 2009 is due to the overall downturn in the residential construction and residential development markets. The non-performing loans are primarily secured by residential real estate consisting of 1-to-4 family homes and development lots. The Company's non-performing loans at March 31, 2009 consisted of $13,850,000 in mortgage loans, $202,000 in commercial loans, and $4,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate were 4.78%, 5.54% and 1.47% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

         Net charge-offs during the three months ended March 31, 2009 were $2,309,000 compared to net charge-offs of $8,913,000 for the year ended December 31, 2008 and net charge-offs of $880,000 for the three months ended March 31, 2008. The allowance for loan losses as a percentage of non-performing loans was

54%, 54%, and 69% as of March 31, 2009,  December 31, 2008,  and March 31, 2008,
respectively.

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

         The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had impaired loans of approximately $11,356,000 at March 31, 2009, $16,671,000 at December 31, 2008
and $6,976,000 at March 31, 2008.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company had $58,000 in trading assets at March 31, 2009, compared to $47,000 at December 31, 2008 and no trading assets at March 31, 2008. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2009 securities totaled $110,180,000, which represents 20.9% of total earning assets. Securities decreased $2,067,000, or 1.8%, from $112,247,000 invested as of December 31, 2008, and increased $11,618,000, or 11.8%, from $98,562,000 invested as of March 31, 2008. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At March 31, 2009 the Company's total investments classified as available for sale had an amortized cost of $91,652,000 and a market value of $94,227,000 for an unrealized gain of $2,575,000. This compares to an amortized cost of $93,767,000 and a market value of $96,003,000 for an unrealized gain of $2,236,000 on the Company's investments classified as available for sale at December 31, 2008. At March 31, 2008 the Company's total investments classified as available for sale had an amortized cost of $79,287,000 and a market value of $80,807,000 for an unrealized gain of $1,520,000. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $11,935,000 at March 31, 2009, an increase of $120,000, or 1.0%, from the $11,815,000 held at
December 31, 2008 and an increase of $479,000, or 4.2%, from the $11,456,000 held at March 31, 2008. The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $11,196,000, or 62.8%, to $29,020,000 at March 31, 2009 from $17,824,000 at December 31, 2008, and increased  $12,261,000,  or 73.2%,  from  $16,759,000 at March 31, 2008. The substantial swings in the level of cash and cash equivalents are due to normal fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $9,804,000, or 2.2%, to $455,173,000 at March 31, 2009 from $445,369,000 at December 31, 2008 and $26,363,000, or 6.2%, from
$428,810,000 at March 31, 2008. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the three months ended March 31, 2009, interest-bearing deposits averaged $399,509,000 compared to $370,671,000 for the same period of 2008. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2009, brokered deposits totaled $75,943,000, compared to $77,411,000 and $38,338,000 in brokered deposits at December 31, 2008 and March 31, 2008, respectively. At March 31, 2009, $30,395,000 of the brokered deposits mentioned above were acquired through the Certificate of Deposit Account Registry Service ("CDARS"), compared with $32,953,000 at December 31, 2008 and $7,176,000 at March 31, 2008. The Company
considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 2.81% during the three months ended March 31, 2009 compared to 3.43% for the same period of 2008 and 3.40% for the twelve months ended December 31, 2008. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2009, interest-bearing deposits comprised 90.4% of total deposits compared to 88.5% at December 31, 2008 and 89.0% at March 31, 2008.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 76% at March 31, 2009, 78% at December 31, 2008 and 69% at March 31, 2008. Time deposits of $100,000 or more represented 24.5% of total deposits at March 31, 2009, 22.0% at December 31, 2008 and 23.7% at March 31, 2008. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, short-term advances from the Federal Home Loan Bank ("FHLB") and a line of credit from a correspondent bank. At March 31, 2009 borrowings totaled $60,681,000 and were comprised of $34,000,000 in short-term advances from the FHLB, $15,681,000 in securities sold under repurchase agreements and $11,000,000 on a line of credit from a correspondent bank. At December 31, 2008 borrowings totaled $68,809,000 and were comprised of $1,028,000 in federal funds purchased, $34,600,000 in short-term advances from the FHLB, $22,181,000 in securities sold under repurchase agreements and $11,000,000 on a line of credit from a correspondent bank. March 31, 2008 borrowings totaled $81,840,000 and were comprised of $63,000,000 in short-term advances from the FHLB and $18,840,000 in securities sold under repurchase agreements. Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2009, The Peoples National Bank had total borrowing capacity from the FHLB equal to $71,600,000, and the unused portion of this line of credit was $51,600,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $27,160,000, and the unused portion of this line of credit was $19,160,000 at March 31, 2009. Seneca National Bank had established secured lines of credit with the FHLB at March 31, 2009 of $9,870,000, and the unused portion of this line of credit was $3,870,000. At March 31, 2009, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $35,000,000. At March 31, 2009, the Company had $4,000,000 available on a line of credit with a correspondent bank.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed each subsidiary bank and from dividends passed up to the parent company from the Banks and from funds available through a line of credit from a correspondent bank.

         During the first quarter of 2009, the Company made capital expenditures of approximately $14,000 related primarily to new information technology equipment and upgrades and a new heating and air system at one of our bank locations. The Company also makes other capital expenditures in the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2009, the Banks had issued commitments to extend credit of $81,834,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2,674,000 at March 31, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

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

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2009:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                                       Well                      Adequately
                                                                                    Capitalized                  Capitalized
                                                         Actual                     Requirement                  Requirement
                                                         ------                     -----------                  -----------
                                                 Amount           Ratio        Amount          Ratio        Amount          Ratio
                                                 ------           -----        ------          -----        ------          -----
Company:
Total Risk-based Capital ..............         $45,845           10.95%          N/A            N/A       $33,494           8.00%
Tier 1 Risk-based Capital .............          40,609            9.70           N/A            N/A        16,746           4.00
Leverage Ratio ........................          40,609            7.27           N/A            N/A        22,343           4.00

The Peoples National Bank:
Total Risk-based Capital ..............         $35,168           12.77%      $27,540          10.00%      $22,032           8.00%
Tier 1 Risk-based Capital .............          31,703           11.51        16,526           6.00        11,018           4.00
Leverage Ratio ........................          31,703            9.12        17,381           5.00        13,905           4.00

Bank of Anderson,
N. A.(1):
Total Risk-based Capital ..............         $14,081           15.63%          N/A            N/A       $10,811          12.00%
Tier 1 Risk-based Capital .............          12,949           14.37           N/A            N/A         9,011          10.00
Leverage Ratio ........................          12,949            9.51           N/A            N/A        10,893           8.00

Seneca National Bank:
Total Risk-based Capital ..............         $ 7,275           13.71%      $ 5,306          10.00%      $ 4,245           8.00%
Tier 1 Risk-based Capital .............           6,636           12.51         3,183           6.00         2,122           4.00
Leverage Ratio ........................           6,636            9.71         3,417           5.00         2,734           4.00

(1) Minimum ratios have been revised to reflect minimum required regulatory ratios for this bank as required by the OCC.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2008 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

         FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

         On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

         FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available for sale or held to maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment
(OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

         FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

         FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

         The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

         Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

         The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of March 31, 2009 the Company was positioned so that net interest income would increase $1,022,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $1,349,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

    Exhibits.

    3         Articles of Incorporation, as amended
    4.1(a)    Form of Certificate  for the Series T Preferred Stock
              (Incorporated  by  reference  to Form 8-K filed April
              28, 2009)
    4.1(b)    Form of  Certificate  for the  Series W  Preferred
              Stock  (Incorporated  by  reference to Form 8-K filed
              April 28, 2009)
    4.2       Warrant for Purchase of Shares of Series W Preferred Stock
              (Incorporated by reference to Form 8-K filed April 28, 2009)
    10.1      Letter Agreement, dated April 24, 2009, between Peoples
              Bancorporation, Inc., and the United States Department of the
              Treasury with respect to the issuance and sale of the Series T
              Preferred Stock (Incorporated by reference to Form 8-K filed April
              28, 2009)
    31.1      Rule 13a-14(a) / 15d-14(a) Certifications
    31.2      Rule 13a-14(a) / 15d-14(a) Certifications
    32        Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEOPLES BANCORPORATION, INC.


Dated:  May 11, 2009                       By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  Chief Executive Officer


Dated:  May 11, 2009                       By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Senior Vice President and CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.            Description of Exhibit


    3         Articles of Incorporation, as amended
    4.1(a)    Form of Certificate  for the Series T Preferred Stock
              (Incorporated  by  reference  to Form 8-K filed April
              28, 2009)
    4.1(b)    Form of  Certificate  for the  Series W  Preferred
              Stock  (Incorporated  by  reference to Form 8-K filed
              April 28, 2009)
    4.2       Warrant for Purchase of Shares of Series W Preferred Stock
              (Incorporated by reference to Form 8-K filed April 28, 2009)
    10.1      Letter Agreement, dated April 24, 2009, between Peoples
              Bancorporation, Inc., and the United States Department of the
              Treasury with respect to the issuance and sale of the Series T
              Preferred Stock (Incorporated by reference to Form 8-K filed April
              28, 2009)
    31.1      Rule 13a-14(a) / 15d-14(a) Certifications
    31.2      Rule 13a-14(a) / 15d-14(a) Certifications
    32        Section 1350 Certifications