Form 10-Q
period 2009-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2009-08-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended                      Commission file
         June 30, 2009                                       000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           South Carolina                              57-09581843
           --------------                              -----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

       1818 East Main Street, Easley, South Carolina         29640
       ---------------------------------------------         -----
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

                              Yes ______ No ___X___

 The number of outstanding shares of the issuer's $1.11 par value common stock as of August 4, 2009 was 7,003,003.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
         (Dollars in thousands except per share data)

                                                                                             June 30,      June 30,     December 31,
                                                                                               2009          2008           2008
                                                                                             Unaudited     Unaudited       Audited
                                                                                             ---------     ---------       -------
ASSETS
CASH AND DUE FROM BANKS ...............................................................     $  11,637      $  10,203      $   7,874
INTEREST-BEARING DEPOSITS IN OTHER BANKS ..............................................            17            705            765
FEDERAL FUNDS SOLD ....................................................................         3,797          1,260          9,185
                                                                                            ---------      ---------      ---------
     Total cash and cash equivalents ..................................................        15,451         12,168         17,824
SECURITIES
     Trading assets ...................................................................           146              -             47
     Available for sale ...............................................................        93,535         76,325         96,003
     Held to maturity (market value of $9,791, $12,674
         and $12,666) .................................................................         9,697         12,663         12,651
     Other investments, at cost .......................................................         4,075          5,174          3,546
LOANS-less allowance for loan losses of $7,809, $5,558
     and $9,217 .......................................................................       382,147        417,689        389,494
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ....................................................        12,743         13,686         13,200
ACCRUED INTEREST RECEIVABLE ...........................................................         2,540          2,892          2,685
ASSETS ACQUIRED IN SETTLEMENT OF LOANS ................................................         3,919          1,216          5,428
CASH SURRENDER VALUE OF LIFE INSURANCE ................................................        12,057         11,562         11,815
OTHER ASSETS ..........................................................................         4,955          1,720          7,182
                                                                                            ---------      ---------      ---------
TOTAL ASSETS ..........................................................................     $ 541,265      $ 555,095      $ 559,875
                                                                                            =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ..............................................................     $  48,653      $  47,572      $  51,091
     Interest-bearing .................................................................       403,071        365,496        394,278
                                                                                            ---------      ---------      ---------
         Total deposits ...............................................................       451,724        413,068        445,369
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .......................................................................        15,078         18,347         22,181
FEDERAL FUNDS PURCHASED ...............................................................             -              -          1,028
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ...............................................        14,500         71,700         34,600
NOTES PAYABLE - OTHER .................................................................             -              -         11,000
ACCRUED INTEREST PAYABLE ..............................................................         3,152          3,523          2,636
OTHER LIABILITIES .....................................................................         2,177            124          1,549
                                                                                            ---------      ---------      ---------
         Total Liabilities ............................................................       486,631        506,762        518,363
                                                                                            ---------      ---------      ---------
SHAREHOLDERS' EQUITY
Preferred stock - 15,000,000  shares  authorized;  $1,000 per share  liquidation preference;  issued and outstanding-  13,293 at June 30, 2009 and none at
       June 30, 2008 and December 31, 2008. ...........................................        12,622              -              -
Common stock - 15,000,000 shares authorized, $1.11
     Par value per share, 7,002,503 shares, 7,059,166 shares
       and 7,070,139 shares outstanding, respectively .................................         7,773          7,836          7,848
Additional paid-in capital ............................................................        41,617         41,667         41,752
Retained earnings .....................................................................        (8,836)          (784)        (9,564)
Accumulated other comprehensive income ................................................         1,458           (386)         1,476
                                                                                            ---------      ---------      ---------
         Total Shareholders' Equity ...................................................        54,634         48,333         41,512
                                                                                            ---------      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................................     $ 541,265      $ 555,095      $ 559,875
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

                  Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)
                                    Unaudited

                                                                            Three Months Ended                 Six Months Ended
                                                                                June 30,                           June 30,
                                                                         2009              2008             2009             2008
                                                                         ----              ----             ----             ----
INTEREST INCOME
   Interest and fees on loans ..................................   $       5,754    $       6,952    $      11,930    $      14,456
   Interest on securities
       Taxable .................................................             856              807            1,732            1,599
       Tax-exempt ..............................................             367              370              752              740
   Interest on federal funds ...................................               1               12                1               32
                                                                   -------------    -------------    -------------    -------------
Total interest income ..........................................           6,978            8,141           14,415           16,827
                                                                   -------------    -------------    -------------    -------------
INTEREST EXPENSE
   Interest on deposits ........................................           2,650            3,282            5,461            6,868
   Interest on federal funds purchased and securities
       sold under repurchase agreements ........................              21               98               49              205
    Interest on notes payable Federal Home Loan Bank ...........              19              455               69            1,127
    Interest on notes payable - other ..........................              39                -              182                -
                                                                   -------------    -------------    -------------    -------------
Total interest expense .........................................           2,729            3,835            5,761            8,200
                                                                   -------------    -------------    -------------    -------------
Net interest income ............................................           4,249            4,306            8,654            8,627
PROVISION FOR LOAN LOSSES ......................................             873            2,175            1,578            2,410
                                                                   -------------    -------------    -------------    -------------
Net interest income after provision for loan losses ............           3,376            2,131            7,076            6,217
                                                                   -------------    -------------    -------------    -------------
NON-INTEREST INCOME
   Service charges on deposit accounts .........................             407              457              808              917
    Customer service fees ......................................              28               31               70               79
    Mortgage banking ...........................................             159               93              353              224
    Brokerage services .........................................              59               57               97              117
    Bank owned life insurance ..................................             136              125              270              249
    Gain on sale of  available-for-sale securities .............               5                -                5                2
    Gain (loss) on sale of assets acquired
      in settlement of loans....................................             (11)             (44)              38              (53)
    Other noninterest income ...................................             113              175              291              320
                                                                   -------------    -------------    -------------    -------------
              Total noninterest income .........................             896              894            1,932            1,855
                                                                   -------------    -------------    -------------    -------------
NON-INTEREST EXPENSES
   Salaries and benefits .......................................           2,111            2,296            4,256            4,782
   Occupancy ...................................................             243              238              489              473
   Equipment ...................................................             295              353              596              682
   Marketing and advertising ...................................              41              107               72              244
   Communications ..............................................              59               59              124              130
   Printing and supplies .......................................              39               45               78              102
   Bank paid loan costs ........................................             287               91              507              226
   Director fees ...............................................              93              117              185              228
   ATM/Debit card expenses .....................................             104               94              201              175
   Legal and professional fees .................................             200              142              351              224
   Regulatory assessments ......................................             261              102              511              186
   Other post employment benefits ..............................              91               88              182              175
   Other operating expenses ....................................             326              362              682              724
                                                                   -------------    -------------    -------------    -------------
             Total noninterest expenses ........................           4,150            4,094            8,234            8,351
                                                                   -------------    -------------    -------------    -------------
   Income (loss)  before income taxes ..........................             122           (1,069)             774             (279)
PROVISION FOR INCOME TAXES (BENEFIT) ...........................             (96)            (506)              (2)            (329)
                                                                   -------------    -------------    -------------    -------------
   Net income (loss) ...........................................   $         218    $        (563)   $         776    $          50
                                                                   =============    =============    =============    =============
Deductions for amounts not available to common shareholders:
      Dividends declared or accumulated on preferred stock .....             128                -              128                -
      Net amortization (accretion) of preferred stock ..........               8                -                8                -
                                                                   -------------    -------------    -------------    -------------
   Net income (loss) available to common shareholders ..........   $          82    $        (563)   $         640    $          50
                                                                   =============    =============    =============    =============
INCOME (LOSS) PER COMMON SHARE
   BASIC .......................................................   $        0.01    $       (0.08)   $        0.09    $        0.01
                                                                   =============    =============    =============    =============
   DILUTED .....................................................   $        0.01    $       (0.08)   $        0.09    $        0.01
                                                                   =============    =============    =============    =============
WEIGHTED AVERAGE COMMON SHARES
   BASIC .......................................................       7,047,594        7,059,166        7,058,866        7,057,954
                                                                   =============    =============    =============    =============
   DILUTED .....................................................       7,098,596        7,059,166        7,114,645        7,057,954
                                                                   =============    =============    =============    =============
CASH DIVIDENDS PAID PER COMMON SHARE ...........................   $           -    $        0.05     $          -    $        0.10
                                                                   =============    =============    =============    =============

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

             Peoples Bancorporation, Inc. and Subsidiaries
       Consolidated Statements of Changes in Shareholders' Equity
            for the Six months ended June 30, 2008 and 2009
                         (Dollars in thousands)
                              (Unaudited)

                                                Common stock                                               Accumulated     Total
                                                ------------                   Additional                    other     comprehensive
                                                                  Preferred      paid-in      Retained      Retained   shareholders'
                                        Shares        Amount        stock        capital      earnings       income       equity
                                        ------        ------        -----        -------      --------       ------       ------
Balance, December 31, 2007 ........   7,056,337    $    7,833    $        -    $   41,624    $        -    $      784    $   50,241
                                                                                                                         ----------
Net income ........................           -             -             -                          50             -            50
Other comprehensive income,
 net of tax:
  Unrealized holding gains on
    securities available for sale,
    net of income taxes of $199 ...           -             -             -             -             -        (1,172)       (1,172)
  Reclassification adjustments
    for gains included in net
    income net of incomes taxes
    of $0 .........................           -             -             -             -             -             2             2
                                                                                                                         ----------
Comprehensive income ..............                                                                                          (1,120)
Cash dividends ....................           -             -             -             -          (706)            -          (706)
Proceeds from stock options
     exercised ....................       2,829             3             -            10             -             -            13
Stock-based compensation ..........           -             -             -            33             -             -            33
Cumulative effect of post
  retirement cost of life insurance           -             -             -             -          (128)            -          (128)
                                      ---------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2008 ............   7,059,166    $    7,836    $        -    $   41,667    $     (784)   $     (386)   $   48,333
                                      =========    ==========    ==========    ==========    ==========    ==========    ==========


Balance, December 31, 2008 ........   7,070,139    $    7,848    $        -    $   41,752    $   (9,564)   $    1,476    $   41,512
                                                                                                                         ----------
Net income ........................           -             -             -             -           776             -           776
Other comprehensive income,
 net of tax:
   Unrealized holding gains
     on securities available
     for sale, net of income
     taxes of $(10)................           -             -             -             -             -           (18)          (18)
                                                                                                                         ----------
Comprehensive income ..............                                                                                             758
Issuance of preferred stock .......                                  12,614                                                  12,614
Cash dividends on preferred stock .                                                                 (40)                        (40)
Common shares surrendered
  by dissenting shareholders ......     (67,636)          (75)                       (168)                                     (243)
Net accretion(amortization) .......                                                                                               -
  of preferred stock ..............                                       8                          (8)                          -
Stock-based compensation ..........           -             -             -            33             -             -            33
                                      ---------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2009 ............   7,002,503    $    7,773    $   12,622    $   41,617    $   (8,836)   $    1,458    $   54,634
                                      =========    ==========    ==========    ==========    ==========    ==========    ==========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                                (Unaudited)
                                                                                                              Six months Ended
                                                                                                                  June 30,
                                                                                                         2009                 2008
                                                                                                         ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................................          $    776           $     50
   Adjustments to reconcile net income to net cash  used in
      operating activities:
   Gain on sale of premises and equipment ....................................................                (4)                 -
   Gain on sale of securities available for sale .............................................                (5)                (2)
   Gain from trading assets ..................................................................               (99)                 -
   (Gain) loss on sale of assets acquired in settlement of loans .............................               (38)                53
   Other than temporary write-down on Silverton Bank stock ...................................               160                  -
   Provision for loan losses .................................................................             1,578              2,410
   Depreciation and amortization .............................................................               524                561
   Amortization and accretion (net) of premiums and
       discounts on securities ...............................................................                (8)                 9
   Stock-based compensation ..................................................................                33                 33
   Postretirement cost of insurance for split-dollar life
       insurance coverage ....................................................................                 -               (128)
   Decrease in accrued interest receivable ...................................................               145                429
   (Increase) decrease in other assets .......................................................             2,276             (2,041)
   Increase (decrease) in accrued interest payable ...........................................               516               (942)
   Increase (decrease) in other liabilities ..................................................               628               (639)
                                                                                                        --------           --------
     Net cash provided by (used in) operating activities .....................................             6,482               (207)
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................                 -               (444)
   Purchases of securities available for sale ................................................            (7,035)              (615)
   Purchases of other investments ............................................................              (529)              (379)
   Proceeds from principal pay-downs on securities available for sale ........................             7,336              4,619
   Proceeds from the maturities and calls of securities available for sale ...................             2,000              2,250
   Proceeds from the sale of securities available for sale ...................................                 -                455
   Proceeds from the maturities and calls of securities held to maturity .....................             2,945                865
   Investment in bank owned life insurance ...................................................              (242)              (212)
   Proceeds from the sale of other real estate owned .........................................             5,343                817
   Net increase (decrease) in loans ..........................................................             1,935             (4,463)
   Proceeds from the sale of premises and equipment ..........................................                 4                 90
   Purchase of premises and equipment ........................................................               (67)              (580)
                                                                                                        --------           --------
     Net cash provided by investing activities ...............................................            11,690              2,403
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ......................................................             6,355             (4,553)
    Net decrease in securities sold under repurchase
     agreements ..............................................................................            (7,103)            (1,477)
    Net decrease in federal funds purchased ..................................................            (1,028)              (429)
    Net increase (decrease) in notes payable to Federal Home Loan Bank .......................           (20,100)             6,600
    Net decrease of notes payable to South Carolina Bank & Trust .............................           (11,000)                 -
    Proceeds from the exercise of stock options ..............................................                 -                 13
    Proceeds from issuance of preferred stock and warrants ...................................            12,614                  -
    Common shares purchased ..................................................................              (243)                 -
    Cash dividend - common stock .............................................................                 -               (706)
    Cash dividend - preferred stock ..........................................................               (40)                 -
                                                                                                        --------           --------
     Net cash used in financing activities ...................................................           (20,545)              (552)
                                                                                                        --------           --------
     Net increase (decrease) in cash and cash equivalents ....................................            (2,373)             1,644
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            17,824             10,524
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 15,451           $ 12,168
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  5,905           $  9,142
                                                                                                        ========           ========
     Income Taxes ............................................................................          $     25           $    101
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

INVESTMENT SECURITIES

     The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

Securities Available for Sale (tabular amounts in thousands):

                                                              Less than 12 Months       12 Months or More              Total
                                                              -------------------       -----------------              -----
                                                             Fair       Unrealized     Fair       Unrealized     Fair     Unrealized
                                                             Value        Losses       Value        Losses       Value      Losses
                                                             -----        ------       -----        ------       -----      ------
Government sponsored enterprise securities ...........      $     -      $     -      $     -      $     -      $     -     $     -
Other securities .....................................        1,026            1          408          107        1,434         108
State and political subdivisions .....................       12,806          314          834           71       13,640         385
                                                            -------      -------      -------      -------      -------     -------
Total ................................................      $13,832      $   315      $ 1,242      $   178      $15,074     $   493
                                                            =======      =======      =======      =======      =======     =======

No individual securities were in a continuous loss position for twelve months or more.

Securities Held to Maturity (tabular amounts in thousands):

                                                       Less than 12 Months      12 Months or More             Total
                                                       -------------------      -----------------             -----
                                                         Fair     Unrealized     Fair    Unrealized    Fair      Unrealized
                                                         Value      Losses       Value    Losses       Value      Losses
                                                         -----      ------       -----    ------       -----      ------
States and political subdivisions .................  $    1,876  $       39  $      191  $       11  $    2,067   $      50
                                                     ==========  ==========  ==========  ==========  ==========   =========

     The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit rating, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The category "other securities" above in comprised of mortgage-backed securities, corporate debt securities and equity securities.

COMMON STOCK

     No cash dividends for common shareholders were declared by the Board of Directors during the second quarter of 2009.

INCOME PER COMMON SHARE

     Statement of Financial Account Standards ("SFAS") No. 128, Earnings per Share requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2009 and 2008 was 7,070,139 and
7,057,954, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,114,645 and 7,057,954 for the six months ended June 30, 2009 and 2008.

STOCK-BASED COMPENSATION

     The Company has four stock option plans, the "1993 Employee Incentive Stock Option Plan," the "1997 Non-Employee Directors Stock Option Plan," the "2004 Stock Option Plan" and the "2007 Non-Employee Directors Stock Option Plan." The "1993 Employee Incentive Stock Option Plan" expired in 2003, but options to purchase 36,549 shares remain outstanding and exercisable under this plan. The "1997 Non-Employee Directors Stock Option Plan" expired in 2007, but options to purchase 53,208 shares remain outstanding and exercisable under this plan. Under the "2004 Stock Option Plan," the Board of Directors may grant options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The outstanding options become exercisable in various increments beginning on the date of grant and expire not more than ten years from the date of grant. Under the "2007 Non-Employee Directors Stock Option Plan," upon adjournment of the Company's annual meeting of shareholders each year, each person who has served as a non-employee director of the Company or one the Banks during the immediately preceding year is granted options to purchase 500 shares of common stock up to a maximum of 5,000 per director in the aggregate under both the "2007 Non-Employee Directors Stock Option Plan" and the "1997 Non-Employee Directors Stock Option Plan." The exercise price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earliest of one year after the director's death or permanent and total disability, 90 days after the director ceases to be a director for any reason other than death or permanent and total disability or ten years from the grant date. At June 30, 2009, an aggregate of 366,150 shares were reserved for issuance on exercise of options under all four of these plans. During the first six months of 2009, options to purchase 10,500 shares were granted with a weighted average fair value of $2.80 per share. The following is a summary of the status of the Company's plans as of June 30, 2009 and changes during the six months ended June 30, 2009.

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                            Shares        Price
                                                            ------        -----

Outstanding, December 31, 2008 ...................         146,263     $ 10.56
Granted ..........................................          10,500     $  2.80
Exercised ........................................               -     $     -
Forfeited ........................................         (6,395)     $  9.27
                                                           ------
Outstanding, June 30, 2009 .......................         150,368     $ 10.07
                                                           ======

Options Exercisable, June 30, 2009 ...............         126,358     $ 10.29
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

         The Company's policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of June 30, 2009.


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

         Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009 (tabular amounts in thousands):

                                                                    Quoted market
                                                                   price in active
                                                                     markets for                                   Significant
                                                                      identical           Significant other        unobservable
                                                                  assets/liabilities      observable inputs           inputs
                                                                      (Level 1)               (Level 2)             (Level 3)
                                                                      ---------               ---------             ---------
     Recurring basis:
     Available for sale
     investment securities ..................................           $93,127               $   408               $      -

     Trading assets .........................................               146                     -                      -
                                                                        -------               -------               --------

Total .......................................................           $93,273               $   408               $      -
                                                                        =======               =======               ========

         Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of June 30, 2009 (tabular amounts in thousands):

                                                                    Quoted market
                                                                   price in active
                                                                     markets for                                   Significant
                                                                      identical           Significant other        unobservable
                                                                  assets/liabilities      observable inputs           inputs
                                                                      (Level 1)               (Level 2)             (Level 3)
                                                                      ---------               ---------             ---------
     Nonrecurring basis:
     Impaired loans ..............................................      $      -               $12,102               $      -

     Other real estate owned .....................................             -                 3,919                      -
                                                                        --------               -------               --------

Total ............................................................      $      -               $16,021               $      -
                                                                        ========               =======               ========

         The following is a description of the valuation methodologies used for instruments measured at fair value.

         Available for sale investment securities - When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. Level 1 securities for the Company include certain treasury securities, equity securities. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. For the Company, Level 2 securities include mortgage backed securities, collateralized mortgage obligations, government sponsored entity securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

         Impaired loans - SFAS 157 applies to loans that are measured for impairment using the practical expedients permitted by SFAS 114, "Accounting by Creditors for Impairment of a Loan." Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

         Other real estate owned - Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Disclosure about Fair Value of Financial Instruments

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                   June 30,                       December 31,
                                                                                     2009                             2008
                                                                                     ----                             ----
                                                                         Carrying            Fair          Carrying           Fair
                                                                          amount             value          amount            value
                                                                          ------             -----          ------            -----
Financial assets:
     Cash and due from banks ...................................         $ 11,637         $ 11,637         $  7,874         $  7,874
     Interest-bearing deposits in other banks ..................               17               17              765              765
     Federal funds sold ........................................            3,797            3,797            9,185            9,185
     Trading assets ............................................              146              146               47               47
     Securities available for sale .............................           93,535           93,535           96,003           96,003
     Securities held to maturity ...............................            9,697            9,791           12,651           12,666
     Other investments .........................................            4,075            4,075            3,546            3,546
     Loans (gross) .............................................          389,956          385,464          398,711          395,447
     Cash surrender value life insurance .......................           12,057           12,057           11,815           11,815

Financial liabilities:
     Deposits ..................................................          451,724          449,907          445,369          442,221
     Securities sold under repurchase agreements ...............           15,078           15,078           22,181           22,181
     Federal funds purchased ...................................                -                -            1,028            1,028
     Advances from Federal Home Loan Bank ......................           14,500           14,500           34,600           34,600
     Notes Payable - Other .....................................                -                -           11,000           11,000

RECENT DEVELOPMENTS

         On April 24, 2009, the Company sold 12,660 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, (the "Series T Stock") and 633 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the "Series W Stock") to the U. S. Treasury, pursuant to its Capital Purchase Program, for an aggregate purchase price of $12,660,000. Each share of the preferred stock has a liquidation preference of $1,000 and may be redeemed by the Company, subject to certain limitations, for $1,000 per share. The annual dividend on the Series T Stock is 5% for the first five years and 9% thereafter. The annual dividend on the Series W Stock is 9%. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $40,000 in preferred stock dividends during the first six months of 2009. Other terms of the Series T Stock and the Series W Stock limit the Company's ability to pay common stock dividends or make repurchases of common stock under certain circumstances. Further, the Company's purchase agreement with the U. S. Treasury and the laws authorizing the Capital Purchase Program impose various limitations and requirements on the Company's compensation of its senior executive officers. See the Company's Form 8-K filed with the Securities and Exchange Commission on April 28, 2009 for additional details of the preferred stock and the purchase agreement.

         The Company used a portion of the proceeds of the sale of the preferred stock to repay the outstanding $11,000,000 owed on a line of credit with a correspondent bank, the proceeds of which had been used to inject capital into the Company's Banks.

SUBSEQUENT EVENTS

         In accordance with SFAS 165, "Subsequent Events", issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any reportable subsequent events since the balance sheet date. The evaluation was performed through August 12, 2009, the date on which the Company's 10-Q was issued as filed with the Securities and Exchange Commission.


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


Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of the Company's 2008 Annual Report on Form 10-K.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2008 Annual Report on Form 10-K. Results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be attained for any other period.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net income (loss) available to common shareholders for the second quarter of 2009 was $82,000 or $0.01 per diluted share compared to $(563,000) or $(0.08) per diluted share for the second quarter of 2008, an increase of $645,000. Net income available to common shareholders for the six months ended June 30, 2009 was $640,000 or $0.09 per diluted share compared to $50,000 or $0.01 per diluted share for the six months ended June 30, 2008, an increase of $590,000 or 1,180.0%. Return on average common equity, net income available to common shareholders as a percentage of average total common equity, for the six months and three months ended June 30, 2009 was 3.05% and 0.78% respectively, compared to 0.20% and (4.57%) respectively, for the six months and three months ended June 30, 2008. Return on average assets, calculated as net income (loss) divided by average assets, for the six and three months ended June 30, 2009 was 0.28% and 0.16% respectively, compared to 0.02% and (0.40%) respectively, for the six and three months ended June 30, 2008.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $57,000, or 1.3%, to $4,249,000 for the quarter ended June 30, 2009 compared to $4,306,000 for the quarter ended June 30, 2008. For the six months ended June 30, 2009 net interest income before provision for loan losses increased $27,000 or 0.3% to $8,654,000 compared to $8,627,000 for the six months ended June 30, 2008. The Company's net interest margin for the three and six months ended June 30, 2009 was 3.41% and 3.45% respectively, compared to 3.30% and 3.31% for the three months and six months ended June 30, 2008.

         The Company's total interest income for the second quarter of 2009 was $6,978,000 compared to $8,141,000 for the second quarter of 2008, a decrease of $1,163,000, or 14.3%. Total interest income for the six months ended June 30, 2009 was $14,415,000 compared to $16,827,000 for the six months ended June 30, 2008 a decrease of $2,412,000 or 14.3%. Interest and fees on loans, the largest component of total interest income, decreased by $1,198,000 in the second quarter of 2009 to $5,754,000 compared to $6,952,000 for the second quarter of 2008, a decrease of 17.2%. Interest and fees on loans decreased by $2,526,000 in the six months ended June 30, 2009 to $11,930,000 compared to $14,456,000 for the six months ended June 30, 2008, a decrease of 17.5%. The decrease in interest and fees on loans for the three-month and six-month periods was due to lower market interest rates, a decrease in outstanding loan balances, and higher levels of non-performing assets. Interest on taxable securities, the second largest component of total interest income, increased by $49,000 in the second quarter of 2009 to $856,000 compared to $807,000 for the second quarter of 2008, an increase of 6.1%. Interest on taxable securities increased $133,000 for the six months ended June 30, 2009 to $1,732,000 compared to $1,599,000 for the six months ended June 30, 2008, an increase of 8.3%. The increase in interest on taxable securities for the three-month and six-month periods was due to higher average balances.

         The Company's total interest expense for the second quarter of 2009 was $2,729,000 compared to $3,835,000 for the second quarter of 2008, a decrease of $1,106,000, or 28.8%. Total interest expense for the six months ended June 30, 2009 was $5,761,000, compared to $8,200,000 for the six months ended June 30, 2008, a decrease of $2,439,000 or 29.7%. Interest expense on deposits, the largest component of total interest expense, decreased by $632,000 in the second quarter of 2009 to $2,650,000 compared to $3,282,000 for the second quarter of 2008, a decrease of 19.3%. Interest on deposits decreased $1,407,000 for the six months ended June 30, 2009 to $5,461,000 compared to $6,868,000 for the six months ended June 30, 2008, a decrease of 20.5%. The decrease in interest expense on deposits for the three-month and six-month periods ended June 30,
2009 compared to the same period in 2008 is largely attributable to lower funding rates, partially offset by higher average balances. Interest on notes payable-other, the second largest component of total interest expense increased to $39,000 in the second quarter and increased to $182,000 for the six months ended June 30, 2009 compared to no expense in the same periods of 2008. This expense is associated with the line of credit that was drawn by the Company in the fourth quarter of 2008, and subsequently paid off during the second quarter of 2009 with a portion of the proceeds of the sale of preferred stock to the U.
S. Treasury. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the third largest component of total interest expense, decreased $436,000 or 95.8% to $19,000 for the three months ended June 30, 2009 compared to $455,000 for the three months ended June 30, 2008, and decreased $1,058,000 or 93.9% to $69,000 for the six months ended June 30, 2009 compared to $1,127,000 for the six months ended June 30, 2008. The decrease is attributable to significantly lower interest rates paid and lower average balances. Interest on federal funds purchased and securities sold under repurchase agreements, the fourth component of total interest expense, decreased $77,000 or 78.6% to $21,000 in the second quarter of 2009 compared to $98,000 for the second quarter of 2008. Interest on federal funds purchased and securities sold under repurchase agreements decreased $156,000 or 76.1% to $49,000 in the second half of 2009 compared to $205,000 for the second half of 2008. The decrease in interest on federal funds purchased and securities sold under repurchase agreements is largely attributable to lower interest rates paid.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended June 30, 2009 was $873,000 compared to $2,175,000 for the three months ended June 30, 2008, a decrease of $1,302,000 or 59.9%. The provision for loan losses charged to operations for the six months ended June 30, 2009 decreased $832,000 or 34.5% to $1,578,000, compared to $2,410,000 for the six months ended June 30, 2008. The changes in the Company's provision for loan losses for the second quarter and first half of 2009 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income increased $2,000 or 0.2% to $896,000 for the second quarter of 2009 compared to $894,000 for the second quarter of 2008. Non-interest income increased $77,000 or 4.2% to $1,932,000 for the first half of 2009 compared to $1,855,000 for the first half of 2008. Service fees on deposit accounts, the largest component of non-interest income, decreased $50,000 or 10.9% to $407,000 for the second quarter of 2009 compared to $457,000 for the second quarter of 2008. Service fees on deposit accounts decreased $109,000 or 11.9% to $808,000 for the first six months of 2009 compared to $917,000 for the first six months of 2008.

         Mortgage banking fees increased from $93,000 in the second quarter of 2008 to $159,000 in the second quarter of 2009, an increase of $66,000 or 71.0%, and increased $129,000 or 57.6% in the first half of 2009 to $353,000 compared to $224,000 for the first half of 2008. These increases in the levels of mortgage banking income are due to increases in residential mortgage loan originations at the Banks. Bank owned life insurance income increased $11,000 or 8.8% in the second quarter of 2009 to $136,000 compared to $125,000 for the second quarter of 2008, and increased $21,000 or 8.4% to $270,000 in the first half of 2009 compared to $249,000 in the first half of 2008, representing higher growth rates on the cash surrender values of these policies. Brokerage service income increased from $57,000 in the second quarter of 2008 to $59,000 in the second quarter of 2009, an increase of $2,000 or 3.5% and decreased $20,000 or 17.1% to $97,000 in the first half of 2009 compared to $117,000 in the first half of 2008. This decrease in brokerage service income is due to lower commissions from both the volume and mix of products.

         There was a net loss of $11,000 in the second quarter of 2009 on the sale of assets acquired in settlement of loans and a net gain of $38,000 in the first half of 2009. This compares to a loss of $44,000 in the second quarter of 2008 on the sale of assets acquired in settlement of loans and a $53,000 loss in the first half of 2008. Other non-interest income decreased $62,000 or 35.4% from $175,000 during the second quarter of 2008 to $113,000 for the second quarter of 2009 and decreased $29,000 or 9.1% to $291,000 in the first half of 2009 compared to $320,000 in the first half of 2008. This decrease is largely attributable to a $160,000 impairment write-down during the second quarter 2009 on Silverton Bank stock owned by one of the Company's bank subsidiaries which became worthless, partially offset by an increase in interchange income on debit cards of $19,000 or 14.1% to $154,000 in the second quarter of 2009 compared to $135,000 in the second quarter of 2008. Interchange income on debit cards increased 40,000 or 15.8% to $293,000 in the first half of 2009 compared to $253,000 in the first half of 2008.

         The Company recorded a $5,000 gain on the sale of securities available for sale in the second quarter and first half of 2009. There were no gains realized on the sale of securities available for sale during the second quarter of 2008 and a $2,000 gain on the sale of available for sale securities during the first half of 2008.

Non-interest Expense

         Total non-interest expense increased $56,000 or 1.4% to $4,150,000 for the second quarter of 2009 from $4,094,000 for the second quarter of 2008. Total non-interest expense decreased $117,000, or 1.4%, to $8,234,000 for the first half of 2009 from $8,351,000 for the first half of 2008. Salaries and benefits, the largest component of non-interest expense, decreased $185,000, or 8.1%, to $2,111,000 for the second quarter of 2009 from $2,296,000 for the second quarter of 2008. Salaries and benefits decreased $526,000, or 11.0%, to $4,256,000 for the first half of 2009 from $4,782,000 for the first half of 2008. This decrease is largely due to a reduction in work force and a freeze on most salary increases imposed by the Company during the fourth quarter of 2008 in response to deteriorating economic conditions.

         Occupancy and furniture and equipment expenses decreased $53,000 or 9.0% to $538,000 in the second quarter of 2009 compared to $591,000 in the second quarter of 2008. Occupancy and furniture and equipment expenses decreased $70,000 or 6.1% to $1,085,000 in the first half of 2009 compared to $1,155,000 in the first half of 2008. Marketing and advertising expense decreased $66,000 or 61.7% from $107,000 in the second quarter of 2008 to $41,000 during the second quarter of 2009 and decreased $172,000 or 70.5% from $244,000 in the first half of 2008 to $72,000 during the same period of 2009. Communication expenses decreased $6,000 or 4.6% to $124,000 in the first half of 2009 compared to $130,000 in the first half of 2008. The second quarter of June 30, 2009 and 2008 both recorded an expense of $59,000 for communication expense. Printing and supplies decreased $6,000 or 13.3% from $45,000 at June 30, 2008 to $39,000 at June 30, 2009 and decreased $24,000 or 23.5% from $102,000 for the first half of 2008 to $78,000 for the same period of 2009. These decreases were the result of active efforts by management to limit and reduce expenses.

         Bank paid loan costs increased $196,000 or 215.4% to $287,000 in the second quarter of 2009 compared to $91,000 in the second quarter 2008 and increased $281,000 or 124.3% to $507,000 in the first half of 2009 compared to $226,000 during the same period of 2008. Of the $507,000 expense incurred in the first half of 2009, $339,000 is associated with the repossession and maintenance of collateral on defaulted real estate loans, compared to $129,000 during the same period of 2008.

         Legal and professional expenses increased $58,000 or 40.9% to $200,000 for the second quarter of 2009 compared to $142,000 for the second quarter of 2008 and increased $127,000 or 56.7% to $351,000 for the first half of 2009 compared to $224,000 for the first half of 2008. The increase in legal and professional fees is primarily due to collection efforts on certain loans in default and the outsourcing of portions of the Company's internal audit function beginning in the second quarter of 2008.

         Regulatory assessments increased $159,000 or 155.9% from $102,000 for the second quarter of 2008 to $261,000 for the second quarter of 2009 and increased $325,000 or 174.7% from $186,000 for the first half of 2008 to $511,000 for the first half of 2009. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks. During the first quarter of 2009, the FDIC announced a special one-time emergency assessment to be collected September 30, 2009. This assessment contributed $222,000 of the Company's increased expense during the first half of 2009.

         All other operating expenses were $326,000 in the second quarter of 2009 compared to $362,000 for the second quarter of 2008, a decrease of $36,000 or 9.9% and decreased $42,000 or 5.8% to $682,000 for the first half of 2009 compared to $724,000 for the first half of 2008.

Income Taxes

         The provision for income taxes increased $410,000 to a $96,000 tax benefit for the second quarter of 2009 compared to a $506,000 tax benefit for the second quarter of 2008. The provision for income taxes increased $327,000 to a $2,000 tax benefit for the first half of 2009 compared to a tax benefit of $329,000 for the first half of 2008. The increase in the provision for income taxes is attributable to the increase in net pre-tax income. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 77.8% of total earning assets. As of June 30, 2009, the Company held total gross loans outstanding of $389,956,000 a decrease of $8,755,000 or 2.2% from $398,711,000 in total gross loans outstanding at December 31, 2008 and a decrease of $33,291,000 or 7.9% from $423,247,000 in total gross loans outstanding at June 30, 2008. The decrease in outstanding loans during the twelve-month and six-month periods is the result of decreased loan demand at the Company's three bank subsidiaries as well as significant loan charge-offs during the respective periods.

       Loan Portfolio Composition                                                                  June 30,             December 31,
                                                                                                   --------            ------------
       (Dollars in Thousands)                                                               2009             2008            2008
                                                                                            ----             ----            ----
                                                                                                (Unaudited)               (Audited)

Commercial  and  Industrial  - not  secured  by  real estate ....................         $ 41,198         $ 49,840       $ 43,451
Commercial and Industrial - secured by real estate ..............................          113,290          115,769        111,844
Residential real estate - mortgage ..............................................          129,295          118,120        124,445
Residential real estate - construction ..........................................           91,390          126,509        104,390
Consumer loans ..................................................................           14,783           13,009         14,581
                                                                                          --------         --------       --------
     Gross Loans ................................................................         $389,956         $423,247       $398,711
                                                                                          ========         ========       ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months and six months ended June 30, 2009 was 5.88% and 6.05% respectively, compared to 6.84% and 6.55% for the three months and six months ended June 30, 2008. The Federal Reserve decreased the federal funds target rate by a total of 400 basis points during 2008. A large portion of the Company's adjustable-rate loans, which constitute approximately 35.0% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

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

         The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At June 30, 2009, approximately $7,163,000, or 17.5%, of commercial loans were unsecured.

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

Allowance for Loan Losses

         The allowance for loan losses at June 30, 2009 was $7,809,000, or 2.00% of loans outstanding, compared to $9,217,000, or 2.31% of loans outstanding, at December 31, 2008, and to $5,558,000, or 1.31% of loans outstanding, at June 30, 2008. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based on the historical loan loss experience of the Company, current economic conditions affecting the ability of all borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         At June 30, 2009 the Company had $17,746,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $3,919,000 in other real estate owned. This compares to $16,950,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $5,428,000 in other real estate owned at December 31, 2008. At June 30, 2008 the Company had $7,352,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $1,216,000 in other real estate owned. The substantial increase in non-accruing loans from June 30, 2008 to June 30, 2009 is due to the overall downturn in the residential construction and residential development markets. The non-performing loans are primarily secured by residential real estate consisting of 1-to-4 family homes and development lots. The Company's non-performing loans at June 30, 2009 consisted of $17,533,000 in mortgage loans, $197,000 in commercial loans, and $16,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate were 5.50%, 5.54% and 2.02% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

         Net charge-offs during the six months ended June 30, 2009 were $2,986,000 compared to net charge-offs of $8,913,000 for the year ended December 31, 2008 and net charge-offs of $1,163,000 for the six months ended June 30, 2008. The allowance for loan losses as a percentage of non-performing loans was

44%,  54%,  and 76% as of June 30, 2009,  December 31, 2008,  and June 30, 2008,
respectively.

         Real estate activity in the Company's market area is exhibiting the weaknesses that have plagued other markets for over a year, which has resulted in the higher amounts of distressed assets discussed above. Management continues to closely monitor the levels of non-performing and potential problem loans and works to address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. With increases in the overall level of non-performing and potential problem loans, management increases the provision and allowance for loan losses, which in turn decreases net income. Management believes further deterioration of economic conditions in the Company's market areas is possible in the short term, especially with respect to real estate related activities and real property values. Consequently, Management expects that further increases in provision for loan losses may be needed in the future.

         The Company accounts for impaired loans in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are then applied to principal. The Company had impaired loans of approximately $12,102,000 at June 30, 2009, $16,671,000 at December 31, 2008
and $7,476,000 at June 30, 2008.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and in certain obligations of states and municipalities. The Company had $146,000 in trading assets at June 30, 2009, compared to $47,000 at December 31, 2008 and no trading assets at June 30, 2008. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2009 securities totaled $107,453,000, which represents 21.3% of total earning assets. Securities decreased $4,794,000, or 4.3%, from $112,247,000 invested as of December 31, 2008, and increased $13,291,000, or 14.1%, from $94,162,000 invested as of June 30, 2008. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At June 30, 2009 the Company's total investments classified as available for sale had an amortized cost of $91,327,000 and a market value of $93,535,000 for an unrealized gain of $2,208,000. This compares to an amortized cost of $93,767,000 and a market value of $96,003,000 for an unrealized gain of $2,236,000 on the Company's investments classified as available for sale at December 31, 2008. At June 30, 2008 the Company's total investments classified as available for sale had an amortized cost of $76,910,000 and a market value of

$76,325,000 for an unrealized loss of $585,000. Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss positions until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $12,057,000 at June 30, 2009, an increase of $242,000, or 2.0%, from the $11,815,000 held at
December 31, 2008 and an increase of $495,000, or 4.3%, from the $11,562,000 held at June 30, 2008. The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents decreased $2,373,000, or 13.3%, to $15,451,000 at June 30, 2009 from $17,824,000 at December 31, 2008, and increased  $3,283,000,  or  27.0%,  from  $12,168,000  at  June  30,  2008.  The substantial swings in the level of cash and cash equivalents are due to normal fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $6,355,000, or 1.4%, to $451,724,000 at June 30, 2009 from $445,369,000 at December 31, 2008 and increased $38,656,000, or 9.4%, from $413,068,000 at June 30, 2008. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the six months ended June 30, 2009, interest-bearing deposits averaged $400,606,000 compared to $373,924,000 for the same period of 2008. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2009, brokered deposits totaled $57,255,000, compared to $77,411,000 and $22,384,000 in brokered deposits at December 31, 2008 and June 30, 2008, respectively. At June 30, 2009, $25,978,000 of the brokered deposits mentioned above were acquired through the Certificate of Deposit Account Registry Service ("CDARS"), compared with $32,953,000 at December 31, 2008 and $11,632,000 at June 30, 2008. The Company
considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 2.87% during the six months ended June 30, 2009 compared to 3.67% for the same period of 2008 and 3.40% for the twelve months ended December 31, 2008. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At June 30, 2009, interest-bearing deposits comprised 89.2% of total deposits compared to 88.5% at December 31, 2008 and 88.5% at June 30, 2008.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 76% at June 30, 2009, 78% at December 31, 2008 and 71% at June 30, 2008. Time deposits of $100,000 or more represented 23.9% of total deposits at June 30, 2009, 22.0% at December 31, 2008 and 28.7% at June 30, 2008. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, short-term advances from the Federal Home Loan Bank ("FHLB") and a line of credit from a correspondent bank. At June 30, 2009 borrowings totaled $29,578,000 and were comprised of $14,500,000 in short-term advances from the FHLB, and $15,078,000 in securities sold under repurchase agreements. At December 31, 2008 borrowings totaled $68,809,000 and were comprised of $1,028,000 in federal funds purchased, $34,600,000 in short-term advances from the FHLB, $22,181,000 in securities sold under repurchase agreements and $11,000,000 on a line of credit from a correspondent bank. June 30, 2008 borrowings totaled $90,047,000 and were comprised of $71,700,000 in short-term advances from the FHLB and $18,347,000 in securities sold under repurchase agreements. Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2009, The Peoples National Bank had total borrowing capacity from the FHLB equal to $70,610,000, and the unused portion of this line of credit was $56,110,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $27,340,000, all of which was unused at June 30, 2009. Seneca National Bank had established secured lines of credit with the FHLB at June 30, 2009 of $10,960,000, all of which was unused. At June 30, 2009, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $35,000,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

         During the first half of 2009, the Company made capital expenditures of approximately $67,000 related primarily to new information technology equipment and upgrades and a new heating and air system at one of our bank locations. The Company also makes other capital expenditures in the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At June 30, 2009, the Banks had issued commitments to extend credit of $82,939,000 through various types of arrangements. The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2,707,000 at June 30, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any standby letters of credit issued by the Company is immaterial to the Company.

         Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2009:


                                 CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                                        Well                     Adequately
                                                                                     Capitalized                 Capitalized
                                                          Actual                     Requirement                 Requirement
                                                          ------                     -----------                 -----------
                                                  Amount          Ratio         Amount          Ratio      Amount           Ratio
                                                  ------          -----         ------          -----      ------           -----
Company:
Total Risk-based Capital .................    $   58,356          14.18%           N/A            N/A    $   33,923         8.00%
Tier 1 Risk-based Capital ................        53,177          12.92            N/A            N/A        16,463         4.00
Leverage Ratio ...........................        53,177           9.74            N/A            N/A        21,839         4.00

The Peoples National Bank:
Total Risk-based Capital .................    $   35,238          13.09%    $   26.920          10.00%    $   21,536        8.00%
Tier 1 Risk-based Capital ................        31,845          11.83         16,151           6.00         10,768        4.00
Leverage Ratio ...........................        31,845           9.35         17,029           5.00         13,624        4.00

Bank of Anderson,
N. A.(1):
Total Risk-based Capital .................    $   14,168          15.98%           N/A            N/A     $   10,638       12.00%
Tier 1 Risk-based Capital ................        13,054          14.72            N/A            N/A          8,868       10.00
Leverage Ratio ...........................        13,054           9.84            N/A            N/A         10,613        8.00

Seneca National Bank:
Total Risk-based Capital .................    $    7,306          13.61%    $    5,368          10.00%    $    4,294        8.00%
Tier 1 Risk-based Capital ................         6,634          12.36          3,220           6.00          2,147        4.00
Leverage Ratio ...........................         6,634           9.57          3,466           5.00          2,773        4.00


(1) Minimum ratios have been revised to reflect minimum required regulatory ratios for this bank as required by the OCC.

     Pursuant to the requirements of the South Carolina Business Corporations Act, the Company made an estimated fair value payment of $243,000 relating to 67,636 shares of common stock to shareholders who perfected their statutory dissenters' rights in connection with the amendment to the Company's Articles of Incorporation to authorize the issuance of preferred stock. The shareholders have asserted that the fair value is greater than the amount paid by the Company and, unless an agreement is reached as to the fair value, the additional amount due, if any, will be determined by a court.


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

         FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company's securities portfolio and evaluated the portfolio for any other-than-temporary impairments.

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

         The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the staff positions for second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

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

         SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), "Subsequent Events,"
("SFAS 165") was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Management's evaluation of subsequent events under NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         The FASB issued SFAS 166 (not yet reflected in FASB ASC), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 166") in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company's financial position.

         SFAS 167 (not yet reflected in FASB ASC), "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167") was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company's financial position.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of June 30, 2009 the Company was positioned so that net interest income would increase $560,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $678,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

         On April 24, 2009, the Company sold 12,660 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, and 633 shares of Fixed Rate
Cumulative Perpetual Preferred Stock, Series W, to the U. S. Treasury pursuant to its Capital Purchase Program, for an aggregate purchase price of $12,660,000. Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Item 4   Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders
On June 10, 2009, the Company held its Annual Meeting of Shareholders. The voting results of the 2009 Annual Meeting of Shareholders follows:

(1) The following persons were elected as Directors to serve for the terms set forth below with 4,411,839 shares voted, representing 62.4% of the total shares entitled to vote:

                                                         Broker
                               For          Withheld    Non-Votes   Term (years)
                               ---          --------    ---------   ------------
Robert E. Dye, Jr.            4,294,331      117,508          0             3
W. Rutledge Galloway          4,291,584      120,255          0             3
E. Smyth McKissick            4,287,779      124,060          0             3
Timothy J. Reed.              4,295,159      116,680          0             3
William B. West               4,295,146      116,693          0             3


The following persons continue to serve as directors for the terms indicated.

                                                            Year Term Ends
              Charles E. Dalton                               2011
              George Weston Nalley                            2011
              R. Riggie Ridgeway                              2011
              William R. Rowan, III                           2011
              D. Gray Suggs                                   2011
              L. Andrew Westbrook, III                        2011
              Paul C. Aughtry, III                            2010
              R. David Land                                   2010
              Eugene W. Merritt, Jr.                          2010
              George B. Nalley, Jr.                           2010
              A. J. Thompson, Jr.                             2010

(2) Shareholders also voted on a nonbinding proposal for approval of executive compensation. The results were as follows:

                                                                        Broker
            For               Against              Abstain             Non-Votes
            ---               -------              -------             ---------
         4,160,869            151,795              99,175                  0




Item 6.       Exhibits

              Exhibits.

                  3        Articles of Incorporation,  as amended  (Incorporated
                           by reference to Form 10-Q for the quarter ended March
                           31, 2009)
                  4.1(a)   Form of Certificate  for the Series T Preferred Stock
                           (Incorporated  by  reference  to Form 8-K filed April
                           28, 2009)
                  4.1(b)   Form of Certificate  for the Series W Preferred Stock
                           (Incorporated  by  reference  to Form 8-K filed April
                           28, 2009)
                  4.2      Warrant for  Purchase of Shares of Series W Preferred
                           Stock  (Incorporated  by  reference to Form 8-K filed
                           April 28, 2009)
                  10.1     Letter  Agreement,  dated  April  24,  2009,  between
                           Peoples  Bancorporation,  Inc., and the United States
                           Department  of  the  Treasury  with  respect  to  the
                           issuance  and sale of the  Series T  Preferred  Stock
                           (Incorporated  by  reference  to Form 8-K filed April
                           28, 2009)
                  10.2     Extensions of Employment  Agreements  with William B.
                           West and L. Andrew  Westbrook,  III  (Incorporated by
                           reference to Forms 8-K filed July 27,  2009,  July 7,
                           2007 and September 4, 2008)
                  31.1     Rule 13a-14(a) / 15d-14(a) Certifications
                  31.2     Rule 13a-14(a) / 15d-14(a) Certifications
                  32       Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEOPLES BANCORPORATION, INC.


Dated:  August 12, 2009                     By:    /s/ R. Riggie Ridgeway
                                                 ------------------------
                                                   R. Riggie Ridgeway
                                                   Chief Executive Officer


Dated:  August 12, 2009                     By:   /s/ Robert E. Dye, Jr.
                                                ------------------------
                                                   Robert E. Dye, Jr.
                                                   Senior Vice President and CFO
                                                   (principal financial officer)

                                  Exhibit Index

Exhibit No.                     Description of Exhibit

    3         Articles of Incorporation, as amended
              (Incorporated by reference to Form 10-Q for the quarter ended
               March 31, 2009)
    4.1(a)    Form  of  Certificate   for  the  Series  T  Preferred   Stock
              (Incorporated by reference to Form 8-K filed April 28, 2009)
    4.1(b)    Form  of  Certificate   for  the  Series  W  Preferred   Stock
              (Incorporated by reference to Form 8-K filed April 28, 2009)
    4.2       Warrant for Purchase of Shares of  Series W  Preferred   Stock
              (Incorporated by reference to Form 8-K filed April 28, 2009)
    10.1      Letter Agreement, dated April 24, 2009, between Peoples
              Bancorporation, Inc., and the United States Department of the
              Treasury with respect to the issuance and sale of the Series T
              Preferred Stock (Incorporated by reference to Form 8-K filed April
              28, 2009)
    10.2      Extensions of Employment Agreements with William B. West and
              L. Andrew Westbrook, III (Incorporated by reference to Forms 8-K filed July 27, 2009, July 7, 2007 and September 4, 2008)
    31.1      Rule 13a-14(a) / 15d-14(a) Certifications
    31.2      Rule 13a-14(a) / 15d-14(a) Certifications
    32        Section 1350 Certifications