Form 10-Q
period 2009-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2009-11-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended                       Commission file
         September 30, 2009                               000-20616

                          PEOPLES BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

               South Carolina                         57-09581843
               --------------                         -----------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          1818 East Main Street, Easley, South Carolina      29640
          ---------------------------------------------      -----
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

                              Yes [ ]   No [X]

The number of outstanding shares of the issuer's $1.11 par value common stock as of November 4, 2009 was 7,003,003. PART I - FINANCIAL INFORMATION Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
    (Dollars in thousands except per share and share data)

                                                                                  September 30,       December 31,     September 30,
                                                                                       2009              2008              2008
                                                                                    Unaudited           Audited         Unaudited
                                                                                    ---------           -------         ---------
ASSETS
CASH AND DUE FROM BANKS ......................................................      $   8,132         $   7,874         $  12,555
INTEREST-BEARING DEPOSITS IN OTHER BANKS .....................................            282               765                 -
FEDERAL FUNDS SOLD ...........................................................          6,545             9,185            10,650
                                                                                    ---------         ---------         ---------
     Total cash and cash equivalents .........................................         14,959            17,824            23,205
SECURITIES
     Trading assets ..........................................................            214                47               192
     Available for sale ......................................................         99,641            96,003            75,665
     Held to maturity (market value of $10,025, $12,666
         and $12,674) ........................................................          9,698            12,651            12,656
       Other investments, at cost ............................................          4,737             3,546             3,507
LOANS-less allowance for loan losses of $7,357, $9,217 and $7,636 ............        376,363           389,494           399,692
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ...........................................         12,520            13,200            13,466
ACCRUED INTEREST RECEIVABLE ..................................................          2,363             2,685             2,861
ASSETS ACQUIRED IN SETTLEMENT OF LOANS .......................................         10,073             5,428             2,038
CASH SURRENDER VALUE OF LIFE INSURANCE .......................................         12,181            11,815            11,690
OTHER ASSETS .................................................................          4,995             7,182             5,851
                                                                                    ---------         ---------         ---------
TOTAL ASSETS .................................................................      $ 547,744         $ 559,875         $ 550,823
                                                                                    =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing .....................................................      $  45,637         $  51,091         $  44,750
     Interest-bearing ........................................................        411,854           394,278           398,772
                                                                                    ---------         ---------         ---------
         Total deposits ......................................................        457,491           445,369           443,522
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ..................................         13,985            22,181            25,475
FEDERAL FUNDS PURCHASED ......................................................              -             1,028                 -
NOTES PAYABLE TO FEDERAL HOME LOAN BANK ......................................         16,500            34,600            34,000
NOTES PAYABLE - OTHER ........................................................              -            11,000                 -
ACCRUED INTEREST PAYABLE .....................................................          2,289             2,636             2,554
OTHER LIABILITIES ............................................................          2,122             1,549             1,768
                                                                                    ---------         ---------         ---------
         Total Liabilities ...................................................        492,387           518,363           507,319
                                                                                    ---------         ---------         ---------
SHAREHOLDERS' EQUITY
Preferred stock - 15,000,000  shares  authorized;
       $1,000 per share  liquidation preference; issued
       and outstanding- 13,293 at September 30, 2009 and
       none at December 31, 2008 and September 30, 2008. .....................           12,655                 -                 -
Common stock - 15,000,000 shares authorized, $1.11
       Par value per share, 7,003,003 shares, 7,070,139 shares
       and 7,065,263 shares outstanding, respectively ........................            7,774             7,848             7,843
Additional paid-in capital ...................................................           41,638            41,752            41,712
Retained earnings ............................................................           (9,559)           (9,564)           (6,666)
Accumulated other comprehensive income .......................................            2,849             1,476               615
                                                                                      ---------         ---------         ---------
         Total Shareholders' Equity ..........................................           55,357            41,512            43,504
                                                                                      ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................        $ 547,744         $ 559,875         $ 550,823
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

                  Peoples Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
             (Dollars in thousands except per share and share data)
                                    Unaudited

                                                                         Three Months Ended                   Nine Months Ended
                                                                             September 30,                     September 30,
                                                                        2009              2008             2009             2008
                                                                        ----              ----             ----             ----
INTEREST INCOME
   Interest and fees on loans ..........................................   $     5,517    $     6,742    $    17,447    $    21,198
   Interest on securities
       Taxable .........................................................           847            716          2,579          2,315
       Tax-exempt ......................................................           369            373          1,121          1,113
   Interest on federal funds ...........................................             2             17              3             49
                                                                           -----------    -----------    -----------    -----------
Total interest income ..................................................         6,735          7,848         21,150         24,675
                                                                           -----------    -----------    -----------    -----------
INTEREST EXPENSE
   Interest on deposits ................................................         2,316          3,173          7,777         10,041
   Interest on federal funds purchased and securities
       sold under repurchase agreements ................................            19             94             68            299
    Interest on notes payable Federal Home Loan Bank ...................            22            350             91          1,477
    Interest on notes payable - other ..................................             -              -            182              -
                                                                           -----------    -----------    -----------    -----------
Total interest expense .................................................         2,357          3,617          8,118         11,817
                                                                           -----------    -----------    -----------    -----------
Net interest income ....................................................         4,378          4,231         13,032         12,858
PROVISION FOR LOAN LOSSES ..............................................         2,030          6,475          3,608          8,885
                                                                           -----------    -----------    -----------    -----------
Net interest income (loss) after provision for loan losses .............         2,348         (2,244)         9,424          3,973
                                                                           -----------    -----------    -----------    -----------
NON-INTEREST INCOME
    Service charges on deposit accounts ................................           420            492          1,228          1,409
    Customer service fees ..............................................            21             27             91            106
    Mortgage banking ...................................................            64             79            417            303
    Brokerage services .................................................            46             41            143            158
    Bank owned life insurance ..........................................           139            142            409            391
    Gain (loss) on sale of  available-for-sale securities ..............             -            (50)             5            (48)
    Gain (loss) on sale of assets acquired in settlement of loans ......           154            (10)           192            (63)
    Write-Down of FHLMC Preferred Stock ................................             -         (2,890)             -         (2,890)
    Other noninterest income ...........................................           264            165            555            485
                                                                           -----------    -----------    -----------    -----------
Total noninterest income (loss) ........................................         1,108         (2,004)         3,040           (149)
                                                                           -----------    -----------    -----------    -----------
NON-INTEREST EXPENSES
   Salaries and benefits ...............................................         2,097          2,452          6,353          7,234
   Occupancy ...........................................................           264            247            753            720
   Equipment ...........................................................           292            341            888          1,023
   Marketing and advertising ...........................................            37             95            109            339
   Communications ......................................................            63             67            187            197
   Printing and supplies ...............................................            36             42            114            144
   Bank paid loan costs ................................................           576            109          1,083            335
   Director fees .......................................................            90            110            275            338
   ATM/Debit card expenses .............................................            60             99            261            274
   Legal and professional fees .........................................           267            162            618            386
   Regulatory assessments ..............................................           234            124            745            310
   Other post employment benefits ......................................            91             83            273            258
   Other operating expenses ............................................           372            388          1,054          1,112
                                                                           -----------    -----------    -----------    -----------
Total noninterest expenses .............................................         4,479          4,319         12,713         12,670
                                                                           -----------    -----------    -----------    -----------
Loss before income taxes ...............................................        (1,023)        (8,567)          (249)        (8,846)
PROVISION FOR INCOME TAX BENEFIT .......................................          (505)        (3,038)          (507)        (3,367)
                                                                           -----------    -----------    -----------    -----------
Net income (loss) ......................................................   $      (518)   $    (5,529)   $       258    $    (5,479)
                                                                           -----------    -----------    -----------    -----------
Deductions for amounts not available to common shareholders:
      Dividends declared or accumulated on preferred stock .............            85              -            213              -
      Net amortization of preferred stock ..............................            32              -             40              -
                                                                           -----------    -----------    -----------    -----------
Net income (loss) available to common shareholders .....................   $      (635)   $    (5,529)   $         5    $    (5,479)
                                                                           ===========    ===========    ===========    ===========
LOSS PER COMMON SHARE
   BASIC ...............................................................   $     (0.09)   $     (0.78)   $      0.00    $     (0.78)
                                                                           ===========    ===========    ===========    ===========
   DILUTED .............................................................   $     (0.09)   $     (0.78)   $      0.00    $     (0.78)
                                                                           ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
   BASIC ...............................................................     7,003,003      7,062,827      7,040,245      7,059,577
                                                                           ===========    ===========    ===========    ===========
   DILUTED .............................................................     7,003,003      7,062,827      7,097,144      7,059,577
                                                                           ===========    ===========    ===========    ===========
CASH DIVIDENDS PAID PER COMMON SHARE ...................................    $        -    $      0.05     $        -    $      0.15
                                                                            ==========    ===========    ===========    ===========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
              for the Nine months ended September 30, 2008 and 2009
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       Accumulated
                                                        Common Stock         Additional                   other         Total
                                      Preferred         ------------           paid-in    Retained     comprehensive  shareholders'
                                        Shares        Shares       Amount      capital    earnings        income        equity
                                      ---------       ------       ------    ---------    --------     ------------   -------------
Balance, December 31, 2007 ........  $        -    7,056,337    $  7,833    $   41,624    $      -       $    784       $50,241
                                                                                                                        -------
Net loss ..........................           -            -           -                    (5,479)             -        (5,479)
Other comprehensive income,
 net of tax:
 Unrealized holding losses on
    securities available for
    sale, net income tax of $87 ...           -            -           -             -           -           (121)         (121)
 Reclassification
     adjustments for losses
     included in net income net
     of incomes taxes  of $16 .....           -            -           -             -           -            (48)          (48)
                                                                                                                        -------
Comprehensive income ..............                                                                                      (5,648)
Cash dividends ....................           -            -           -             -      (1,059)             -        (1,059)
Proceeds from stock options
     exercised ....................           -        8,926          10            35           -              -            45
Stock-based compensation ..........           -            -           -            53           -              -            53
Cumulative effect of post
  retirement cost of life
  insurance .......................           -            -           -             -        (128)             -          (128)
                                     ----------    ---------    --------    ----------    --------       --------       -------
Balance, September 30, 2008 .......  $        -    7,065,263    $  7,843    $   41,712    $ (6,666)      $    615       $43,504
                                     ==========    =========    ========    ==========    ========       ========       =======


Balance, December 31, 2008 ........  $        -    7,070,139    $  7,848    $   41,752    $ (9,564)      $  1,476       $41,512
                                                                                                                        -------
Net income ........................           -            -           -             -         258              -           258
Other comprehensive income,
 net of tax:
   Unrealized holding gains
    on securities available for
    sale, net of income taxes
    of $708 .......................           -            -           -             -           -          1,368         1,368
  Reclassification adjustments
    for gains included in net
    income net of incomes taxes
    of $3 .........................           -            -           -             -           -              5             5
                                                                                                                        -------
Comprehensive income ..............                                                                                       1,631
Issuance of preferred stock .......      12,615            -           -             -           -              -        12,615
Cash dividends on preferred stock .                                                           (213)                        (213)
Proceeds from stock options
    exercised .....................           -          500           1             1           -              -             2
Common shares surrendered
    by dissenting shareholders ....           -      (67,636)        (75)         (168)          -              -          (243)
Net accretion (amortization)
    of preferred stock ............          40                                                (40)                           -
Stock-based compensation ..........           -            -           -            53           -              -            53
                                     ----------    ---------    --------    ----------    --------       --------       -------
Balance, September 30, 2009 .......  $   12,655    7,003,003    $  7,774    $   41,638    $ (9,559)      $  2,849       $55,357
                                     ==========    =========    ========    ==========    ========       ========       =======

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                             Nine months Ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                           2009               2008
                                                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .........................................................................          $    258           $ (5,479)
   Adjustments to reconcile net income (loss) to net cash  used in operating activities:
   Gain on sale of premises and equipment ....................................................                (5)                (7)
   (Gain) loss on sale of securities available for sale ......................................                (5)                48
   Gain from trading assets ..................................................................              (167)                 -
   (Gain) loss on sale of assets acquired in settlement of loans .............................              (192)                63
   Other than temporary impairment write-down on FHLMC stock .................................                 -              2,890
   Other than temporary write-down on Silverton Bank stock ...................................               160                  -
   Provision for loan losses .................................................................             3,608              8,885
   Depreciation and amortization .............................................................               790                851
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                 5                 13
   Stock-based compensation ..................................................................                53                 53
   Postretirement cost of insurance for split-dollar life
     insurance coverage ......................................................................                 -               (128)
   Decrease in accrued interest receivable ...................................................               322                460
   (Increase) decrease in other assets .......................................................             1,672             (8,525)
   Decrease in accrued interest payable ......................................................              (347)            (1,911)
   Increase in other liabilities .............................................................               573              1,005
                                                                                                        --------           --------
     Net cash provided by (used in) operating activities .....................................             6,725             (1,782)
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity ..................................................                 -               (444)
   Purchases of securities available for sale ................................................           (17,421)            (8,033)
   Purchases of other investments ............................................................            (1,191)                 -
   Sale of other investments .................................................................                 -              1,288
   Proceeds from principal pay-downs on securities available for sale ........................            11,712              6,075
   Proceeds from the maturities and calls of securities available for sale ...................             2,945              2,750
   Proceeds from the sale of securities available for sale ...................................                 -              4,965
   Proceeds from the maturities and calls of securities held to maturity .....................             4,000                865
   Increase in cash surrender value of life insurance ........................................              (366)              (340)
   Proceeds from the sale of other real estate owned .........................................             7,510                908
   Net increase (decrease) in loans ..........................................................            (2,632)             7,973
   Proceeds from the sale of premises and equipment ..........................................                 5                 97
   Purchase of premises and equipment ........................................................              (110)              (650)
                                                                                                        --------           --------
     Net cash provided by investing activities ...............................................             4,452             15,454
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..................................................................            12,122             25,901
   Net increase (decrease) in securities sold under repurchase
     agreements ..............................................................................            (8,196)             5,651
   Net decrease in federal funds purchased ...................................................            (1,028)              (429)
   Net decrease in notes payable to Federal Home Loan Bank ...................................           (18,100)           (31,100)
   Net decrease of notes payable - other .....................................................           (11,000)                 -
   Proceeds from the exercise of stock options ...............................................                 2                 45
   Proceeds from issuance of preferred stock and warrants ....................................            12,614                  -
   Common shares surrendered by dissenting shareholders ......................................              (243)                 -
   Cash dividend - common stock ..............................................................                 -             (1,059)
   Cash dividend - preferred stock ...........................................................              (213)                 -
                                                                                                        --------           --------
     Net cash used in financing activities ...................................................           (14,042)              (991)
                                                                                                        --------           --------
     Net increase (decrease) in cash and cash equivalents ....................................            (2,865)            12,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            17,824             10,524
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 14,959           $ 23,205
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  8,440           $ 13,727
                                                                                                        ========           ========
     Income taxes ............................................................................          $     29           $    126
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


EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per Common Share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board ("FASB") Accounting Standard Codification. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2009 and 2008 was 7,040,245 and 7,059,577, respectively. The weighted average number of common shares outstanding for diluted net income per common share was 7,097,144 and 7,059,577 for the nine months ended September 30, 2009 and 2008.

                                                                          Three Months Ended               Nine Months Ended
                                                                            September 30,                    September 30,
                                                                            -------------                    -------------
                                                                       2009             2008             2009              2008
                                                                       ----             ----             ----              ----
Net (loss) income available to common shareholders .........     $       (635)     $     (5,529)     $          5      $     (5,479)

Weighted average shares outstanding:
Basic ......................................................        7,003,003         7,062,827         7,040,245         7,059,577
Effect of dilutive securities:
     Stock options .........................................                -                 -            56,899                 -
                                                                 ------------      ------------      ------------      ------------
Diluted ....................................................        7,003,003         7,062,827         7,097,144         7,059,577
                                                                 ============      ============      ============      ============

Earnings per common share:
Basic ......................................................     $      (0.09)     $      (0.78)     $      (0.00)     $      (0.78)
                                                                 ============      ============      ============      ============
Diluted ....................................................     $      (0.09)     $      (0.78)     $      (0.00)     $      (0.78)
                                                                 ============      ============      ============      ============

INVESTMENT SECURITIES

         At the time of purchase of a security, the Company designates the security as available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Company has the positive intent and ability to hold such securities to maturity. Securities available for sale are stated at estimated fair value. Trading securities are carried at market value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income
(loss) as a separate component of stockholders' equity until realized. Interest earned on investment securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

         Securities are summarized as follows as of September 30, 2009 (tabular amounts in thousands):


                                                                                               Unrealized holding
                                                                            Amortized          ------------------             Fair
                                                                               Cost           Gains          Losses           value
                                                                               ----           -----          ------           -----
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
     Maturing after five years but within 10 years .................         $ 4,991         $   265         $     -         $ 5,256
     Maturing after ten years ......................................           3,896             157               -           4,053
                                                                             -------         -------         -------         -------
                                                                               8,887             422               -           9,309
                                                                             -------         -------         -------         -------
OTHER SECURITIES
     Maturing within one year ......................................             362              21               -             383
     Maturing after one year but within five years .................          55,311           2,490               -          57,801
     Maturing after five years but within ten years ................           2,785              16               -           2,801
     Maturing after ten years ......................................             604               -              99             505
                                                                             -------         -------         -------         -------
                                                                              59,062           2,527              99          61,490
                                                                             -------         -------         -------         -------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after one year but within five years .................             457              38               -             495
     Maturing after five years but within ten years ................           3,977             157               -           4,134
     Maturing after ten years ......................................          22,941           1,272               -          24,213
                                                                             -------         -------         -------         -------
                                                                              27,375           1,467               -          28,842
                                                                             -------         -------         -------         -------
         Total securities available for sale .......................         $95,324         $ 4,416         $    99          99,641
                                                                             =======         =======         =======         =======
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................         $   697         $     5         $     -         $   702
     Maturing after one but within five years ......................           3,659             128               -           3,787
     Maturing after five years but within ten years ................           3,350             105               -           3,455
     Maturing after ten years ......................................           1,992              89               -           2,081
                                                                             -------         -------         -------         -------
         Total securities held to maturity .........................         $ 9,698         $   327         $     -         $10,025
                                                                             =======         =======         =======         =======

      The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

Securities Available for Sale (tabular amounts in thousands):

                                                            Less than 12 Months         12 Months or More           Total
                                                            -------------------         -----------------           -----
                                                           Fair        Unrealized      Fair      Unrealized     Fair      Unrealized
                                                           Value         Losses        Value       Losses       Value      Losses
                                                           -----         ------        -----       ------       -----      ------
Government sponsored enterprise securities ...........  $        -     $        -    $      -     $      -    $      -    $      -
Other securities .....................................           -              -         417           99         417          99
State and political subdivisions .....................           -              -           -            -           -           -
                                                        ----------     ----------    --------     --------    --------    --------
Total ................................................  $        -     $        -    $    417     $     99    $    417    $     99
                                                        ==========     ==========    ========     ========    ========    ========

No individual held to maturity securities were in a continuous loss position for twelve months or more.

      The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit rating, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer, and therefore, these losses are not considered other-than-temporary. The category "other securities" above is comprised of mortgage-backed securities and corporate debt securities.

STOCK-BASED COMPENSATION

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants issued through the first nine months of 2009: dividend yields of $0.00 per share, expected volatility from 34 to 39 percent, risk-free interest rate from 2.46 to 3.98 percent and expected life of 10 years.

         At September 30, 2009, an aggregate of 361,150 shares were reserved for issuance on exercise of options. During the first nine months of 2009, options to purchase 15,500 shares were granted with a weighted average fair market value of $2.77 per share. The following is a summary of the status of the Company's plans as of September 30, 2009 and changes during the nine months ended September 30, 2009.

                                                                                           Weighted       Weighted
                                                                                           Average         Average       Aggregate
                                                                                           Exercise      Contractual     Intrinsic
                                                                          Shares            Price        Term(Years)       Value
                                                                          ------            -----        -----------       -----
Outstanding, December 31, 2008 ..............................            146,263         $   10.56
Granted .....................................................             15,500         $    2.77
Exercised ...................................................               (500)        $    2.75
Forfeited ...................................................             (6,395)        $    9.27
                                                                         -------
Outstanding, September 30, 2009 .............................            154,868         $    9.86           7.04        $  3,775
                                                                         =======

Options exercisable, September 30, 2009 .....................            128,875         $   10.22           6.47        $  2,625
                                                                         =======

         As of September 30, 2009, we recognized compensation cost of $53,174 related to unvested stock options.

FAIR VALUE

         The FASB Accounting Standards Codification for fair value provides a framework for measuring and disclosing fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

         Fair value is identified as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:


Level 1          Quoted prices in active  markets for identical  assets or  liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative  contracts that are traded in an active exchange market,  as well as U.S.  Treasury  Securities and other securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2          Observable  inputs  other than Level 1 prices such as quoted  prices for similar  assets or liabilities;  quoted  prices in  markets  that are not  active;  or other  inputs  that are observable or can be  corroborated  by observable  market data for  substantially  the full term of the assets or liabilities.  Level 2 assets and liabilities  include debt securities with quoted prices that are traded less  frequently  than  exchange-traded  instruments and derivative  contracts whose value is determined  using a pricing model with inputs that are observable in the market or can be derived  principally  from or corroborated by observable market data. This category generally  includes U. S. Government and agency  mortgage-backed debt  securities  and  impaired  loans  that  are  carried  at the  appraisal  value of the underlying collateral.

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

         Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2009 (tabular amounts in thousands):

                                                      Quoted market price
                                                       in active markets        Significant
                                                         for identical             other             Significant
                                                       assets/liabilities    observable inputs   unobservable inputs
                                                             (Level 1)          (Level 2)            (Level 3)            Total
                                                             ---------          ---------            ---------            -----
Recurring Basis:
Available for sale
  investment securities .........................            $     -            $  99,641             $      -            $99,641
Trading Assets ..................................                214                    -                    -                214
                                                             -------            ---------            ---------            -------
Total ...........................................            $   214            $  99,641             $      -            $99,855
                                                             =======            =========            =========            =======


Nonrecurring Basis:
Impaired loans ..................................            $     -            $  21,942             $      -            $21,942
Other real estate owned .........................                  -               10,073                    -             10,073
                                                             -------            ---------            ---------            -------
Total ...........................................            $     -            $  32,015             $      -            $32,015
                                                             =======            =========            =========            =======

         The following is a description of the valuation methodologies used for instruments measured at fair value.

         Available for sale investment securities and trading assets - When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. Level 1 securities for the Company include certain treasury securities and equity securities. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. For the Company, Level 2 securities include mortgage backed securities, collateralized mortgage obligations, government sponsored entity securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

         Impaired loans - Applies to loans that are measured for impairment using the practical methods permitted by the FASB Accounting Standards Codification. Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

         Other real estate owned - Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.

Disclosure about Fair Value of Financial Instruments

         The FASB Accounting Standards Codification for the Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. The Standard defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

         Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in other banks and federal funds sold and purchased.

         Securities   are  valued  using  quoted  fair  market   prices.   Other
investments are valued at par value.

         Fair value for variable rate loans that reprice frequently, loans held for sale and for loans that mature in less than three months is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

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

         Fair value of off-balance sheet instruments is based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreement and the counterparties' credit standing. These are generally short-term at variable rates; both the carrying amount and fair value are immaterial.

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                September 30,                      December 31,
                                                                                    2009                              2008
                                                                                    ----                              ----
                                                                          Carrying         Fair            Carrying           Fair
                                                                           amount          value            amount            value
                                                                           ------          -----            ------            -----
Financial assets:
     Cash and due from banks ...................................         $  8,132         $  8,132         $  7,874         $  7,874
     Interest-bearing deposits in other banks ..................              282              282              765              765
     Federal funds sold ........................................            6,545            6,545            9,185            9,185
     Trading assets ............................................              214              214               47               47
     Securities available for sale .............................           99,641           99,641           96,003           96,003
     Securities held to maturity ...............................            9,698           10,025           12,651           12,666
     Other investments .........................................            4,737            4,737            3,546            3,546
     Loans (gross) .............................................          383,720          378,695          398,711          395,447
     Cash surrender value life insurance .......................           12,181           12,181           11,815           11,815

Financial liabilities:
     Deposits ..................................................          457,491          455,669          445,369          442,221
     Securities sold under repurchase agreements ...............           13,985           13,985           22,181           22,181
     Federal funds purchased ...................................                -                -            1,028            1,028
     Advances from Federal Home Loan Bank ......................           16,500           16,500           34,600           34,600
     Notes Payable - Other .....................................                -                -           11,000           11,000

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2009, the FASB issued Accounting Standards Update No. 2009-01 ("ASU 2009-01"), Topic 105 - Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 ("SFAS 168"), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM ("Codification") became the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for the Company's financial statements beginning in the interim period ended September 30, 2009.

         Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("Statement 162"), which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company's results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

         In June 2009, the FASB issued Accounting Standards Update No. 2009-02 ("ASU 2009-02"), Omnibus Update - Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have any effect on the Company's results of operations, financial position or disclosures.

         In August 2009, the FASB issued Accounting Standards Update No. 2009-03 ("ASU 2009-03"), SEC Update - Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. This ASU did not have any effect on the Company's results of operations, financial position or disclosures.

         In August 2009, the FASB issued Accounting Standards Update No. 2009-04 ("ASU 2009-04"), Accounting for Redeemable Equity Instruments - Amendment to
Section  480-10-S99.  ASU 2009-04  represents  an update to Section  480-10-S99,

Distinguishing Liabilities from Equity, per Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have any effect on the Company's results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

     1.   A valuation technique that uses:
          a. The quoted price of the identical liability when traded as an asset
          b. Quoted prices for similar liabilities or similar liabilities when traded as assets.
     2. Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

         The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the Company in the fourth quarter of 2009. Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-06 ("ASU 2009-06"), Income Taxes (Topic 740) - Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1) whether income taxes paid by an entity are attributable to the entity or its owners, 2) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments included in ASU 2009-06 were effective for the Company in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-07 ("ASU 2009-07"), Accounting for Various Topics - Technical Corrections to SEC Paragraphs. ASU 2009-07 represents technical corrections to various topics containing SEC guidance. This ASU did not have any effect on the Company's results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-08 ("ASU 2009-08"), Earnings Per Share - Amendments to Section 260-10-S99. ASU 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of Preferred Stock. This ASU did not have any effect on the Company's results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-09 ("ASU 2009-09"), Accounting for Investments - Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees - Amendments to Sections 323-10-S99 and 505-50-S99. ASU 2009-09 represents a correction to
Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Accounting Standards Codification incorrectly.
Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. This ASU did not have any effect on the Company's results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-10 ("ASU 2009-10"), Financial Services - Broker and Dealers: Investments - Other - Amendment to Subtopic 940-325. ASU 2009-10 codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. This ASU did not have any effect on the Company's results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-11 ("ASU 2009-11"), Extractive Activities - Oil and Gas - Amendment to
Section 932-10-S99. ASU 2009-11 represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. This ASU is not applicable to the Company and therefore did not have any effect on the Company's results of operations, financial position or disclosures.

         In September 2009, the FASB issued Accounting Standards Update No. 2009-12 ("ASU 2009-12"), Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 is not applicable to the Company and therefore did not have any effect on the Company's results of operations, financial position or disclosures.

         In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13"), Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition - Multiple-Element

Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this ASU will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not applicable to the Company and therefore will have no effect on Company's results of operations, financial position or disclosures.

         In October 2009, the FASB issued Accounting Standards Update No. 2009-14 ("ASU 2009-14"), Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not applicable to the Company and therefore did not have any effect on the Company's results of operations, financial position or disclosures.

         In October 2009, the FASB issued Accounting Standards Update No. 2009-15 ("ASU 2009-15"), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15
provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements. An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive, may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering. Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity's convertible debt. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. If dividends on the loaned shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in paragraph 260-10-45-60B. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

RECENT DEVELOPMENTS

         On April 24, 2009, the Company sold 12,660 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, (the "Series T Stock") and 633 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the "Series W Stock") to the U. S. Treasury, pursuant to its Capital Purchase Program, for an aggregate purchase price of $12,660,000. Each share of the preferred stock has a liquidation preference of $1,000 and may be redeemed by the Company, subject to certain limitations, for $1,000 per share. The annual dividend on the Series T Stock is 5% for the first five years and 9% thereafter. The annual dividend on the Series W Stock is 9%. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $213,000 in preferred stock dividends during the first nine months of 2009. Other terms of the Series T Stock and the Series W Stock limit the Company's ability to pay common stock dividends or make repurchases of common stock under certain circumstances. Further, the Company's purchase agreement with the U. S. Treasury and the laws authorizing the Capital Purchase Program impose various limitations and requirements on the Company's compensation of its senior executive officers. See the Company's Form 8-K filed with the Securities and Exchange Commission on April 28, 2009 for additional details of the preferred stock and the purchase agreement.

         The Company used a portion of the proceeds of the sale of the preferred stock to repay the outstanding $11,000,000 owed on a line of credit with a correspondent bank, the proceeds of which had been used to inject capital into the Company's Banks.

SUBSEQUENT EVENTS

         Management performed an evaluation to determine whether or not there have been any reportable subsequent events since the balance sheet date. The evaluation was performed through November 13, 2009, the date on which the Company's 10-Q was filed with the Securities and Exchange Commission.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2008 Annual Report on Form 10-K. Results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be attained for any other period.

Overview

         The Company is a bank holding company with three wholly owned bank subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the "Banks").

         Currently the Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof. The Company conducts its business from nine full-service banking offices located in the upstate area of South Carolina.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The consolidated Company's net loss available to common shareholders for the third quarter of 2009 was $635,000 or $0.09 per diluted share compared to a net loss of $5,529,000 or $0.78 per diluted share for the third quarter of 2008, an improvement of $4,894,000. Net income available to common shareholders for the nine months ended September 30, 2009 was $5,000 or $0.00 per diluted share compared to a net loss of $5,479,000 or $0.78 per diluted share for the nine months ended September 30, 2008, an improvement of $5,484,000. Return on average common equity, net income (loss) available to common shareholders as a percentage of average total common equity, for the nine months and three months ended September 30, 2009 was 0.82% and (4.84)% respectively, compared to (14.96)% and (46.38)% respectively, for the nine months and three months ended September 30, 2008. Return on average assets, calculated as net income (loss) divided by average assets, for the nine and three months ended September 30, 2009 was 0.06% and (0.38)% respectively, compared to (1.31)% and (3.97)% respectively, for the nine and three months ended September 30, 2008.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $147,000, or 3.5%, to $4,378,000 for the quarter ended September 30, 2009 compared to $4,231,000 for the quarter ended September 30, 2008. For the nine months ended September 30, 2009 net interest income before provision for loan losses increased $174,000 or 1.4% to $13,032,000 compared to $12,858,000 for the nine months ended September 30, 2008. The Company's net interest margin for the three months and nine months ended September 30, 2009 was 3.45% and 3.45% respectively, compared to 3.26% and 3.30% for the three months and nine months ended September 30, 2008.

         The Company's total interest income for the third quarter of 2009 was $6,735,000 compared to $7,848,000 for the third quarter of 2008, a decrease of $1,113,000, or 14.2%. Total interest income for the nine months ended September 30, 2009 was $21,150,000 compared to $24,675,000 for the nine months ended September 30, 2008, a decrease of $3,525,000 or 14.3%. Interest and fees on loans, the largest component of total interest income, decreased by $1,225,000 in the third quarter of 2009 to $5,517,000 from $6,742,000 for the third quarter of 2008, a decrease of 18.2%. Interest and fees on loans decreased by $3,751,000 in the nine months ended September 30, 2009 to $17,447,000 from $21,198,000 for the nine months ended September 30, 2008, a decrease of 17.7%. The decrease in interest and fees on loans for the three-month and nine-month periods was due to falling interest rates, a decrease in outstanding loan balances, and higher levels of non-performing assets. Interest on taxable securities, the second largest component of total interest income, increased by $131,000 in the third quarter of 2009 to $847,000 compared to $716,000 for the third quarter of 2008, an increase of 18.3%. Interest on taxable securities increased $264,000 for the nine months ended September 30, 2009 to $2,579,000 compared to $2,315,000 for the nine months ended September 30, 2008, an increase of 11.4%. The increase in interest on taxable securities for the three-month and nine-month periods was due to higher average balances.

         The Company's total interest expense for the third quarter of 2009 was $2,357,000 compared to $3,617,000 for the third quarter of 2008, a decrease of $1,260,000, or 34.8%. Total interest expense for the nine months ended September 30, 2009 was $8,118,000, compared to $11,817,000 for the nine months ended September 30, 2008, a decrease of $3,699,000 or 31.3%. Interest expense on deposits, the largest component of total interest expense, decreased by $857,000 in the third quarter of 2009 to $2,316,000 compared to $3,173,000 for the third quarter of 2008, a decrease of 27.0%. Interest on deposits decreased $2,264,000 for the nine months ended September 30, 2009 to $7,777,000 compared to $10,041,000 for the nine months ended September 30, 2008, a decrease of 22.6%. The decrease in interest expense on deposits for the three-month and nine-month periods is largely attributable to lower funding rates, partially offset by higher average balances. Interest on notes payable to the Federal Home Loan Bank of Atlanta ("FHLB"), the second largest component of total interest expense, decreased $328,000 or 93.7% to $22,000 for the three months ended September 30, 2009 compared to $350,000 for the three months ended September 30, 2008, and decreased $1,386,000 or 93.8% to $91,000 for the nine months ended September 30, 2009 compared to $1,477,000 for the nine months ended September 30, 2008. The decrease is attributable to significantly lower interest rates paid and lower average balances. Interest on federal funds purchased and securities sold under repurchase agreements, the third largest component of total interest expense, decreased $75,000 or 79.8% to $19,000 in the third quarter of 2009 compared to $94,000 for the third quarter of 2008. Interest on federal funds purchased and securities sold under repurchase agreements decreased $231,000 or 77.3% to $68,000 in the first nine months of 2009 compared to $299,000 for the same period of 2008. The decrease in interest on federal funds purchased and securities sold under repurchase agreements is largely attributable to lower interest rates paid on lower average balances. Interest on notes payable-other was $182,000 in the nine months ended September 30, 2009 compared to no expense during the same period of 2008. This expense is associated with the line of credit that was drawn by the Company during the fourth quarter of 2008, and subsequently repaid during the second quarter of 2009 with a portion of the proceeds of the sale of preferred stock to the U. S. Treasury.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended September 30, 2009 was $2,030,000 compared to $6,475,000 for the three months ended September 30, 2008, a decrease of $4,445,000 or 68.6%. The provision for loan losses charged to operations for the nine months ended
September  30, 2009  decreased  $5,277,000 or 59.4% to  $3,608,000,  compared to
$8,885,000 for the nine months ended September 30, 2008. The changes in the Company's provision for loan losses for the third quarter and first nine months of 2009 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income increased $3,112,000 or 155.3% to $1,108,000 for the third quarter of 2009 compared to $(2,004,000) for the third quarter of 2008. Non-interest income increased $3,189,000 or 2,140.3% to $3,040,000 for the first nine months of 2009 compared to $(149,000) for the first nine months of 2008. The substantial increase in non-interest income is primarily due to a
$2,890,000  write-down  due  to  the  other-than-temporary   impairment  on  the
Company's FHLMC Preferred Stock recorded in the third quarter of 2008. The impairment came as the direct result of FHLMC, also known as "Freddie Mac," being placed in conservatorship in September 2008. There were no similar write-downs during 2009.

         Service fees on deposit accounts, the largest component of non-interest income, decreased $72,000 or 14.6% to $420,000 for the third quarter of 2009 compared to $492,000 for the third quarter of 2008. Service fees on deposit accounts decreased $181,000 or 12.9% to $1,228,000 for the first nine months of 2009 compared to $1,409,000 for the first nine months of 2008.

         Mortgage banking fees decreased from $79,000 in the third quarter of 2008 to $64,000 in the third quarter of 2009, a decrease of $15,000 or 19.0%, and increased $114,000 or 37.6% in the first nine months of 2009 to $417,000 compared to $303,000 for the first nine months of 2008. These changes in the levels of mortgage banking income are due to swings in the demand for residential mortgage loans at the Banks. Bank owned life insurance income decreased $3,000 or 2.1% in the third quarter of 2009 to $139,000 compared to $142,000 for the third quarter of 2008, and increased $18,000 or 4.6% to $409,000 in the first nine months of 2009 compared to $391,000 in the first nine months of 2008. Brokerage service income increased from $41,000 in the third quarter of 2008 to $46,000 in the third quarter of 2009, an increase of $5,000 or 12.2% and decreased $15,000 or 9.5% to $143,000 in the first nine months of 2009 compared to $158,000 in the first nine months of 2008. This decrease in brokerage service income is due to lower commissions from the volume and mix of products.

         There was a net gain of $154,000 in the third quarter of 2009 on the sale of assets acquired in settlement of loans compared to a loss of $10,000 for the third quarter of 2008, an improvement of $164,000. There was a net gain of $192,000 in the first nine months of 2009 on the sale of assets acquired in settlement of loans compared to a $63,000 loss in the first nine months of 2008, an improvement of $255,000. Customer service fees decreased $6,000 or 22.2% to $21,000 in the third quarter of 2009 compared to $27,000 for the third quarter of 2008, and decreased $15,000 or 14.2% in the first nine months of 2009 to

$91,000 compared to $106,000 for the same period of 2008. Other non-interest income increased $99,000 or 60.0% from $165,000 during the third quarter of 2008 to $264,000 for the third quarter of 2009 and increased $70,000 or 14.4% to $555,000 in the first nine months of 2009 compared to $485,000 in the first nine months of 2008. The nine months of 2009 increase was substantially constrained by a write-down of $160,000 due to impairment during the second quarter of 2009 of stock in Silverton Bank which became worthless. Interchange income on debit cards increased $28,000 or 21.7% to $157,000 in the third quarter of 2009 compared to $129,000 in the third quarter of 2008. Interchange income on debit cards increased $61,000 or 15.7% to $450,000 in the first nine months of 2009 compared to $389,000 in the first nine months of 2008.

         There were no gains realized on the sale of securities available for sale during the third quarter of 2009 compared to a $5,000 gain on the sale of available for sale securities during the first nine months of 2009. The Company recorded a $50,000 loss on the sale of securities available for sale in the third quarter of 2008 and a $48,000 loss on the sale of available for sale securities during in the first nine months of 2008.

Non-interest Expense

         Total non-interest expense increased $160,000 or 3.7% to $4,479,000 for the third quarter of 2009 from $4,319,000 for the third quarter of 2008. Total non-interest expense increased $43,000, or 0.3%, to $12,713,000 for the first nine months of 2009 from $12,670,000 for the first nine months of 2008. Salaries and benefits, the largest component of non-interest expense, decreased $355,000, or 14.5%, to $2,097,000 for the third quarter of 2009 from $2,452,000 for the third quarter of 2008. Salaries and benefits decreased $881,000, or 12.2%, to $6,353,000 for the first nine months of 2009 from $7,234,000 for the first nine month of 2008. These decreases are largely due to a reduction in work force and a freeze on most salary increases that was imposed by the Company during the fourth quarter of 2008 in response to deteriorating economic conditions.

         Occupancy and furniture and equipment expenses decreased $32,000 or 5.4% to $556,000 in the third quarter of 2009 compared to $588,000 in the third quarter of 2008. Occupancy and furniture and equipment expenses decreased $102,000 or 5.9% to $1,641,000 in the first nine months of 2009 compared to $1,743,000 in the first nine months of 2008. Marketing and advertising expense decreased $58,000 or 61.1% from $95,000 in the third quarter of 2008 to $37,000 during the third quarter of 2009 and decreased $230,000 or 67.9% from $339,000 in the first nine months of 2008 to $109,000 during the same period of 2009. Communication expenses decreased $4,000 or 6.0% from $67,000 in the third quarter of 2008 to $63,000 during the third quarter of 2009 and decreased $10,000 or 5.1% from $197,000 in the first nine months of 2008 to $187,000 for the same period of 2009. Printing and supplies decreased $6,000 or 14.3% from $42,000 for the third quarter of 2008 to $36,000 for the third quarter of 2009 and decreased $30,000 or 20.8% from $144,000 for the first nine months of 2008 to $114,000 for the same period of 2009. These decreases were the result of deliberate efforts by management to limit and reduce expenses in response to deteriorating economic conditions.

         Bank paid loan costs increased $467,000 or 428.4% to $576,000 in the third quarter of 2009 compared to $109,000 in the third quarter 2008 and increased $748,000 or 223.3% to $1,083,000 in the first nine months of 2009 compared to $335,000 during the same period of 2008. Of the $1,083,000 expense incurred in the first nine months of 2009, $885,000 is associated with the repossession and maintenance of collateral on defaulted real estate loans, compared to just $180,000 during the same period of 2008.

         Legal and professional expenses increased $105,000 or 64.8% to $267,000 for the third quarter of 2009 compared to $162,000 for the third quarter of 2008 and increased $232,000 or 60.1% to $618,000 for the first nine months of 2009 compared to $386,000 for the first nine months of 2008. The increase in legal and professional fees is primarily due to collection efforts on certain loans in default and the outsourcing of portions of the Company's internal audit function beginning in the second quarter of 2008.

         Regulatory assessments increased $110,000 or 88.7% from $124,000 for the third quarter of 2008 to $234,000 for the third quarter of 2009 and increased $435,000 or 140.3% from $310,000 for the first nine months of 2008 to $745,000 for the first nine months of 2009. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks. During the first quarter of 2009, the FDIC announced a special one-time emergency assessment to be collected September 30, 2009. This assessment contributed
$222,000 of the Company's increased expense during the first nine months of 2009. The FDIC has voted to require FDIC insured institutions to prepay their estimated quarterly assessments for the years 2010, 2011, and 2012 on December 30, 2009. The prepayments will be booked at the end of each quarter during the three year period, and, therefore, will not immediately affect earnings. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011. We expect that we will be required to pay an estimated $2,800,000 on December 30, 2009 for our fourth quarter 2009 FDIC assessment in addition to prepayment of all of the 2010, 2011 and 2012 assessments.


         All other operating expenses were $613,000 in the third quarter of 2009 compared to $680,000 for the third quarter of 2008, a decrease of $67,000 or 9.9% and decreased $119,000 or 6.0% to $1,863,000 for the first nine months of 2009 compared to $1,982,000 for the first nine months of 2008.

Income Taxes

         The income tax benefit decreased $2,533,000 to a $505,000 tax benefit for the third quarter of 2009 compared to a $3,038,000 tax benefit for the third quarter of 2008. The income tax benefit decreased $2,860,000 to a $507,000 tax benefit for the first nine months of 2009 compared to a tax benefit of $3,367,000 for the first nine months of 2008. The decrease in income tax benefit is attributable to the decrease in net pre-tax losses. The provision for income taxes is an estimate, and management considers several factors in making this estimate including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 76.0% of total earning assets. As of September 30, 2009, the Company held total gross loans outstanding of $383,720,000 a decrease of $14,991,000 or 3.8% from $398,711,000 in total gross loans outstanding at December 31, 2008 and a decrease of $23,608,000 or 5.8% from $407,328,000 in total gross loans outstanding at September 30, 2008. The decrease in outstanding loans during the twelve-month and nine-month periods is the result of decreased loan demand at the Company's three bank subsidiaries as well as significant loan charge-offs during the respective periods.

Loan Portfolio Composition                                                   September 30,       December 31,      September 30,
(Dollars in thousands)                                                       -------------       ------------      -------------
                                                                                2009                2008               2008
                                                                                ----                ----               ----
                                                                            (Unaudited)           (Audited)         (Unaudited)

Commercial and industrial  - not secured by real estate ...................    $ 40,838           $ 43,451           $ 47,278
Commercial and industrial - secured by real estate ........................     118,634            111,844            114,002
Residential real estate - mortgage ........................................     130,744            124,445            117,275
Residential real estate - construction ....................................      78,812            104,390            114,974
Consumer loans ............................................................      14,692             14,581             13,799
                                                                               --------           --------           --------
     Gross loans ..........................................................    $383,720           $398,711           $407,328
                                                                               ========           ========           ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months and nine months ended September 30, 2009 was 5.69% and 5.93% respectively, compared to 8.17% and 8.13% for the three months and nine months ended September 30, 2008. The Federal Reserve decreased the federal funds target rate by a total of 400 basis points during 2008. A large portion of the Company's adjustable-rate loans, which constitute approximately 34.0% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

         The Company's loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. The vast majority of these loans is made to borrowers located in South Carolina and is concentrated in the Company's market areas.

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

         The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At September 30, 2009, approximately $7,239,000, or 17.7%, of commercial loans-not secured by real estate were unsecured.

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

Allowance for Loan Losses

         Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. As we have witnessed, in times of local economic slowdown, the credit risk inherent in the Company's loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors based upon economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan losses include, but are not limited to, estimated probable incurred losses from loan and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, composition, delinquencies and non-accruals. The allowance for loan losses is established to absorb probable loan lossess. Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results, external review results and changes in the size and character of the loan portfolio. Despite such a review, the level of the allowance for loan and lease losses remains an estimate, cannot be precisely determined and may be subject to change from quarter to quarter. Based on current economic conditions, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable losses inherent in the portfolio.

         Commercial loans are assigned credit risk ranking using a scale of ten grades with allocations for probable losses made for pools of similar risk-graded loans. Risk levels in the pass category are covered by one of the following numerical grades: 1, 2, 3a, 3b, 3c, or 3d. Loans with a "4" risk grade have potential weaknesses and are watched carefully by management and are called "Other Loans Especially Mentioned" or OLEM. Loans with signs of credit deterioration generally are in grades 5 through 7 and are termed "classified" loans in accordance with guidelines established by the Banks' regulators. These classified loans are either included in pool calculations or analyzed individually due to higher risk characteristics. Non-accrual loans are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered "impaired" when, based upon current information and events, the probability that both the principal and interest due under the original contractual terms will not be collected in full is high. The Company measures impairment of collateral dependent loans based on the fair value of the collateral less estimated costs to sell. Loans that are not collateral dependent are charged off pending further collection results. Allocations for loans which are performing satisfactorily, generally in grades 1 through 3-d, are based on historic experience for other performing loans, as well as, environmental pressures on the different loan types and are assigned allocation factors representing risk levels.

         It is the present intent of management to continue to monitor the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed. In addition, the bank's regulatory agency, as an integral part of its examination process, and the bank's independent accountants closely review the allowance for loan and lease losses. Either of these entities may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their reviews.

         The allowance for loan losses at September 30, 2009 was $7,357,000, or 1.92% of loans outstanding, compared to $9,217,000, or 2.31% of loans outstanding,  at  December  31,  2008,  and to  $7,636,000,  or  1.87%  of loans outstanding, at September 30, 2008. At September 30, 2009 the Company had $20,153,000 in non-accruing loans, $214,000 in loans more than ninety days past due and still accruing interest and $10,073,000 in other real estate owned. This compares to $16,950,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $5,428,000 in other real estate owned at December 31, 2008. At September 30, 2008 the Company had $16,752,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $2,038,000 in other real estate owned. The increase in non-accruing loans from September 30, 2008 to September 30, 2009 is due to the overall downturn in the residential construction and residential development markets. The non-performing loans are primarily secured by residential real estate consisting of 1-to-4 family homes and development lots. The Company's non-performing loans at September 30, 2009 consisted of $19,167,000 in mortgage loans, $974,000 in commercial loans, and $12,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate were 7.73%, 5.54% and 4.59% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

         Net charge-offs during the nine months ended September 30, 2009 were $5,469,000 compared to net charge-offs of $8,913,000 for the year ended December 31, 2008 and net charge-offs of $5,559,000 for the nine months ended September 30, 2008. The allowance for loan losses as a percentage of non-performing loans was 36%, 54%, and 71% as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

         Real estate activity in the Company's market area is exhibiting the weaknesses that have plagued other markets for over a year, which has resulted in the higher amounts of distressed assets discussed above. Management believes further deterioration of economic conditions in the Company's market areas is possible in the short term, especially with respect to real estate related activities and real property values. Consequently, Management expects that further increases in the provision for loan losses may be needed in the future.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities. The Company had $214,000 in trading assets at September 30, 2009, compared to $47,000 at December 31, 2008 and $192,000 in trading assets at September 30,
2008. The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At September 30, 2009 securities totaled $114,290,000, which represented 22.6% of total earning assets. Securities increased $2,043,000, or 1.8%, from $112,247,000 invested as of December 31, 2008, and increased $22,270,000, or 24.2%, from $92,020,000 invested as of September 30, 2008. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At September 30, 2009 the Company's total investments classified as available for sale had an amortized cost of $95,324,000 and a market value of
$99,641,000 for a net unrealized gain of $4,317,000. This compares to an amortized cost of $93,767,000 and a market value of $96,003,000 for an unrealized gain of $2,236,000 on the Company's investments classified as available for sale at December 31, 2008. At September 30, 2008 the Company's total investments classified as available for sale had an amortized cost of $74,733,000 and a market value of $75,665,000 for an unrealized gain of $932,000. Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

         Securities with carrying amounts of $30,612,000 at September 30, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $12,181,000 at September 30, 2009, an increase of $366,000, or 3.1%, from the $11,815,000 held at December 31, 2008 and an increase of $491,000, or 4.2%, from the $11,690,000 held at September 30, 2008. The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents decreased $2,865,000, or 16.1%, to $14,959,000 at September 30, 2009 from $17,824,000 at December 31, 2008, and decreased  $8,246,000,  or 35.5%,  from  $23,205,000  at September 30, 2008. The substantial swings in the level of cash and cash equivalents are due to normal fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits grew $12,122,000, or 2.7%, to $457,491,000 at September 30, 2009 from $445,369,000 at December 31, 2008 and increased $13,969,000, or
3.1%, from $443,522,000 at September 30, 2008. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the nine months ended September 30, 2009, interest-bearing deposits averaged $399,811,000 compared to $381,443,000 for the same period of 2008. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2009, brokered deposits totaled $51,475,000, compared to $77,411,000 and $71,246,000 in brokered deposits at December 31, 2008 and September 30, 2008, respectively. At September 30, 2009, $25,287,000 of the brokered deposits mentioned above were acquired through the Certificate of Deposit Account Registry Service ("CDARS"), compared with $32,953,000 at December 31, 2008 and $26,788,000 at September 30, 2008. The Company considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 2.59% during the nine months ended September 30, 2009 compared to 3.51% for the same period of 2008 and 3.40% for the twelve months ended December 31, 2008. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At September 30, 2009, interest-bearing deposits comprised 90.0% of total deposits compared to 88.5% at December 31, 2008 and 89.9% at September 30, 2008.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 76% at September 30, 2009, 78% at December 31, 2008 and 69% at September 30, 2008. Time deposits of $100,000 or more represented 24.3% of total deposits at September 30, 2009, 22.0% at December 31, 2008 and 31.4% at September 30, 2008. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, short-term advances from the Federal Home Loan Bank ("FHLB") and a line of credit from a correspondent bank. At September 30, 2009 borrowings totaled $30,485,000 and were comprised of $16,500,000 in short-term advances from the FHLB, and $13,985,000 in securities sold under repurchase agreements. At December 31, 2008 borrowings totaled $68,809,000 and were comprised of $1,028,000 in federal funds purchased, $34,600,000 in short-term advances from the FHLB, $22,181,000 in securities sold under repurchase agreements and $11,000,000 on a line of credit from a correspondent bank. September 30, 2008 borrowings totaled $59,475,000 and were comprised of $34,000,000 in short-term advances from the FHLB and $25,475,000 in securities sold under repurchase agreements. Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2009, The Peoples National Bank had total borrowing capacity from the FHLB equal to $67,870,000, and the unused portion of this line of credit was $60,370,000. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $26,270,000, and the unused portion of this line of credit was $17,270,000 at September 30, 2009. Seneca National Bank had established secured lines of credit with the FHLB at September 30, 2009 of $10,540,000, all of which was unused. At September 30, 2009, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $23,500,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

         During the first half of 2009, the Company made capital expenditures of approximately $111,000 related primarily to new information technology equipment and upgrades and a new heating and air system at one of our bank locations. The Company also makes other capital expenditures in the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At September 30, 2009, the Banks had issued commitments to extend credit of $75,833,000 through various types of arrangements. The commitments generally expire within one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2,679,000 at September 30, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

         Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

         The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2009:


                                 CAPITAL RATIOS
                             (Dollars in thousands)

                                                                       Well                 Adequately
                                                                   Capitalized             Capitalized
                                               Actual              Requirement             Requirement
                                               ------              -----------             -----------
                                          Amount   Ratio          Amount       Ratio      Amount    Ratio
                                          ------   -----          ------       -----      ------    -----
Company:
Total Risk-based Capital ........    $    57,667    14.03%           N/A      N/A     $   32,882     8.00%
Tier 1 Risk-based Capital .......         52,508    12.78            N/A      N/A         16,434     4.00
Leverage Ratio ..................         52,508     9.65            N/A      N/A         21,765     4.00

The Peoples National Bank:
Total Risk-based Capital ........    $    35,135    13.18%    $   26,658    10.00%    $   21,326     8.00%
Tier 1 Risk-based Capital .......         31,781    12.92         14,759     6.00          9,839     4.00
Leverage Ratio ..................         31,781     9.44         16,833     5.00         13,467     4.00

Bank of Anderson,
N. A.(1):
Total Risk-based Capital ........    $    13,856    15.67%           N/A      N/A     $   10,611    12.00%
Tier 1 Risk-based Capital .......         12,749    14.42            N/A      N/A          8,841    10.00
Leverage Ratio ..................         12,749     9.66            N/A      N/A         10,558     8.00

Seneca National Bank:
Total Risk-based Capital ........    $     7,092    12.79%    $    5,545    10.00%    $    4,436     8.00%
Tier 1 Risk-based Capital .......          6,394    11.53          3,327     6.00          2,218     4.00
Leverage Ratio ..................          6,394     8.81          3,629     5.00          2,903     4.00


(1) Minimum ratios have been revised to reflect minimum required regulatory ratios for this bank as required by the OCC. Currently, the OCC does not consider this bank well capitalized despite its actual capital ratios.

     Pursuant to the requirements of the South Carolina Business Corporations Act, the Company made an estimated fair value payment of $243,000 relating to 67,636 shares of common stock to shareholders who perfected their statutory dissenters' rights in connection with the amendment to the Company's Articles of Incorporation to authorize the issuance of preferred stock. The shareholders have asserted that the fair value is greater than the amount paid by the Company and, unless an agreement is reached as to the fair value, the additional amount due, if any, will be determined in a court of law.

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of September 30, 2009 the Company was positioned so that net interest income would increase $566,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline $618,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

         Additionally, each of the Company's banking subsidiaries measures anticipated changes in its theoretical economic value of equity in order to ascertain its long-term interest-rate risk. This is done by calculating the difference between the theoretical market value of the bank's assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

         It is the responsibility of the Asset/Liability Committees to establish parameters for various interest risk measures, to set strategies to control interest-rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving their objectives.

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

PART II.  OTHER INFORMATION

Item 6.       Exhibits

              Exhibits.

               10.1 Extensions of Employment Agreements with William B. West and
                    L. Andrew Westbrook, III (Incorporated by reference to Forms 8-K filed July 27, 2009 and September 4, 2008)

               31.1 Rule 13a-14(a)/15d-14(a) Certifications

               31.2 Rule 13a-14(a)/15d-14(a) Certifications

               32   Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEOPLES BANCORPORATION, INC.


Dated:  November 13, 2009                   By:    /s/ R. Riggie Ridgeway
                                                 ------------------------
                                                   R. Riggie Ridgeway
                                                   Chief Executive Officer


Dated:  November 13, 2009                   By:   /s/ Robert E. Dye, Jr.
                                                ------------------------
                                                   Robert E. Dye, Jr.
                                                   Senior Vice President and CFO
                                                   (principal financial officer)

                                  Exhibit Index

Exhibit No.              Description of Exhibit

      10.1      Extensions of Employment Agreements with William B. West and
                L. Andrew Westbrook, III (Incorporated by reference to Forms 8-K filed July 27, 2009 and September 4, 2008)
      31.1      Rule 13a-14(a) / 15d-14(a) Certifications
      31.2      Rule 13a-14(a) / 15d-14(a) Certifications
      32        Section 1350 Certifications