Form 10-K
period 2009-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2010-03-31
CIK 885542

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large  accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [ ]
Smaller reporting company [X]
                  (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (5,001,283 shares) on June 30, 2009, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $13,754,000. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (4,495,741 shares) on March 22, 2010 was approximately $14,329,000. For the purpose of this determination, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 24, 2010: 7,003,003 shares of $1.11 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders - Part III

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

          All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking accounts; NOW accounts; savings and other time deposits of various types; daily repurchase agreements; alternative investment products such as annuities, mutual funds, stocks and bonds; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; residential mortgage loan origination; credit cards; letters of credit; home equity lines of credit; safe deposit boxes; wire transfer services; Internet banking and use of ATM facilities. The Banks do not have trust powers. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans. The Company does, however, have a geographic concentration of customers and borrowers because most of its customers and borrowers are located in the Upstate area of South Carolina, and most of the real estate securing mortgage loans is located in this area. There are no material seasonal factors that would have an adverse effect on the Company.



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

         Each subsidiary of the Company is a separately chartered bank, and therefore each bank is responsible for developing and maintaining its own customers and accounts. Located in Easley, South Carolina, The Peoples National Bank's customer base is primarily derived from Greenville and Pickens Counties, South Carolina and the northeast section of Anderson County, South Carolina. Bank of Anderson's primary service area is Anderson County, South Carolina, and more particularly the City of Anderson. Seneca National Bank derives most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina.

         The Banks compete with several large national banks, which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with other community banks, savings institutions and credit unions. In Pickens County, there are thirty competitor bank offices, two savings institution offices, and two credit union offices. In Anderson County there are sixty competitor bank offices, two savings institution offices, and four credit union offices. In Oconee County, there are twenty competitor bank offices, six savings institution offices, and one credit union office. In Greenville County there are one hundred sixty competitor bank offices, eight savings institution offices, and eight credit union offices. The Peoples National Bank had approximately 11.7% of the deposits of Federal Deposit Insurance Corporation ("FDIC")-insured institutions in Pickens County and 0.3% in Greenville County. The Peoples National Bank and Bank of Anderson, combined, had approximately 6.8% of the deposits of FDIC-insured institutions in Anderson County. Seneca National Bank had approximately 7.1% of the deposits of FDIC-insured institutions in Oconee County. The foregoing information is as of June 30, 2009, the most recent date for which such information is available from the FDIC.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2009, 2008 and 2007. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                                                                      AVERAGE CONSOLIDATED BALANCE SHEETS
                                                                                             (dollars in thousands)
                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                              2009                    2008                    2007
                                                                              ----                    ----                    ----
Assets
Cash and Due from Banks .......................................             $  12,344              $   9,852              $  10,846

Taxable Securities ............................................                73,088                 57,918                 57,467
Tax-Exempt Securities .........................................                38,242                 38,968                 38,106
Federal Funds Sold ............................................                 5,937                  3,791                  2,381

Gross Loans ...................................................               388,359                416,161                384,691
Less:  Allowance for Loan Losses ..............................                (7,969)                (5,937)                (4,073)
                                                                            ---------              ---------              ---------
Net Loans .....................................................               380,390                410,224                380,618
                                                                            ---------              ---------              ---------

Other Assets ..................................................                40,138                 32,953                 29,476
                                                                            ---------              ---------              ---------
Total Assets ..................................................             $ 550,139              $ 553,706              $ 518,894
                                                                            =========              =========              =========

Liabilities and
Shareholders' Equity
Noninterest-bearing Deposits ..................................             $  46,320              $  46,778              $  51,760
Interest-bearing Deposits:
    Interest Checking .........................................                62,622                 64,239                 58,207
    Savings Deposits ..........................................                10,327                  9,119                  8,849
    Money Market ..............................................                52,707                 29,421                 25,608
    Certificates of Deposit ...................................               249,556                252,641                233,310
    Individual Retirement Accounts ............................                31,991                 30,004                 29,620
                                                                            ---------              ---------              ---------
Total Interest-bearing Deposits ...............................               407,203                385,424                355,594
                                                                            ---------              ---------              ---------

Short-term Borrowings .........................................                37,547                 69,127                 55,034
Notes Payable - Other .........................................                 3,385                  1,846                  2,342
Other Liabilities .............................................                 4,605                  3,561                  6,038
                                                                            ---------              ---------              ---------
    Total Liabilities .........................................               499,060                506,736                470,768
                                                                            ---------              ---------              ---------

Preferred Stock ...............................................                 8,754                      -                      -
Common Stock ..................................................                 7,808                  7,839                  7,476
Additional Paid-in Capital ....................................                41,691                 41,680                 38,988
Retained Earnings (Deficit) ...................................                (7,174)                (2,549)                 1,662
                                                                            ---------              ---------              ---------
    Total Shareholders' Equity ................................                51,079                 46,970                 48,126
                                                                            ---------              ---------              ---------

Total Liabilities and Shareholders'
Equity ........................................................             $ 550,139              $ 553,706              $ 518,894
                                                                            =========              =========              =========

         The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2009, 2008 and 2007 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

                                                                                         Year Ended December 31, 2009
                                                                                         ----------------------------
                                                                                            (dollars in thousands)
                                                                             Average               Interest              Average
Assets                                                                       Amount               Earned/Paid           Yield/Rate
------                                                                       ------               -----------           ----------

Securities - Taxable ........................................           $    73,088               $     3,445              4.71%
             Tax-Exempt .....................................                38,242                     1,498              5.94%(1)

Interest-bearing Deposits at Other Banks ....................                   569                        23              4.04%

Federal Funds Sold ..........................................                 5,937                         9              0.15%

Gross Loans (2) .............................................               388,359                    23,190              5.97%
                                                                        -----------               -----------

    Total Earning Assets ....................................           $   506,195               $    28,165              5.72%(1)
                                                                        ===========               ===========

Liabilities
Interest Checking ...........................................           $    62,622               $       468              0.75%
Savings Deposits ............................................                10,327                        47              0.46%
Money Market ................................................                52,707                     1,126              2.14%
Certificates of Deposit .....................................               249,556                     7,205              2.89%
Individual Retirement Accounts ..............................                31,991                     1,061              3.32%
                                                                        -----------               -----------
                                                                            407,203                     9,907

Short-term Borrowings .......................................                37,547                       180              0.48%
Long-term Borrowings ........................................                 3,385                       181              5.38%
                                                                        -----------               -----------

    Total Interest-bearing Liabilities ......................           $   448,135               $    10,270              2.29%
                                                                        ===========               ===========

Excess of Interest-earning Assets
  over Interest-bearing Liabilities .........................           $    58,060
                                                                        ===========
Net Interest Income .........................................                                     $    17,895
                                                                                                  ===========
Interest Rate Spread ........................................                                                              3.43%(1)
Net Yield on Earning Assets (3) .............................                                                              3.69%(1)


(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest income by total interest-earning assets.

                                                                                         Year Ended December 31, 2008
                                                                                         ----------------------------
                                                                                            (dollars in thousands)
                                                                             Average               Interest              Average
Assets                                                                       Amount               Earned/Paid           Yield/Rate
------                                                                       ------               -----------           ----------

Securities - Taxable ..........................................            $ 57,918                $  3,017                5.21%
             Tax-Exempt .......................................              38,968                   1,502                5.84%(1)

Interest-bearing Deposits at Other Banks ......................                 668                      33                4.49%

Federal Funds Sold ............................................               3,791                      61                1.61%

Gross Loans (2) ...............................................             416,161                  27,188                6.53%
                                                                           --------                --------

    Total Earning Assets ......................................            $517,506                $ 31,801                6.29%(1)
                                                                           ========                ========

Liabilities
Interest Checking .............................................            $ 64,239                $    761                1.18%
Savings Deposits ..............................................               9,119                      40                0.44%
Money Market ..................................................              29,421                     731                2.48%
Certificates of Deposit .......................................             252,641                  10,298                4.08%
Individual Retirement Accounts ................................              30,004                   1,283                4.28%
                                                                           --------                --------
                                                                            385,424                  13,113

Short-term Borrowings .........................................              69,127                   1,949                2.82%
Long-term Borrowings ..........................................               1,846                     105                5.69%
                                                                           --------                --------

    Total Interest-bearing Liabilities ........................            $456,397                $ 15,167                3.32%
                                                                           ========                ========

Excess of Interest-earning Assets
  over Interest-bearing Liabilities ...........................            $ 61,109
                                                                           ========
Net Interest Income ...........................................                                    $ 16,634
                                                                                                   ========
Interest Rate Spread ..........................................                                                            2.97%(1)
Net Yield on Earning Assets (3) ...............................                                                            3.36%(1)

(1) Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest income by total interest-earning assets.

                                                                                         Year Ended December 31, 2007
                                                                                         ----------------------------
                                                                                            (dollars in thousands)
                                                                             Average               Interest              Average
Assets                                                                       Amount               Earned/Paid           Yield/Rate
------                                                                       ------               -----------           ----------

Securities - Taxable ..........................................            $ 57,467                $  2,994                5.21%
             Tax-Exempt .......................................              38,106                   1,422                5.65%(1)

Interest-bearing Deposits at Other Banks ......................                 781                      43                5.51%

Federal Funds Sold ............................................               2,381                     128                5.38%

Gross Loans (2) ...............................................             384,691                  30,959                8.05%
                                                                           --------                --------

    Total Earning Assets ......................................            $483,426                $ 35,546                7.50%(1)
                                                                           ========                ========

Liabilities
Interest Checking .............................................            $ 58,207                $    739                1.27%
Savings Deposits ..............................................               8,849                      39                0.44%
Money Market ..................................................              25,608                     608                2.37%
Certificates of Deposit .......................................             233,310                  11,537                4.94%
Individual Retirement Accounts ................................              29,620                   1,385                4.68%
                                                                           --------                --------
                                                                            355,594                 14,308

Short-term Borrowings .........................................              55,034                   2,201                4.00%
Long-term Borrowings ..........................................               2,342                     113                4.82%
                                                                           --------                --------

    Total Interest-bearing Liabilities ........................            $412,970                $ 16,622                4.02%
                                                                           ========                ========

Excess of Interest-earning Assets
  over Interest-bearing Liabilities ...........................            $ 70,456
                                                                           ========
Net Interest Income ...........................................                                    $ 18,924
                                                                                                   ========
Interest Rate Spread ..........................................                                                            3.49%(1)
Net Yield on Earning Assets (3) ...............................                                                            4.07%(1)

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

                                                                                           Year Ended December 31,
                                                                                            2009 compared to 2008
                                                                                            (dollars in thousands)

                                                                             Change in              Change in              Total
                                                                              Volume                  Rate                 Change
                                                                              ------                  ----                 ------
Interest earned on:
Securities
     Taxable ..................................................               $   749                $  (331)               $   418
     Tax-Exempt (1) ...........................................                   (28)                    24                     (4)
Federal Funds Sold ............................................                    19                    (71)                   (52)
Gross Loans (2) ...............................................                (1,738)                (2,260)                (3,998)
                                                                              -------                -------                -------

Total Interest Income .........................................                  (998)                (2,638)                (3,636)
                                                                              -------                -------                -------

Interest paid on:
Interest Checking .............................................                   (16)                  (277)                  (293)
Savings Deposits ..............................................                     5                      2                      7
Money Market ..................................................                   538                   (143)                   395
Certificates of Deposit .......................................                  (107)                (2,986)                (3,093)
Individual Retirement Accounts ................................                    75                   (297)                  (222)
                                                                              -------                -------                -------
                                                                                  495                 (3,701)                (3,206)
Short-term Borrowings .........................................                  (521)                (1,248)                (1,769)
Notes Payable - Other .........................................                    85                     (8)                    77
                                                                              -------                -------                -------

Total Interest Expense ........................................                    59                 (4,957)                (4,898)
                                                                              -------                -------                -------

Change in Net Interest Income .................................               $(1,057)               $ 2,319                $ 1,262
                                                                              =======                =======                =======

(1) Tax-exempt income is shown on an actual, rather than, taxable equivalent basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances. Loan fees included in interest earned are not material to the presentation.


         As reflected in the table above, less interest was earned during 2009 compared to 2008 due to lower rates and decreased volume of loans and other earning assets. Interest expense was also lower in 2009 compared to 2008 due to lower rates and was partially offset by increased volume of deposits and other interest-bearing liabilities. The net effect of these differences was an overall increase in the Company's net interest income.

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

Types of Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are, however, geographically concentrated primarily to borrowers in the Upstate area of South Carolina. Commercial loans are made on either a secured or unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 2009 approximately $7,359,000, or 4.6% of commercial loans, were unsecured compared to approximately $8,841,000 or 5.7% at December 31, 2008.

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

Distribution and Maturities of Loan Portfolio

         Management believes the loan portfolio is adequately diversified. The largest component of the loan portfolio continues to be loans secured by real estate located primarily in the Upstate area of South Carolina, including certain commercial and industrial loans secured by real estate, mortgage loans, and construction loans. These loans represent $319,314,000 or 85.5% of total loans at December 31, 2009, compared to $340,679,000 or 85.4% at December 31, 2008. There are no foreign loans and few if any agricultural loans. The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at year-end for 2009, 2008, 2007, 2006 and 2005.

Loan Portfolio Composition
(dollars in thousands)                                                                    December 31,
                                                                                          ------------
                                                                    2009         2008          2007            2006          2005
                                                                    ----         ----          ----            ----          ----
Commercial and industrial - not secured by
  real estate ...........................................       $ 39,981       $ 43,451       $ 47,885       $ 38,505       $ 39,669
Commercial  and  industrial  - secured by real estate ...        120,102        111,844        107,531         90,298         90,186
Real estate - mortgage ..................................        126,544        124,445        108,161         97,835        107,398
Real estate - construction ..............................         72,668        104,390        138,926        117,465        121,048
Consumer loans ..........................................         14,279         14,581         16,495         13,978         19,194
                                                                --------       --------       --------       --------       --------
Loans held for investment ...............................        373,574        398,711        418,998        358,081        377,495
 Less:  Allowance for loan losses .......................          7,431          9,217          4,310          4,070          3,854
                                                                --------       --------       --------       --------       --------
Net Loans ...............................................       $366,143       $389,494       $414,688       $354,011       $373,641
                                                                ========       ========       ========       ========       ========


                                                                                    Percentage of Loans Held for Investment
                                                                           2009         2008         2007         2006         2005
                                                                           ----         ----         ----         ----         ----
Commercial  and  industrial  - not  secured by real estate ........       10.70%       10.90%       11.43%       10.75%       10.51%
Commercial  and  industrial  - secured by real estate .............       32.15%       28.05%       25.66%       25.22%       23.89%
Real estate - mortgage ............................................       33.88%       31.21%       25.81%       27.33%       28.45%
Real estate - construction ........................................       19.45%       26.18%       33.16%       32.80%       32.07%
Consumer loans ....................................................        3.82%        3.66%        3.94%        3.90%        5.08%
                                                                         ------       ------       ------       ------       ------
     Total ........................................................      100.00%      100.00%      100.00%      100.00%      100.00%
                                                                         ======       ======       ======       ======       ======

         The following is a presentation of maturities of loans as of December 31, 2009:

                                                                                Loan Maturity and Interest Sensitivity
                                                                                        (dollars in thousands)

                                                                                   Due After 1
                                                                Due in 1           Year up to            Due after
Type of Loans                                                 Year or less           5 years              5 years              Total
-------------                                                 ------------           -------              -------              -----
Commercial and Industrial ..........................            $ 21,455            $ 16,250            $  2,276            $ 39,981
Real Estate ........................................             109,257             163,630              46,427             319,314
Consumer Loans .....................................               5,816               8,008                 455              14,279
                                                                --------            --------            --------            --------
    Total ..........................................            $136,528            $187,888            $ 49,158            $373,574
                                                                ========            ========            ========            ========

         All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2009, the amount of loans due after one year with predetermined interest rates totaled approximately $142,930,000, while the amount of loans due after one year with variable or floating interest rates totaled approximately $94,116,000.

Non-Performing Loans and Real Estate Acquired in Settlement of Loans

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                      December 31,
                                                                                      ------------
                                                                                 (dollars in thousands)

Non-performing Assets                                     2009             2008            2007             2006             2005
---------------------                                     ----             ----            ----             ----             ----
Non-performing loans:
  Non-accrual loans ...........................         $14,881          $16,950          $ 7,505          $   993          $ 1,206
  Past due 90 days or more ....................               -                -                -                -               10
                                                        -------          -------          -------          -------          -------
Total non-performing loans ....................          14,881           16,950            7,505              993            1,216
Real estate acquired in
  settlement of loans .........................          11,490            5,428            1,023              271            2,007
                                                        -------          -------          -------          -------          -------
Total non-performing assets ...................         $26,371          $22,378          $ 8,528          $ 1,264          $ 3,223
                                                        =======          =======          =======          =======          =======
Non-performing assets as a
  percentage of loans and
  real estate acquired in
  settlement of loans .........................            6.85%            5.54%            2.03%            0.35%            1.09%
Allowance for loan losses as
  a percentage of non-
  performing loans ............................              50%              54%              57%             410%             317%

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

         With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $1,101,000 for the year ended December 31, 2009. The interest on those loans that was included in net income for 2009 amounts to $3,000.

         At December 31, 2009 there were $14,881,000 of non-accruing loans. The overall increase in non-accruing loans since 2005 is primarily due to deterioration in the residential real estate market in the Company's service areas. For some of these non-accruing loans, management does not currently expect any loss of principal. Where principal losses are expected, these loans have already been written down by the expected amount of the loss. Furthermore, management believes that the Company's allowance for loan losses is adequate to absorb any unidentified probable losses. 96.4% of the Company's non-accruing loans are secured by real estate.

Potential Problem Loans

         As of December 31, 2009, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that are not included in non-accruing loans, which (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2009, management had identified $26,270,000 of performing loans where information about the borrowers or other characteristics of the loans indicated an increased risk of non-performance justifying increased management attention.

Impaired Loans

         The Company uses the practical methods to measure loan impairment permitted by the FASB Accounting Standards Codification. A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. A loan is also impaired when its original terms are modified in a troubled debt restructuring. The FASB Accounting Standards Codification requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. The Company complies with the FASB Accounting Standards Codification when determining the adequacy of the allowance for loan losses. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries on any amounts previously charged-off. Further cash receipts are applied to interest income, to the extent that any interest has been foregone. Impaired loans totaled approximately $14,746,000 at December 31, 2009 and $16,671,000 at December 31, 2008. See also Item 8 - Financial Statements and Supplementary Data - Note 1 - "Summary of Significant Accounting Policies and Activities - Allowance for Loan Losses."

Impaired Loan Analysis (amounts in thousands except loan information):

                                                                        2009                                        2008
                                                                        ----                                        ----
                                                        Outstanding              Amount              Outstanding            Amount
                                                     #           Amount       Charged-off          #           Amount    Charged-off
                                                     ------------------       -----------          ------------------    -----------
Type of Loans
Commercial and Industrial ................              2        $    70        $     0              0        $     0        $     0
Real Estate ..............................             36         14,667          4,082             20         16,659          7,092
Consumer Loans ...........................              2              9             10              1             12             10
                                                       --        -------        -------             --        -------        -------
     Total ...............................             40        $14,746        $ 4,092             21        $16,671        $ 7,102
                                                       ==        =======        =======             ==        =======        =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

         The purpose of the Company's allowance for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for loan losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the allowance for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrowers' ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for inherent losses in the loan portfolios of its subsidiaries. However, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies, and industry trends.

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

         At December 31, 2009, the allowance for loan losses was $7,431,000, or 1.99% of gross outstanding loans, compared to $9,217,000, or 2.31% of gross outstanding loans at December 31, 2008. During 2009, the Company experienced net charge-offs of $6,744,000, or 1.73% of average loans, compared to net charge-offs of $8,913,000, or 2.14% of average loans during 2008. Consumer loan net charge-offs were $96,000 in 2009 compared to net charge-offs of $63,000 in 2008. Commercial loan net charge-offs were $405,000 in 2009 compared to net charge-offs of $1,318,000 in 2008. Mortgage loan net charge-offs were $6,243,000 in 2009 compared to net charge-offs of $7,532,000 in 2008. It should be noted that 2009 mortgage loan charge-offs included a specifically allocated charge down of one loan relationship in the amount of $1.6 million. This was allocated in the 2008 provision and charged down during the first quarter of 2009.

         The Company's provision for loan losses was $4,958,000 in 2009 compared to $13,820,000 in 2008.

         Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. When increases in the overall level of non-performing and potential problem loans accelerates from the current trend, management tends to adjust the methodology for determining the allowance for loan losses, which results in increases the provision and the allowance for loan losses. This typically decreases net income.

         The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

Analysis of the Allowance for Loan Losses
(dollars in thousands)                                                                Year Ended December 31,
                                                                                      -----------------------
                                                                   2009           2008           2007           2006          2005
                                                                   ----           ----           ----           ----          ----
Balance at beginning of year ............................        $ 9,217        $ 4,310        $ 4,070        $ 3,854        $ 3,691
Charge-offs:
Commercial  and  industrial  - not  secured by
   real estate ..........................................            459          1,360            298            118             32
Commercial  and  industrial  - secured by real
   estate ...............................................            848            901              -            138             26
Real estate - mortgage ..................................          1,161             45            210            528            327
Real estate - construction ..............................          4,419          6,659            110            150            141
Consumer loans ..........................................            102             72             88             61            178
                                                                 -------        -------        -------        -------        -------
                                                                   6,989          9,037            706            995            704
                                                                 -------        -------        -------        -------        -------
Recoveries:
Commercial  and  industrial  - not  secured by
   real estate ..........................................             54             42              8              -              1
Commercial  and  industrial  - secured by real
   estate ...............................................             18              5              7             37              -
Real estate - mortgage ..................................             35              -             10            165              8
Real estate - construction ..............................            132             68              8              -              -
Consumer loans ..........................................              6              9             13             66             10
                                                                 -------        -------        -------        -------        -------
                                                                     245            124             46            268             19
                                                                 -------        -------        -------        -------        -------
Net Charge-offs .........................................          6,744          8,913            660            727            685

Provision for loan losses ...............................          4,958         13,820            900            943            848
                                                                 -------        -------        -------        -------        -------
Balance at end of year ..................................        $ 7,431        $ 9,217        $ 4,310        $ 4,070        $ 3,854
                                                                 =======        =======        =======        =======        =======

         The following table sets forth ratios of net charge-offs or the allowance for loan losses to the items stated:

Asset Quality Ratios:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                              2009            2008            2007            2006             2005
                                                              ----            ----            ----            ----             ----
Net charge-offs to average loans
   outstanding during the year ....................           1.74%           2.14%           0.17%           0.20%           0.19%
Net charge-offs to total loans
   outstanding at end of year .....................           1.81%           2.24%           0.16%           0.20%           0.18%
Allowance for loan losses to
   average loans  .................................           1.91%           2.21%           1.12%           1.10%           1.09%
Allowance for loan losses to
    total loans at end of year ....................           1.99%           2.31%           1.03%           1.14%           1.02%
Net charge-offs to allowance for
    loan losses at end of year ....................          90.75%          96.70%          15.31%          17.86%          17.77%
Net charge-offs to provision
    loan losses for ...............................         136.02%          64.49%          73.33%          77.09%          80.78%

         The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses. Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible. Recoveries of previously charged-off loans are credited back to the allowance.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2009. In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio. The allowance for loan losses uses the Company's procedures and methods which include the following risk factors, though not intended to be an all inclusive list:

          - The impact of changes in the international, national, regional and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including those within our geographic market.
          - The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans.
          -    Changes in the nature and volume in our loan portfolio.
          - The impact of changes in the experience, ability, and depth of the lending management and other relevant staff.
          - Changes in the value of underlying collateral for collateral-dependent loans.
          - The impact of changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
          -    Changes in the quality of the Company's loan review system.

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

         The local economy continues to struggle. The housing market, including construction and development projects, has demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. The Company continues to diligently assess its risk, particularly in the real estate market. The Company's special assets department has been proactive in foreclosures actions and sales in 2009. These actions should start to decrease the Company's non-performing assets levels.

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

         The following table summarizes the amortized cost and market values of investment securities held by the Company at December 31, 2009 and 2008.

                                                                           Securities Portfolio Composition
                                                                                 (dollars in thousands)
                                                             2009                         2008                        2007
                                                             ----                         ----                        ----
                                                    Amortized       Market      Amortized     Amortized      Amortized     Amortized
                                                      Cost           Value         Cost          Cost          Cost           Cost
                                                      ----           -----         ----          ----          ----           ----
TRADING ASSETS
Other Securities ...............................     $    128      $    128      $     47      $     47      $      -      $      -
                                                     --------      --------      --------      --------      --------      --------

AVAILABLE FOR SALE
Government Sponsored Enterprises ...............        6,792         7,132        10,960        11,373         8,750      $  8,974
Other Securities ...............................       64,417        66,697        55,608        57,441        49,019        49,908
State and Political Subdivisions ...............       28,950        29,398        27,199        27,189        25,839        25,914
                                                     --------      --------      --------      --------      --------      --------
Total Available for Sale .......................      100,159       103,227        93,767        96,003        83,608        84,796
                                                     --------      --------      --------      --------      --------      --------
HELD TO MATURITY
State and Political Subdivisions ...............        8,402         8,621        12,651        12,666        13,102        13,113
                                                     --------      --------      --------      --------      --------      --------

OTHER INVESTMENTS ..............................        4,456         4,456         3,546         3,546         4,795         4,795
                                                     --------      --------      --------      --------      --------      --------
         Total .................................     $113,145      $116,432      $110,011      $112,262      $101,505      $102,704
                                                     ========      ========      ========      ========      ========      ========

         The Company accounts for investments in accordance with Accounting Standards Codification Topic 320. Investments classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of shareholders' equity net of deferred income taxes in comprehensive income. Securities classified as held for investment are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held for investment, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. Unrealized holding gains or losses are recognized in income.

         At December 31, 2009 the Company's total investment portfolio classified as available for sale had a book value of $100,159,000 and a market value of $103,227,000 for an unrealized net gain of $3,068,000. The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold these securities until the value recovers or the securities mature.

         The  following   table   indicates  the   respective   maturities   and
weighted-average yields of securities as of December 31, 2009:

                                                                                              Securities Maturity Schedule
                                                                                                 (dollars in thousands)
                                                                                           Amortized                  Weighted
                                                                                              Cost                 Average Yield**
                                                                                              ----                 ---------------
TRADING ASSETS
Other Securities
         Greater than 10 Years .......................................................       $    128                    0.00%
                                                                                             ========

AVAILABLE FOR SALE
Government sponsored enterprises and other securities:
         0-1 Years ...................................................................       $  1,410                    6.19%
         1-5 Years ...................................................................         55,163                    5.23%
         5-10 Years ..................................................................          9,939                    5.34%
         Greater than 10 Years .......................................................          4,697                    5.34%
                                                                                             --------
                                                                                               71,209                    5.20%
                                                                                             --------
State and political subdivisions:
         1-5 Years ...................................................................            457                    6.08%
         5-10 Years ..................................................................          4,327                    5.94%*
         Greater than 10 Years .......................................................         24,166                    6.17%*
                                                                                             --------
                                                                                               28,950                    6.02%*
                                                                                             --------
Other investments
               No contractual maturity ...............................................          4,456                     n/a
                                                                                             --------
                  Total ..............................................................       $104,615                    5.66%*
                                                                                             ========


HELD TO MATURITY State and political subdivisions:
         0-1 Year ....................................................................       $    596                    4.86%*
         1-5 Years ...................................................................          3,117                    4.89%*
         5-10 Years ..................................................................          3,260                    5.87%*
         Greater than 10 Years .......................................................          1,429                    6.54%*
                                                                                             --------
                  Total ..............................................................       $  8,402                    5.66%*
                                                                                             ========

* Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

         The Company offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The primary sources of deposits are residents, businesses and employees of businesses within the Company's market areas obtained through the personal solicitation of the Company's officers and directors, direct mail solicitations and advertisements published in the local media. From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers. These deposits are short-term in nature and are used to manage the Company's short-term liquidity position. These Internet and brokered deposits are generally more volatile than deposits acquired in the local market areas. There were no Internet deposits at December 31, 2009 or December 31, 2008. There were $59,565,000 and $77,411,000 of brokered deposits at December 31, 2009 and December 31, 2008, respectively. Traditional brokered time deposits decreased $19,410,000 or 43.6% from $44,458,000 at December 31, 2008 to $25,048,000 at December 31, 2009. Brokered
time deposits, within the Certificate of Deposit Account Registry Service ("CDARS"), grew $1,564,000 or 4.7% from $32,953,000 at December 31, 2008 to
$34,517,000 at December 31, 2009. All of the Company's deposits under the CDARS program are retail in nature and originate from the Banks' customer base. The Company considers these funds to be an attractive alternative funding source available for use while it continues efforts to maintain and grow its local deposit base.

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

         The Company's average deposits in 2009 were $453,523,000 compared to $432,202,000 the prior year, an increase of $21,321,000 or 4.9%. In 2009 the average noninterest-bearing deposits decreased approximately $458,000 or 1.0%, average interest-bearing checking accounts decreased $1,617,000 or 2.5%, average savings accounts increased $1,208,000 or 13.3%, average money market accounts increased $23,286,000 or 79.2%, average certificates of deposit decreased $3,085,000 or 1.2%, and individual retirement accounts increased $1,987,000 or 6.6%. Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

         The following table presents, for the years ended December 31, 2009, 2008 and 2007, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category                                                       Average Amount                      Average Rate Paid
----------------                                                       --------------                      -----------------
                                                                   (dollars in thousands)
                                                             2009            2008           2007       2009        2008        2007
                                                             ----            ----           ----       ----        ----        ----
Noninterest-bearing Deposits ......................       $ 46,320       $ 46,778       $ 51,760          -           -           -
Interest-bearing Deposits
    Interest Checking .............................         62,622         64,239         58,207       0.75%       1.18%       1.27%
    Savings Deposits ..............................         10,327          9,119          8,849       0.46%       0.44%       0.44%
    Money Market ..................................         52,707         29,421         25,608       2.14%       2.48%       2.37%
    Certificates of Deposit .......................        249,556        252,641        233,310       2.89%       4.08%       4.94%
    Individual Retirement Accounts ................         31,991         30,044         29,620       3.32%       4.28%       4.68%

         The Company's core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits still continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 78% in 2009 and 2008. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2009:

                                                  Time Certificates of Deposit
                                                  ----------------------------
                                                      (dollars in thousands)
                   3 months or less ..............      $     33,629
                   4-6 months ....................            33,759
                   7-12 months ...................            28,585
                   Over 12 months ................            15,739
                                                        ------------
                            Total ................      $    111,712
                                                        ============


RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2009 and 2008 are as follows:

                                                           2009              2008             2007
                                                          -----             -----            -----
        Return on average assets .....................     0.06%            -1.51%            0.84%
        Return on average total equity ...............     0.63%           -17.83%            9.03%
        Return on average common equity ..............    -0.53%           -17.83%            9.03%
        Average equity to average assets ratio .......     9.28%             8.48%            9.27%
        Dividend payout ratio:
          Preferred stock ............................   120.31%               (1)              (1)
          Common stock ...............................       (2)           -12.66%           31.04%

----------------------
(1) Preferred stock was issued in 2009. (2) No cash dividends were paid on common stock in 2009.

SHORT-TERM BORROWINGS

         The following table summarizes the Company's short-term borrowings for the years ended December 31, 2009 and 2008. These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

                                                                                                                         Weighted
                                                                 Maximum                     Weighted                    Average
                                                               Outstanding       Annual       Average                    Interest
                                                                  at any        Average      Interest      Year End      Rate at
              Year Ended December 31,                           Month End       Balance        Rate        Balance       Year End
              -----------------------                           ---------       -------        ----        -------       --------
                                                                                     (dollars in thousands)
2009:
-----
Federal funds purchased ..................................       $   399        $   226         0.83%     $   399         0.19%
Securities sold under repurchase agreements ..............       $19,671        $16,122         0.53%     $12,785         0.52%
Advances from Federal Home Loan Bank .....................       $49,500        $21,315         0.44%     $     -         0.36%
2008:
----
Federal funds purchased ..................................       $ 4,197        $   649         2.44%     $ 1,028         1.26%
Securities sold under repurchase agreements ..............       $25,557        $20,832         1.56%     $22,181         0.70%
Advances from Federal Home Loan Bank .....................       $71,700        $47,646         3.37%     $34,600         0.46%
2007:
----
Federal funds purchased ..................................       $ 2,960        $ 1,137         5.21%     $   429         4.76%
Securities sold under repurchase agreements ..............       $23,229        $20,648         1.92%     $19,824         1.82%
Advances from Federal Home Loan Bank .....................       $65,100        $33,249         5.59%     $65,100         4.40%

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

         Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Company's banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the bank's short-term interest-rate risk. According to the model, as of December 31, 2009 the Company was positioned so that net interest income would increase by approximately $479,000 in the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period. Conversely, net interest income would decline by approximately $21,000 in the next twelve months if interest rates were to gradually decline by 100 basis points. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all of the actions the Company and its customers could undertake in response to changes in interest rates.

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

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale." In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. At December 31, 2009 the Banks in aggregate had unused federal funds lines of credit totaling $21,101,000 with various correspondent banks. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis. At December 31, 2009 the Banks in the aggregate had no long-term borrowings, no short-term borrowings, and $65,310,000 in unused borrowing capacity from the Federal Home Loan Bank of Atlanta. The

Federal Home Loan Bank requires that investment securities, qualifying mortgage loans, and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from them. The unused borrowing capacity currently available assumes that the Banks' $3,629,000 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings. Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries. Peoples Bancorporation requires liquidity to pay limited operating expenses and cash dividends. The parent company's liquidity needs are fulfilled through management fees assessed at each subsidiary bank. In 2008, the Company obtained a $15,000,000 line of credit from a correspondent bank to enable it to inject additional capital into the Banks. The Company subsequently drew on this line of credit and injected a total of $11,500,000 into its three banks. At December 31, 2008 the line of credit had an outstanding balance of $11,000,000, which the Company repaid in full in April 2009, using a portion of the proceeds of the sale of preferred stock to the U. S. Treasury, pursuant to its Capital Purchase Program. In December 2009, the Company cancelled the line of credit.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At December 31, 2009, unfunded commitments to extend credit were $70,731,000, of which $65,435,000 were at variable rates and $5,296,000 were at fixed rates. These commitments included $4,651,000 of unfunded amounts of construction loans, $47,179,000 of undisbursed amounts of home equity lines of credit, $12,436,000 of unfunded amounts under commercial lines of credit, and $6,465,000 of other commitments to extend credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

         At December 31, 2009 the Banks had issued commitments to extend credit through various types of arrangements, described further in the table below.

                                                           December 31, 2009
                                                           -----------------
                                                          (dollars in thousands)
Unused Commitments
  Lines of credit secured by residential properties ....   $         47,303
  Lines of credit secured by commercial properties .....              5,509
  Other unused commitments .............................             17,919
                                                             --------------
     Total .............................................   $         70,731
                                                             ==============


         The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue letters of credit. A letter of credit is an assurance to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. At December 31, 2009, $2,953,000 was committed under letters of credit. Past experience indicates that many of these letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the letters of credit. The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio. Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

         Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not have any obligations under non-cancelable operating lease agreements at December 31, 2009. Refer to Note 12 and Note 13 of the Company's consolidated financial statements for a discussion of financial instruments with off-balance sheet risk and commitments and contingencies.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings, as well as the sale of Fixed Rate Cumulative Perpetual Preferred Stock to the U. S. Treasury, pursuant to its Capital Purchase Program.

         For publicly held bank holding companies, such as the Company, capital adequacy is evaluated on a consolidated basis. The Company's banking subsidiaries must separately meet additional regulatory capital requirements imposed by the Office of the Comptroller of the Currency (the "Comptroller"). Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels.

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

         The Comptroller's regulations establish the minimum leverage capital ratio (Tier 1 capital to adjusted total assets) requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. For all other national banks, the minimum leverage capital ratio requirement is 4%. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist.

         On October 15, 2008, one the Company's bank subsidiaries, entered into a formal agreement with the Comptroller for the bank to take various actions with respect to the operation of the bank. For further discussion of this agreement see footnote 1 to the table below and Item 8 - Financial Statements and Supplementary Data- "NOTE 19 - REGULATORY MATTERS".

The Company's and Banks' capital ratios are presented as follows:

                                                            December 31,
                                                        2009              2008
                                                       -----             -----
     Peoples Bancorporation, Inc.
       Risk-based capital ratio                        13.67%            10.77%
       Tier 1 capital (to risk weighted assets)        12.41%             9.49%
       Tier 1 capital (to adjusted total assets)        9.03%             7.33%

     Peoples National Bank
       Risk-based capital ratio                        12.87%            12.44%
       Tier 1 capital (to risk weighted assets)        11.61%            11.15%
       Tier 1 capital (to adjusted total assets)        8.73%             9.06%

     Bank of Anderson (1)
       Risk-based capital ratio                        15.16%            15.27%
       Tier 1 capital (to risk weighted assets)        13.90%            14.02%
       Tier 1 capital (to adjusted total assets)        9.01%             9.58%

     Seneca National Bank
       Risk-based capital ratio                        12.31%            14.44%
       Tier 1 capital (to risk weighted assets)        11.05%            13.19%
       Tier 1 capital (to adjusted total assets)        8.08%             9.76%

(1) On October 23, 2008 Bank of Anderson, N.A. was notified by the Comptroller that it must maintain the following minimum capital ratios: Tier-1 capital of at least 8% of adjusted total assets, Tier-1 capital of at least 10% of risk-weighted assets, and total risk-based capital of at least 12% of risk-weighted assets.

         See Item 8 - Financial Statements and Supplementary Data, Note 19, for more information about regulatory capital ratios.

PAYMENT OF DIVIDENDS

         Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements. The Company's primary sources of funds with which to pay dividends to shareholders are the dividends it receives from the Banks.

         The directors of a national bank may declare a dividend of so much of the undivided profits of the bank as the directors judge to be expedient, subject to certain limitations. A national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the Comptroller and any transfers required to be made to a fund for the retirement of any preferred stock, unless the Comptroller approves the declaration and payment of dividends in excess of such amount.

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

         The Company has outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T and Series W (the "Preferred Stock"), which is owned by the U. S. Treasury pursuant to its Capital Purchase Program. The Company declared and paid $385,000 in preferred stock dividends to the U.S. Treasury in 2009. The terms of the Preferred Stock limit the Company's ability to pay common stock dividends or make repurchases of common stock under certain circumstances. The Company did not pay any cash dividends to its common shareholders in 2009.

         For  further  information  see  Item  8  -  Financial   Statements  and
Supplementary Data - "NOTE 16 - PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS ."

         In 2009, the Company sold 12,660 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Stock") and 633 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the "Series W Stock") to the U. S. Treasury, pursuant to its Capital Purchase Program. The annual dividend on the Series T Stock is 5% for the first five years and 9% thereafter. The annual dividend on the Series W stock is 9%. The cumulative dividend for the preferred stock is accrued and payable on February 15, May 15, August 15 and November 15 of each year. The Company declared and paid $385,000 in preferred stock dividends to the U.S. Treasury in 2009. Other terms of the Series T Stock and the Series W Stock limit the Company's ability to pay common stock dividends or make repurchases of common stock under certain circumstances. The Company did not pay cash dividends to its common shareholders in 2009.

MONETARY POLICIES AND EFFECT OF INFLATION

         The earnings of bank holding companies are affected by the policies of regulatory authorities, including the Federal Reserve Board, in connection with its regulation of the money supply. Various methods employed by the Federal
Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

         The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks' lending limits. Management of the Banks has established correspondent banking relationships with South Carolina Bank and Trust, N.A., Columbia, South Carolina; CenterState Bank, N.A., Winter Haven, Florida; Community Bankers Bank, Midlothian, Virginia; and Wells Fargo, N.A., Charlotte, North Carolina. As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.

DATA PROCESSING

         The Company has a data-processing department, which performs a full range of data-processing services for the Banks. Such services include an automated general ledger, deposit accounting, loan accounting and data processing.

SUPERVISION AND REGULATION

         The Company and the Banks operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. Relevant information about the regulatory framework that applies to the Company and the Banks is provided below. This regulatory framework is intended primarily for the benefit and protection of the Banks' depositors and the Depository Insurance Fund, and not for the protection of the Company's shareholders or creditors.

         Financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies. This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.

         To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Banks.

General

         The business activities of the Company and Banks are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller and the FDIC. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any subsidiaries.

         The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, a bank holding company is generally prohibited from acquiring control of any company that is not a bank or engaged in permissible activities and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto, and are thus permissible for bank holding companies, directly or through subsidiaries, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States of America, the states and their political subdivisions. The BHCA also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company.

         As discussed below under the caption "Gramm-Leach-Bliley Act," Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard bank holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. Although the Company elected to become a financial holding company as of June 23, 2000, neither the Company nor the Banks used any of the additional powers, and in 2008 the Company changed its status back to that of a bank holding company. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

         The Company also is subject to limited regulation by the South Carolina State Board of Financial Institutions (the "State Board"). Consequently, the Company must give notice to, or receive the approval of, the State Board pursuant to applicable law and regulations prior to engaging in the acquisition of South Carolina banking institutions or holding companies, or merging with a South Carolina bank holding company. The Company also may be required to file with the State Board periodic reports with respect to its financial condition and operation, management and inter-company relations between the Company and its subsidiaries.

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

         A joint rule promulgated by the Federal Reserve Board, the FDIC and the Comptroller provides that the banking agencies must include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have issued statements that describe the process the banking agencies must use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Another joint rule promulgated by the financial institution regulators further provides that the risk-based capital guidelines must take account of concentration of credit risk and the risk of non-traditional activities. The rule explicitly identifies concentration of credit risk and the risk arising from other sources, as well as an institution's overall capital adequacy.

         Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management of the Company is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

         The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2009. On October 23, 2008, Bank of Anderson, N.A. was notified by the Comptroller that it must maintain the following minimum capital ratios: Tier-1 capital of at least 8% of adjusted total assets, Tier-1 capital of at least 10% of risk-weighted assets, and total risk-based capital of at least 12% of risk-weighted assets.

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

Regulation of the Banks

         As national banks, the Banks are subject to supervision by the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Banks may establish branch offices anywhere within the State of South Carolina. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to; the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Banks are also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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


         During the first quarter of 2009, the FDIC announced a special one-time emergency assessment. The Company's bank subsidiaries paid $245,000 on September 30, 2009 for the one-time emergency assessment. On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 31, 2009, the Banks paid $3,981,000 for these quarterly assessments, of which $3,517,000 was booked as a prepaid expense. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.

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

         A bank that is "undercapitalized" becomes subject to the prompt corrective action provisions of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; prohibiting the acceptance of employee benefit plan deposits; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Pursuant to a formal agreement with the Comptroller, Bank of Anderson, N.A. may not accept brokered deposits without the prior written advice of no supervisory objection from the Assistant Deputy Comptroller.

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

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well managed, well capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also created another type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

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

Governmental Response to 2008 Financial Crisis

         During the fourth quarter of 2008 and continuing into 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

         Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury purchased preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighted assets as of September 30, 2008. The Company filed an application which received approval, and in 2009 the Company sold preferred stock and warrants to the Treasury for $12,660,000.

         The FDIC also implemented in October 2008 a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component.

         An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009, issued a special one-time assessment of 5 cents per $100 of assessable deposits paid in September, 2009 based on deposits at June 30, 2009, and adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessments through 2012 on December 31, 2009. The Banks paid FDIC insurance in the amount of $4,814,000 in 2009 and expensed $1,297,000 in 2009. See also "--FDIC Insurance Assessments."

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

Legislative Proposals

         Proposed legislation that could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Broader problems in the financial sector of the economy, which became apparent in 2008, have led to numerous calls for, and legislative and regulatory proposals for, restructuring of the regulation of financial institutions. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Banks should they be adopted.

EMPLOYEES

         The Company and the Banks employed 115 full-time and 17 part-time persons as of December 31, 2009. Management believes that its employee relations are good.

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

AVAILABLE INFORMATION

         The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, upon written request to Ms. Patricia A. Jensen, Senior Vice President, Peoples Bancorporation, Inc., P.O. Box 1989, Easley, South Carolina 29641.

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

Recent levels of market volatility are unprecedented.

         The volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

         Our primary source of funding for our operations is deposits from customers in our local market. Should other banks in or near our market areas fail, it could cause our deposit customers to lose confidence in banks and cause them to withdraw or substantially restrict their deposits with us. If such activity reached a high enough level, it could substantially disrupt our business. There is no assurance that such disruptions, were they to occur, would not materially and adversely affect our results of operations or earnings.

Current market developments may adversely affect our industry, business and results of operations.

         Dramatic declines in the housing market during the prior two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

We may be unable to successfully manage our future growth.

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

Our continued ability to grow or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

         We anticipate that our current capital resources will satisfy our capital requirements for the immediate future. Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. When loans are not repaid, we suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

Our business is concentrated in the Upstate area of South Carolina, and, as has been the case over the prior two years, a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations are likely to be affected by changes in the Upstate economy. As has been the case over the prior two years, a prolonged period of economic recession, a continuing decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations. The longer such adverse economic conditions persist, the greater the adverse impact on us will be.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised short-term interest rates seventeen times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly to near zero percent in 2009. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.

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

         Our common stock is not traded on any exchange. Although our common stock is traded over-the-counter and quotations of bid and ask information are provided by the National Association of Securities Dealers, Inc.'s OTC Bulletin Board, no active trading market has developed and none is expected to develop in the foreseeable future. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital to support growth, offset losses, redeem our preferred stock, or to make acquisitions. Sales of a substantial number of shares of our preferred stock or our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

The Series T and W Preferred Stock impact net income available to our common shareholders and earnings per common share.

         The dividends declared on the Series T and Series W Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T and W Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the company. Moreover, the securities purchase agreement between us and the Treasury pursuant to the CPP provides that prior to the earlier of (i) three years from the date of sale and (ii) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock.

We may need to raise additional capital in the future to redeem the Series T and W Preferred Stock or to support further growth, but that capital may not be available when it is needed.

         We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, when we intend to redeem the Series T and W Preferred Stock that we issued to the Treasury Department we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

There is no guarantee we will to pay cash dividends in the future at any level.

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

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in one or more of our banks being placed in receivership. We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         Various laws, including the Federal Deposit Insurance Act and the Emergency Economic Stability Act of 2008 ("EESA"), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs. As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our banks will be required to pay could increase enough to materially affect our income and our ability to operate profitably. Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.

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


ITEM 1 B.  UNRESOLVED STAFF COMMENTS

         The Company is not an accelerated filer or a large accelerated filer and has not received any comments from the Securities and Exchange Commission regarding its current or periodic reports in the 180 days prior to December 31, 2009.

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

         Bank of Anderson owns a 0.99 acre lot, without improvements, on Highway 81 North in Anderson County, South Carolina for the purpose of building an additional branch facility in the future.

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


ITEM 4.  (REMOVED AND RESERVED).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock of the Company is traded over the counter. Quotations of bid and ask information are provided electronically by the OTC Bulletin Board under the symbol "PBCE.OB." The reported high and low bid prices for each quarter of 2009 and 2008 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is not an active trading market for our common stock.


                Quarter Ended                           Low            High
                -------------                           ---            ----
                March 31, 2009 ....................   $    1.35     $    3.50
                June 30, 2009 .....................   $    2.55     $    3.75
                September 30, 2009 ................   $    2.70     $    3.10
                December 31, 2009 .................   $    2.05     $    3.25
                March 31, 2008 ....................   $    7.40     $    9.25
                June 30, 2008 .....................   $    6.00     $    8.00
                September 30, 2008 ................   $    4.75     $    7.50
                December 31, 2008 .................   $    1.50     $    6.00


         As of March 22, 2010, the number of holders of record of the Company's common stock was 962 and the number of issued and outstanding shares was 7,003,003.

         During 2009 the Company paid dividends of $385,000 on its preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program. The Company paid no cash dividends to its common shareholders in 2009. In prior years cash dividends were paid to common shareholders at the discretion of the Board of Directors.

         On each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998, January 14,
2000,  January 5, 2001, January 4, 2002,  November 18, 2002,  November 17, 2003,
January 4, 2005, December 30, 2005, January 5, 2007 and January 4, 2008 the Company paid 5% stock dividends to common shareholders.

         It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks. Future dividends will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. Payment of dividends is also subject to regulatory restrictions (see Item 1 -- Business, "PAYMENT OF DIVIDENDS") and a contractual agreement not to pay cash dividends, except under certain circumstances, without the prior consent of the U. S. Department of the Treasury while it owns the Company's preferred stock.

Unregistered Sales of Equity Securities and Use of Proceeds.

         Other than as reported in a previously filed Form 10-Q or Form 8-K, the Company did not sell any equity securities during the years ended December 31, 2009 and 2008 that were not registered under the Securities Act of 1933.

         On, July 2, 2009, the Company issued 500 shares of its Company Stock to a director for an aggregate price of $1,375 upon exercise of options pursuant to the Company's 2007 Non-Employee Director Stock Option. Plan. Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that are registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2009. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.229.703.

Securities Authorized for Issuance under Equity Compensation Plans

         The  information  required by 17 C.F.R.  229.201(d)  is set forth under
Item 12.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                          FIVE-YEAR FINANCIAL SUMMARY
                                                                (All amounts, except per share data, in thousands)
                                                    2009              2008              2007              2006              2005
                                                    ----              ----              ----              ----              ----
 INCOME STATEMENT DATA
Net interest income .....................      $    17,895        $    16,634       $    18,924       $    19,337       $    17,357
Provision for loan losses ...............            4,958             13,820               900               943               848
Other operating income ..................            3,980                732             3,842             3,648             3,609
Other operating expenses ................           17,286             17,106            15,966            15,621            14,338
Net income (loss) .......................              320             (8,376)            4,343             4,486             4,128
Net income (loss) available to
    common shareholders .................             (224)            (8,376)            4,343             4,486             4,128

PER COMMON SHARE DAT (1)
Net income (loss) per common
  share -
     Basic ..............................      $     (0.03)       $     (1.19)      $      0.59       $      0.65       $      0.60
     Diluted ............................            (0.03)             (1.19)             0.59              0.64              0.59
Cash dividends declared .................             0.00               0.15              0.20              0.20              0.20

BALANCE SHEET DATA
Total assets ............................      $   556,601        $   559,875       $   558,443       $   503,814       $   487,977
Total deposits ..........................          484,996            445,369           417,621           385,045           390,349
Total loans (net) .......................          366,143            389,494           414,688           354,011           373,641
Investment securities ...................          116,213            112,247           102,693            99,469            78,061
Total earning assets ....................          504,799            520,908           523,597           470,172           456,456
Shareholders' equity ....................           54,443             41,512            50,241            46,064            41,171

OTHER DATA
Return on average assets ................             0.06%            -1.51%              0.84%             0.91%             0.88%
Return on average common equity .........            -0.53%           -17.83%              9.03%            10.29%            10.20%

(1) Per share data has been restated to reflect 5% stock dividends in 2005, 2006 and 2007.

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

         With the declines in value of many debt and equity securities during 2009 due to economic conditions, the Company has focused more attention on the process of determining if such declines in its equity securities are "other-than-temporarily impaired." The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

         Total assets decreased $3,274,000 or 0.6% to $556,601,000 at December 31, 2009 from $559,875,000 at December 31,
2008.

         The Company experienced a decline in lending activity during 2009 as total outstanding loans, the largest single category of Company assets, decreased $25,137,000 or 6.3% from $398,711,000 at December 31, 2008 to
$373,574,000 at December 31, 2009. This decrease comes primarily as the result of lower loan demand from creditworthy borrowers at the Company's three bank subsidiaries, with some decrease resulting from a number of loans that were charged off or converted into real estate owned through foreclosures or deeds in lieu of foreclosure.

         The Company's securities portfolio collectively, at amortized cost, increased $3,134,000 or 2.8% from $110,011,000 at December 31, 2008 to
$113,145,000 at December 31, 2009. The increase is part of a strategy that was designed to replace a portion of maturing loans with securities, thus maintaining the Company's overall investment in earning assets while increasing its liquidity. The sale of government-sponsored-enterprise securities and mortgage-backed securities in the available-for-sale portfolio in 2008 amounted to approximately $4,845,000, resulting in a realized loss of $48,000 in 2008. There were $320,000 of sales in 2009, resulting in a realized gain of $10,000. Maturities, calls, and principal pay-downs on all securities amounted to $26,367,000 in 2009 compared to $11,040,000 in 2008. During 2009, the Company made purchases of $29,036,000 in available-for-sale securities and no purchases in securities held to maturity compared to $28,289,000 in available-for-sale securities and $444,000 in securities held to maturity in 2008. None of the Company's mortgage-backed securities are backed by subprime mortgages, and accordingly their value has not been diminished by the "subprime crisis." The Company does not engage in, and does not expect to engage in, hedging activities.

         Cash and due from banks balances increased $3,988,000 or 50.6% from $7,874,000 at December 31, 2008 to $11,862,000 at December 31, 2009. The Company
had $14,592,000 in federal funds sold as of December 31, 2009, compared to $9,185,000 in federal funds sold at December 31, 2008. The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

         Cash surrender value of life insurance increased $489,000 or 4.1% from $11,815,000 at December 31, 2008 to $12,304,000 at December 31, 2009, due to the
normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

         Other real estate owned increased $6,062,000 or 111.7% from $5,428,000 at December 31, 2008 to $11,490,000 at December 31, 2009. Other real estate owned primarily consists of residential real estate consisting of 1-to-4 family homes and development lots. In 2009, the Banks acquired real estate in the amount of $15,536,000 sold $9,344,000 and wrote down $130,000. Real estate activity in the Company's market area is exhibiting the weaknesses that have plagued other markets, resulting in the higher amounts of these distressed assets.

         Other assets comprised largely of prepaid expenses, tax benefit and deferred income taxes, increased $1,754,000 or 24.4% to $8,936,000 at December 31, 2009 from $7,182,000 at December 31, 2008. This increase is largely attributable to an increase in prepaid expenses of $3,571,000 or 666.2% to $4,107,000 at December 31, 2009 from $536,000 at December 31, 2008. The bulk of this increase is related to prepaid FDIC quarterly assessments in the amount of $3,517,000 at December 31, 2009.

         Total liabilities decreased $16,205,000 or 3.1% from $518,363,000 at December 31, 2008 to $502,158,000 at December 31, 2009. Total deposits increased $39,627,000 or 8.9% to $484,996,000 at December 31, 2009 from $445,369,000 at
December 31, 2008, with a $35,351,000 increase in interest-bearing deposits in 2009 and partially offset by a decrease in brokered time deposits of $17,846,000 in 2009. The total deposit increase was made possible by effective rate pricing, and they were used to repay higher costing Federal Home Loan Bank borrowings at the Banks, which averaged $21,315,000. Securities sold under repurchase agreements decreased $9,396,000 or 42.4% from $22,181,000 at December 31, 2008 to $12,785,000 at December 31, 2009.

         There were $399,000 in federal funds purchased at December 31, 2009, compared to $1,028,000 in federal funds purchased as of December 31, 2008, a decrease of $629,000 or 61.2%. Advances from the Federal Home Loan Bank were fully repaid in 2009. Federal Home Loan Bank advances are used to support the liquidity needs of the Company.

         In 2008, the Company obtained a $15,000,000 line of credit from a correspondent bank to enable it to provide additional capital for the Banks. The Company drew on this line of credit in 2008 and injected a total of $11,500,000 into its three banks. At December 31, 2008 the line of credit had an outstanding balance of $11,000,000, which the Company paid in full in April 2009 using a portion of the proceeds of the sale of preferred stock to the U. S. Treasury, pursuant to its Capital Purchase Program. In December 2009, the Company cancelled the line of credit.

         Shareholders' equity increased $12,931,000 or 31.2% from $41,512,000 at December 31, 2008 to $54,443,000 at December 31, 2009. This increase is primarily the result of the Company's selling 12,660 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, and 633 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series W, to the U. S. Treasury, pursuant to its Capital Purchase Program, for an aggregate price of $12,660,000 on April 24, 2009.


EARNINGS PERFORMANCE

2009 Compared to 2008

Overview

         The Company's consolidated operations for the twelve months ended December 31, 2009 resulted in net income of $320,000 compared to a net loss of $8,376,000 for the twelve months ended December 31, 2008. After deducting for dividends on preferred stock and net amortization of preferred stock, the year ended December 31, 2009 resulted in a net loss available to common shareholders of $224,000 or $0.03 per basic and diluted share, compared to a net loss of $8,376,000 or $1.19 per basic and diluted share for the year ended December 31, 2008.

Interest Income, Interest Expense and Net Interest Income

         The Company's net interest income increased $1,261,000 or 7.6% to $17,895,000 for the year ended December 31, 2009 compared to $16,634,000 for the year ended December 31, 2008.

         The Company's total interest income decreased $3,636,000 or 11.4% to $28,165,000 in 2009 compared to $31,801,000 for 2008. This decrease is largely attributable to a decrease in interest income and fees on loans of $3,998,000 resulting from lower market interest rates, an increase in foregone interest income on non-accrual loans, and lower average loan balances. There was a $418,000 increase in interest on taxable securities due to higher average balances, partially offset by lower market rates. There was also a decrease of $4,000 in interest on tax-exempt securities, primarily due to lower average balances. There was a $52,000 decrease in interest on federal funds sold, largely due to lower market rates.

         Total interest expense decreased $4,897,000 or 32.3% to $10,270,000 in 2009 compared to $15,167,000 for 2008. The amount of interest paid on deposits decreased $3,206,000 resulting from lower market interest rates, partially offset by higher average balances. The interest paid on notes payable to the Federal Home Loan Bank decreased $1,512,000 and interest expense on federal funds purchased and securities sold under repurchase agreements decreased $256,000 during 2009. The decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to lower market interest rates paid, coupled with lower average balances during 2009 as compared to 2008. The Company paid $182,000 in interest expense in 2009 compared to $105,000 in 2008 on a note from a correspondent bank that was paid in full in April 2009 and canceled in December 2009.

Provision and Allowance for Loan Losses

         The Company's provision for loan losses was $4,958,000 in 2009 compared to $13,820,000 for 2008, an $8,862,000 or 64.1% decrease. During 2009 the
Company experienced net charge-offs of $6,744,000, or 1.74% of average outstanding loans, compared to net charge-offs of $8,913,000, or 2.14% of average outstanding loans in 2008. At December 31, 2009 the allowance for loan losses was 1.99% as a percentage of outstanding loans compared to 2.31% at December 31, 2008.

         At December 31, 2009 the Company had $14,881,000 in non-accrual loans, no loans past due 90 days or more but still accruing interest, and $11,490,000 in real estate acquired in settlement of loans, compared to $16,950,000 in non-accrual loans, no loans past due 90 days or more but still accruing interest, and $5,428,000 in real estate acquired in settlement of loans at December 31, 2008. Non-performing assets as a percentage of all loans and other real estate owned were 6.85% and 5.54% at December 31, 2009 and 2008, respectively. The substantial balance in non-accruing loans is related to deterioration of the credit-worthiness of certain borrowers and is affected by the current economic recession. At December 31, 2009, 96.4% of the Company's non-accruing loans were secured by real estate, compared to 99.5% at December 31, 2008. The Company does not actively pursue sub-prime loans for retention in its loan portfolio, nor does it purchase sub-prime assets for its investment portfolio.

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

         The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure. Management believes that other real estate owned at December 31, 2009 will not require significant write-downs in future accounting periods, and therefore will not have a significant effect on the Company's future operations.

Noninterest Income

         Total consolidated noninterest income, including securities transactions, increased $3,248,000 or 443.7% from $732,000 in 2008 to $3,980,000 in 2009. The substantial increase in non-interest income in 2009 is primarily due to the impairment write-down on securities in 2008. The Company experienced a $160,000 write-down during the second quarter of 2009, due to the impairment of stock in Silverton Bank which became worthless. During the third quarter of 2008, the Company experienced a $2,890,000 write-down due to the other-than-temporary impairment on the Company's FHLMC Preferred Stock. This impairment was the direct result of FHLMC's, also known as "Freddie Mac," being placed in conservatorship in September 2008.

         Service charges on deposit accounts, decreased $235,000 or 12.4% to $1,665,000 for 2009 compared to $1,900,000 for 2008. Net non-sufficient funds fees decreased $242,000 or 15.1% from $1,603,000 in 2008 to $1,361,000 in 2009.
The changes more than likely resulted from customers paying more attention to economic details as a result of the current recession.

         Bank owned life insurance income increased $16,000 or 3.0% in 2009 to $548,000 compared to $532,000 in 2008. Mortgage banking income increased $160,000 or 44.6% from $359,000 in 2008 to $519,000 in 2009. The change in mortgage banking income is largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time. Gains (losses) on the sale of assets acquired in settlement of loans increased $289,000 or 704.9% from a loss of $41,000 in 2008 to a gain of $248,000 in 2009.
The Company sold $9,344,000 of other real estate in 2009 compared to $2,886,000 in 2008.

         Other noninterest income increased $256,000 or 43.3% to $847,000 in 2009 when compared to $591,000 in 2008. The 2009 increase was substantially constrained by a write-down of $160,000 due to impairment during the second quarter of 2009 of stock in Silverton Bank, which became worthless. Interchange income on the Banks' debit cards increased $84,000 or 16.0% to $608,000 in 2009 compared to $524,000 in 2008.

         The Company recorded a $10,000 gain on the sale of available-for-sale securities in 2009, compared to a $48,000 loss on the sale of available-for-sale securities in 2008.

Noninterest Expenses

         Total consolidated noninterest expenses increased $180,000 or 1.1% to $17,286,000 in 2009 compared to $17,106,000 in 2008. Salaries and benefits, the largest component of non-interest expense, decreased $974,000 or 10.3% to $8,441,000 in 2009 compared to $9,415,000 in 2008. The decrease is primarily due to a reduction in work force and a freeze on most salary increases that was imposed by the Company during the fourth quarter of 2008 in response to deteriorating economic conditions.

         Occupancy and furniture and equipment expenses decreased $130,000 or 5.6% to $2,177,000 in 2009 compared to $2,307,000 in 2008. Marketing and advertising expense decreased $226,000 or 56.1% from $403,000 in 2008 to $177,000 in 2009. Communication expenses decreased $19,000 or 7.1% from 268,000 in 2008 to $249,000 in 2009. Printing and supplies decreased $34,000 or 18.3% to $152,000 in 2009 compared to $186,000 in 2008. Director fees decreased $70,000 or 16.1% from $435,000 in 2008 to $365,000 in 2009. These decreases were primarily the result of deliberate efforts by management to limit and reduce expenses in response to deteriorating economic conditions.

         Bank paid loan costs increased $776,000 or 95.4% from $813,000 in 2008 to $1,589,000 in 2009. Of the 2009 expense, $1,204,000 is attributable to the repossession and maintenance of collateral on defaulted real estate loans, compared to $193,000 in 2008.

         Legal and professional fees increased $160,000 or 24.6% to $810,000 in 2009 from $650,000 in 2008. The increase in legal and professional fees is primarily due to collection efforts on certain loans in default and the outsourcing of portions of the Company's internal audit function.

         Regulatory assessments increased $834,000 or 192.6% from $433,000 in 2008 to $1,267,000 in 2009. Regulatory assessments include fees paid to the FDIC and Comptroller by the Company's three Banks. During the first quarter of 2009, the FDIC announced a special one-time emergency assessment. The Banks paid $245,000 on September 30, 2009 for the one-time emergency assessment. On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 31, 2009, the Banks paid $3,981,000 for these assessments, of which $464,000 was expensed.

         Other post-employment benefits increased $9,000 or 2.6% from $351,000 in 2008 to $360,000 in 2009. All other operating expenses were $1,376,000 in 2009 compared to $1,476,000 in 2008, a decrease of $100,000 or 6.8%.

Income Taxes

         Refer to Note 11 of the Company's consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data for an analysis of income tax expense.

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




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-    Report of Independent Registered Public Accounting Firm.

-    Consolidated Balance Sheets as of December 31, 2009 and 2008.

- Consolidated Statements of Income (Loss) for the years ended December 31, 2009 and 2008.

- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009 and 2008.

- Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

-    Notes to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm


To the Shareholders and Board of Directors
Peoples Bancorporation, Inc. and Subsidiaries
Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), shareholders' equity and comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in the Company's Form 10-K filed with the Securities and Exchange commission and, accordingly, we do not express an opinion thereon.


Greenville, South Carolina              s/Elliott Davis LLC
March 30, 2010

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except share information)

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                          2009               2008
                                                                                                          ----               ----
                                      ASSETS
CASH AND DUE FROM BANKS ........................................................................        $  11,862         $   7,874
INTEREST - BEARING DEPOSITS IN OTHER BANKS .....................................................              420               765
FEDERAL FUNDS SOLD .............................................................................           14,592             9,185
                                                                                                        ---------         ---------
                                                                                                           26,874            17,824
SECURITIES
     Trading assets ............................................................................              128                47
     Available for sale ........................................................................          103,227            96,003
     Held to maturity (fair value of $8,621 (2009)
         and $12,666 (2008)) ...................................................................            8,402            12,651
     Other investments, at cost ................................................................            4,456             3,546
LOANS, net of allowance for loan losses of $7,431 (2009)
     and $9,217 (2008) .........................................................................          366,143           389,494
PREMISES AND EQUIPMENT, net of accumulated depreciation ........................................           12,270            13,200
ACCRUED INTEREST RECEIVABLE ....................................................................            2,371             2,685
ASSETS ACQUIRED IN SETTLEMENT OF LOANS .........................................................           11,490             5,428
CASH SURRENDER VALUE OF LIFE INSURANCE .........................................................           12,304            11,815
OTHER ASSETS ...................................................................................            8,936             7,182
                                                                                                        ---------         ---------
              Total assets .....................................................................        $ 556,601         $ 559,875
                                                                                                        =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
     Noninterest-bearing .......................................................................        $  55,367         $  51,091
     Interest-bearing ..........................................................................          429,629           394,278
                                                                                                        ---------         ---------
              Total deposits ...................................................................          484,996           445,369
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS ....................................................           12,785            22,181
FEDERAL FUNDS PURCHASED ........................................................................              399             1,028
ADVANCES FROM FEDERAL HOME LOAN BANK ...........................................................                -            34,600
NOTE PAYABLE - OTHER ...........................................................................                -            11,000
ACCRUED INTEREST PAYABLE .......................................................................            2,049             2,636
OTHER LIABILITIES ..............................................................................            1,929             1,549
                                                                                                        ---------         ---------
              Total liabilities ................................................................          502,158           518,363
                                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES - Notes 11 and 12
SHAREHOLDERS' EQUITY
     Preferred stock - 15,000,000 shares authorized
     Preferred stock,  Series T - $1,000 per share liquidation  preference;
         issued and outstanding - 12,660 at December 31, 2009 and
         none at December 31, 2008 .............................................................           11,991                 -
     Preferred stock, Series W - $1,000 per share liquidation preference;
         issued and outstanding - 633 at December 31, 2009 and
         none at December 31, 2008 .............................................................              697                 -
     Common stock - 15,000,000 shares authorized; $1.11 par value per share; 7,003,003 (2009) shares and 7,070,139 (2008) shares
         issued and outstanding ................................................................            7,774             7,848
     Additional paid-in capital ................................................................           41,658            41,752
     Retained earnings (deficit) ...............................................................           (9,702)           (9,564)
     Accumulated other comprehensive income ....................................................            2,025             1,476
                                                                                                        ---------         ---------
              Total shareholders' equity .......................................................           54,443            41,512
                                                                                                        ---------         ---------
              Total liabilities and shareholders' equity .......................................        $ 556,601         $ 559,875
                                                                                                        =========         =========

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (Amounts in thousands except per share information)

                                                                                                  For the years ended December 31,
                                                                                                  --------------------------------
                                                                                                    2009                   2008
                                                                                                    ----                   ----
INTEREST INCOME
     Interest and fees on loans ......................................................         $      23,190          $      27,188
     Interest on securities
         Taxable .....................................................................                 3,468                  3,050
         Tax-exempt ..................................................................                 1,498                  1,502
     Interest on federal funds sold ..................................................                     9                     61
                                                                                               -------------          -------------
              Total interest income ..................................................                28,165                 31,801
                                                                                               -------------          -------------
INTEREST EXPENSE
     Interest on deposits ............................................................                 9,907                 13,113
     Interest on federal funds purchased and securities sold
         under repurchase agreements .................................................                    87                    343
     Interest on advances from Federal Home Loan Bank ................................                    94                  1,606
     Interest on note payable - other ................................................                   182                    105
                                                                                               -------------          -------------
              Total interest expense .................................................                10,270                 15,167
                                                                                               -------------          -------------
              Net interest income ....................................................                17,895                 16,634
PROVISION FOR LOAN LOSSES ............................................................                 4,958                 13,820
                                                                                               -------------          -------------
              Net interest income after provision for loan losses ....................                12,937                  2,814
                                                                                               -------------          -------------
NONINTEREST INCOME
     Service charges on deposit accounts .............................................                 1,665                  1,900
     Customer service fees ...........................................................                   111                    133
     Mortgage banking ................................................................                   519                    359
     Brokerage services ..............................................................                   192                    196
     Bank owned life insurance .......................................................                   548                    532
     Gain (loss) on sale/call of securities available for sale .......................                    10                    (48)
     Gain (loss) on sale of assets acquired in settlement of loans ...................                   248                    (41)
     Impairment write-down on securities .............................................                  (160)                (2,890)
     Other noninterest income ........................................................                   847                    591
                                                                                               -------------          -------------
              Total noninterest income ...............................................                 3,980                    732
                                                                                               -------------          -------------
NONINTEREST EXPENSES
     Salaries and benefits ...........................................................                 8,441                  9,415
     Occupancy .......................................................................                   986                    956
     Equipment .......................................................................                 1,191                  1,351
     Marketing and advertising .......................................................                   177                    403
     Communications ..................................................................                   249                    268
     Printing and supplies ...........................................................                   152                    186
     Bank paid loan costs ............................................................                 1,589                    813
     Directors fees ..................................................................                   365                    435
     Other post employment benefits ..................................................                   360                    351
     ATM and interchange expense .....................................................                   323                    369
     Legal and professional fees .....................................................                   810                    650
     Regulatory assessments ..........................................................                 1,267                    433
     Other operating .................................................................                 1,376                  1,476
                                                                                               -------------          -------------
              Total noninterest expenses .............................................                17,286                 17,106
                                                                                               -------------          -------------
              Loss before income taxes ...............................................                  (369)               (13,560)
BENEFIT FOR INCOME TAXES .............................................................                  (689)                (5,184)
                                                                                               -------------          -------------
              Net income (loss) ......................................................                   320                 (8,376)
                                                                                               -------------          -------------
Deductions to determine amounts available to common shareholders:
     Dividends declared or accumulated on preferred stock ............................                   471                      -
     Net accretion of preferred stock ................................................                    73                      -
                                                                                               -------------          -------------
              Net loss available to common shareholders ..............................         $        (224)         $      (8,376)
                                                                                               =============          =============

BASIC NET LOSS PER COMMON SHARE ......................................................         $       (0.03)         $       (1.19)
                                                                                               =============          =============

DILUTED NET LOSS PER COMMON SHARE ....................................................         $       (0.03)         $       (1.19)
                                                                                               =============          =============

         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 For the years ended December 31, 2009 and 2008
                 (Amounts in thousands except share information)

                                                                                                              Accumulated    Total
                              Preferred Shares   Preferred Stock       Common Stock     Additional Retained      Other      Share-
                              ----------------   ---------------       ------------      Paid-in   Earnings  Comprehensive  holders
                              Series T Series W Series T  Series W   Shares    Amount    Capital   (Deficit)     Income      Equity
                              --------------------------  --------   ------    ------    -------   ---------     ------      ------
Balance, December 31, 2007 ....      -      -   $     -   $     -  7,056,337    $7,833    $41,624    $     -    $   784    $50,241
Net loss ......................      -      -         -         -          -         -          -     (8,376)         -     (8,376)
Other comprehensive Income,
  net of tax:
Unrealized holding losses on
   securities available
for sale,
   net income tax of $1,356 ...      -      -         -         -          -         -          -          -      2,631      2,631
Reclassification adjustment
   for losses included in
   net income net of income
   taxes of $999 ..............      -      -         -         -          -         -          -          -     (1,939)    (1,939)
                                                                                                                           -------
Comprehensive income ..........                                                                                             (7,684)
Cash dividends ................      -      -         -         -          -         -          -     (1,060)         -     (1,060)
Proceeds from stock options
   exercised ..................      -      -         -    13,802         15        56          -          -          -         71
Stock-based compensation ......      -      -         -         -          -         -         72          -          -         72
Cumulative effect of post
Retirement cost of life
   insurance ..................      -      -         -         -          -         -          -       (128)         -       (128)
                                ------    ---   -------   -------  ---------    ------    -------    -------    -------    -------
Balance, December 31, 2008 ....      -      -         -         -  7,070,139     7,848     41,752     (9,564)     1,476     41,512
Net income ....................                                                                          320                   320
Other comprehensive Income,
  net of tax:
Unrealized holding losses
on
   securities available
   for sale, net income
   tax of $283 ................      -      -         -         -          -         -          -          -        543        543
Reclassification adjustment
   for losses included in net
   income net of income
   taxes of $4 ................      -      -         -         -          -         -          -          -          6          6
                                                                                                                           -------
Comprehensive income ..........      -      -         -         -          -         -          -          -          -        869
Issuance of preferred stock ... 12,660    633    11,910       705          -         -          -          -          -     12,615
Cash dividends on
   preferred stock ............      -      -         -         -          -         -          -       (385)         -       (385)
Proceeds from stock options
   exercised ..................      -      -         -         -        500         1          1          -          -          2
Common shares surrendered
   by dissenting ..............      -      -         -         -    (67,636)      (75)      (168)         -          -       (243)
shareholders
Accretion (amortization)
   of preferred stock .........      -      -        81        (8)         -         -          -        (73)         -          -
Stock-based compensation ......      -      -         -         -          -         -         73          -          -         73
                                ------    ---   -------   -------  ---------    ------    -------    -------    -------    -------
Balance, December 31, 2009 .... 12,660    633   $11,991   $   697  7,003,003    $7,774    $41,658    $(9,702)   $ 2,025    $54,443
                                ======    ===   =======   =======  =========    ======    =======    =======    =======    =======



         The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                         2009               2008
                                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) .........................................................................      $    320          $ (8,376)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
     Gain on sale of premises and equipment ....................................................            (5)               (5)
     (Gain) loss on sale of securities available for sale ......................................           (10)               48
     (Gain) loss on sale of assets acquired in settlement of loans .............................          (248)               41
     Net change in trading assets ..............................................................           (81)              145
     Impairment write-down on securities .......................................................           160             2,890
     Provision for loan losses .................................................................         4,958            13,820
     Benefit from deferred income taxes ........................................................          (603)           (3,031)
     Depreciation ..............................................................................         1,059             1,142
     Amortization and accretion (net) of premiums and discounts on securities ..................            50                17
     Stock-based compensation ..................................................................            73                72
     Decrease in accrued interest receivable ...................................................           314               636
     Increase in other assets ..................................................................        (1,180)           (3,462)
     Decrease in accrued interest payable ......................................................          (587)           (1,829)
     Increase in other liabilities .............................................................           380               786
                                                                                                      --------          --------
                  Net cash provided by operating activities ....................................         4,600             2,894
                                                                                                      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity ..................................................             -              (444)
     Purchases of securities available for sale ................................................       (29,036)          (28,289)
     Sales (purchases) of other investments ....................................................          (910)            1,249
     Proceeds from principal pay downs on securities available for sale ........................        16,115             7,419
     Proceeds from the maturities and calls of securities available for sale ...................         6,000             2,750
     Proceeds from the sale of securities available for sale ...................................           320             4,845
     Proceeds from maturity of securities held to maturity .....................................         4,252               865
     Investment in bank owned life insurance ...................................................          (489)             (593)
     Proceeds from sale of other real estate owned .............................................         9,474             3,283
     Net decrease in loans .....................................................................         2,857             3,686
     Proceeds from the sale of premises and equipment ..........................................             5                97
     Purchase of premises and equipment ........................................................          (129)             (677)
                                                                                                      --------          --------
                  Net cash used for investing activities .......................................         8,459            (5,809)
                                                                                                      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits ..................................................................        39,627            27,748
     Net increase (decrease) in federal funds purchased ........................................        (1,028)              599
     Net increase (decrease) in securities sold under repurchase agreements ....................        (9,396)            2,357
     Net decrease in advances from Federal Home Loan Bank ......................................       (45,201)          (19,500)
     Proceeds from the exercise of stock options ...............................................             2                71
     Proceeds from the issuance of preferred stock and warrants ................................        12,615                 -
     Common shares surrendered by dissenting shareholders ......................................          (243)                -
     Cash dividends paid .......................................................................          (385)           (1,060)
                                                                                                      --------          --------
                  Net cash (used) provided by financing activities .............................        (4,009)           10,215
                                                                                                      --------          --------

                  Net increase in cash and cash equivalents ....................................         9,050             7,300

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................................        17,824            10,524
                                                                                                      --------          --------
CASH AND CASH EQUIVALENTS, END OF YEAR .........................................................      $ 26,874          $ 17,824
                                                                                                      ========          ========
CASH PAID FOR
     Interest ..................................................................................      $ 10,905          $ 16,996
                                                                                                      ========          ========
     Income taxes ..............................................................................      $     29          $    126
                                                                                                      ========          ========
NON-CASH TRANSACTIONS
     Change in unrealized gain (loss) on available for sale securities .........................      $    831          $  1,049
                                                                                                      ========          ========
     Loans transferred to other real estate ....................................................      $ 15,536          $  7,688
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

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Principles of consolidation and nature of operations
The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank (collectively referred to as the "Banks"). All significant intercompany balances and transactions have been eliminated. The Banks operate under individual national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency ("OCC"). The Company is subject to regulation by the Federal Reserve Board ("FRB").

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

Securities
Debt securities are classified upon purchase as available for sale, held to maturity, or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of shareholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. To qualify as held to maturity, the Company must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. Unrealized holding gains or losses are recognized in income. Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

Income taxes
The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in Accounting Standards Codification ("ASC") Topic 740.

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

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

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

The Company follows the requirements of ASC Topic 718 to account for its stock option plans. In accordance with the provisions of this statement, the Company recorded approximately $73,000 and $72,000 of compensation expense in 2009 and 2008, respectively.
                                                                     (Continued)

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

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-13 ("ASU 2009-13"), Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition - Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vender will perform multiple revenue-generating activities. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this ASU will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not expected to have any effect on the Company's results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 ("ASU 2009-15"), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuances or Other Financing. ASU 2009-15 provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements. An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive, may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering. Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity's convertible debt. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. If dividends on the loaned shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in Accounting Standards Codification Topic 260-10-45-60B, Earnings Per Share. This ASU did not have any effect on the Company's results of operations, financial position or disclosures.

                                                                     (Continued)

In December 2009, the FASB issued Accounting Standards Update No. 2009-16 ("ASU 2009-16"), Accounting for Transfers of Financial Assets. ASU No. 2009-16 formally incorporates into the FASB Codification amendments to Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, made by SFAS No. 166 Accounting for Transfers of Financial Assets, an amendment of FASB
Statement No. 140, primarily to 1.) eliminate the concept of a qualifying special-purpose entity, 2.) limit the circumstances under which a financial asset should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, 3.) requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets, and 4.) requires that all servicing assets and liabilities be initially measured at fair value. This guidance is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. ASU 2009-16 is not expected to have a material impact on the Company's results of operations, financial position or disclosures; however, the Company will need to review future loan participation agreements and other transfers of financial assets for compliance with the new standard.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 ("ASU 2009-17"), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation ("FIN") No. 46(R), Consolidation of Variable Interest Entities, made by SFAS No. 167, Amendments to FASB Interpretation No. 46(R) to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. This ASU is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. ASU 2009-17 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash ("ASU No. 2010-01"). ASU No. 2010-01 provides guidance on the accounting for distributions offering shareholders the choice of receiving cash or stock. Under such guidance, the stock portion of the distribution is not considered to be a stock dividend, and for purposes of calculating earnings per share it is deemed a new share issuance not requiring retroactive restatement. This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. It is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification ("ASU No. 2010-02"). ASU No. 2010-02 amends FASB Accounting Standards Codification ("ASC") Topic 810, Consolidation, to clarify that deconsolidation accounting also applies to a subsidiary or group of assets that is a business or nonprofit activity. The amended guidance also requires additional disclosures concerning a retained investment in the period of a deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance is effective beginning in the period an entity first adopts SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, and if it was previously adopted, it is effective in the first interim or annual reporting period ending on or after December 15, 2009. ASU No. 2010-02 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-05, Escrowed Share Arrangements and the Presumption of Compensation ("ASU No. 2010-05"). ASU No. 2010-05 officially incorporates into the FASB Codification the SEC Staff's position concerning escrowed share arrangements and the presumption that such arrangements are compensatory. This guidance was effective immediately as it simply incorporated Emerging Issues Task Force ("EITF") Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, into the FASB Codification. It is not expected to have a material impact on the Company's results of operations, financial position or disclosures.
                                                                     (Continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU No. 2010-06"). ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). ASU No. 2010-06 is not expected to have a material impact on the Company's results of operations or financial position, and will have a minimal impact on its disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, Technical Corrections to Various Topics, ("ASU No. 2010-08"). This Accounting Standards Update clarifies the guidance on embedded derivatives and hedging (Subtopic 815-15) by eliminating inconsistencies and outdated provisions. ASU No. 2010-08 is effective for the Company in the first quarter of 2010 and is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances with the FRB based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2009 and 2008 were approximately $756,000 and $820,000, respectively.

NOTE 3 - SECURITIES

Securities are summarized as follows as of December 31 (tabular amounts in thousands):

                                                                                                      2009
                                                                                                      ----
                                                                                               Unrealized Holding
                                                                             Amortized         ------------------             Fair
                                                                               Cost           Gains          Losses           Value
                                                                               ----           -----          ------           -----
TRADING ASSETS:

OTHER SECURITIES
     Maturing after ten years ......................................         $   128         $     -         $     -         $   128
                                                                             =======         =======         =======         =======

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
     Maturing after five but within ten years ......................         $ 6,792         $   340         $     -         $ 7,132
                                                                             -------         -------         -------         -------

MORTGAGE BACKED SECURITIES
     Maturing within one year ......................................           1,410              21               -           1,431
     Maturing after one year but within five years .................          55,162           2,214              47          57,329
     Maturing after five years but within ten years ................           3,147              25               6           3,166
     Maturing after ten years ......................................           4,094             118               6           4,206
                                                                             -------         -------         -------         -------
                                                                              63,813           2,378              59          66,132
                                                                             -------         -------         -------         -------



                                                                     (Continued)

                                                                                                      2009
                                                                                                      ----
                                                                                               Unrealized Holding
                                                                             Amortized         ------------------             Fair
                                                                               Cost           Gains          Losses           Value
                                                                               ----           -----          ------           -----
OTHER SECURITIES
     Maturing after ten years ......................................             604               -              39             565
                                                                            --------        --------        --------        --------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after one year but within five years .................             457              36               -             493
     Maturing after five years but within ten years ................           4,327              98              23           4,402
     Maturing after ten years ......................................          24,166             417              80          24,503
                                                                            --------        --------        --------        --------
                                                                              28,950             551             103          29,398
                                                                            --------        --------        --------        --------
         Total securities available for sale .......................        $100,159        $  3,269        $    201        $103,227
                                                                            ========        ========        ========        ========

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................        $    596        $      1         $     -        $    597
     Maturing after one but within five years ......................           3,117             127               -           3,244
     Maturing after five years but within ten years ................           3,260              57               -           3,317
     Maturing after ten years ......................................           1,429              34               -           1,463
                                                                            --------        --------        --------        --------
         Total securities held to maturity .........................        $  8,402        $    219         $     -        $  8,621
                                                                            ========        ========        ========        ========

                                                                                                      2008
                                                                                                      ----
                                                                                               Unrealized Holding
                                                                             Amortized         ------------------             Fair
                                                                               Cost           Gains          Losses           Value
                                                                               ----           -----          ------           -----
TRADING ASSETS:

OTHER SECURITIES
     Maturing after ten years ......................................         $    47         $     -         $     -         $    47
                                                                             -------         -------         -------         -------
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
     Maturing within one year ......................................         $ 1,000         $    28         $     -         $ 1,028
     Maturing after one year but within five years .................           7,990             384               -           8,374
     Maturing after five years but within ten years ................           1,970               1               -           1,971
                                                                             -------         -------         -------         -------
                                                                              10,960             413               -          11,373
                                                                             -------         -------         -------         -------

MORTGAGE BACKED SECURITIES
     Maturing after one year but within five years .................             764               6               -             770
     Maturing after five years but within ten years ................          10,380             241               -          10,621
     Maturing after ten years ......................................          43,697           1,523               -          45,220
                                                                             -------         -------         -------         -------
                                                                              54,841           1,770               -          56,611
                                                                             -------         -------         -------         -------
OTHER SECURITIES
     Maturing after ten years ......................................             767             162              99             830
                                                                             -------         -------         -------         -------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after one year but within five years .................             457              28               -             485
     Maturing after five years but within ten years ................           3,221             107               -           3,328
     Maturing after ten years ......................................          23,521             130             275          23,376
                                                                             -------         -------         -------         -------
                                                                              27,199             265             275          27,189
                                                                             -------         -------         -------         -------
         Total securities available for sale .......................         $93,767         $ 2,610         $   374         $96,003
                                                                             =======         =======         =======         =======

                                                                     (Continued)

                                                                                                      2008
                                                                                                      ----
                                                                                               Unrealized Holding
                                                                             Amortized         ------------------             Fair
                                                                               Cost           Gains          Losses           Value
                                                                               ----           -----          ------           -----
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
     Maturing within one year ......................................         $ 1,951         $     9         $     2         $ 1,958
     Maturing after one year but within five years .................           4,623              76               -           4,699
     Maturing after five years but within ten years ................           4,100              46               8           4,138
     Maturing after ten years ......................................           1,977               6             112           1,871
                                                                             -------         -------         -------         -------
         Total securities held to maturity .........................         $12,651         $   137         $   122         $12,666
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

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

Securities Available for Sale (tabular amounts in thousands):

                                                            Less than 12 Months        12 Months or More             Total
                                                            -------------------        -----------------             -----
                                                            Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                                            Value       Losses        Value       Losses        Value       Losses
                                                            -----       ------        -----       ------        -----       ------
Government sponsored enterprise securities ...........      $     -      $     -      $     -      $     -      $     -      $     -
Mortgage backed securities ...........................       10,148           59            -            -       10,148           59
Other securities .....................................            -            -          476           39          476           39
State and political subdivisions .....................        8,823          103            -            -        8,823          103
                                                            -------      -------      -------      -------      -------      -------
Total ................................................      $18,971      $   162      $   476      $    39      $19,447      $   201
                                                            =======      =======      =======      =======      =======      =======

One individual security available for sale was in a continuous loss position for twelve months or more.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

Securities Available for Sale (tabular amounts in thousands):

                                                            Less than 12 Months        12 Months or More             Total
                                                            -------------------        -----------------             -----
                                                            Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                                            Value       Losses        Value       Losses        Value       Losses
                                                            -----       ------        -----       ------        -----       ------
Government sponsored enterprise securities ..........      $    -      $    -      $      -      $      -      $    -      $    -
Mortgage backed securities ..........................           -           -             -             -           -           -
Other securities ....................................         517          99             -             -         517          99
State and political subdivisions ....................       7,625         275             -             -       7,625         275
                                                           ------      ------      --------      --------      ------      ------
Total ...............................................      $8,142      $  374      $      -      $      -      $8,142      $  374
                                                           ======      ======      ========      ========      ======      ======

No individual securities available for sale were in a continuous loss position for twelve months or more.
                                                                     (Continued)

Securities Held to Maturity (tabular amounts in thousands):

                                                            Less than 12 Months        12 Months or More             Total
                                                            -------------------        -----------------             -----
                                                            Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                                            Value       Losses        Value       Losses        Value       Losses
                                                            -----       ------        -----       ------        -----       ------
States and political subdivisions .............            $2,295       $  122       $    -       $   -        $2,295        $  122
                                                           ======       ======       ======       =====        ======        ======

No individual securities held to maturity were in a continuous loss position for twelve months or more.

The Company has the ability and believes it is more likely than not it can hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The category "other securities" above is comprised of mortgage-backed securities, corporate debt securities, equity securities and investments in Banker's Bank stock.

Other Investments, at Cost (tabular amounts in thousands):
The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the FRB. These investments are carried at cost and are generally pledged against any borrowings from these institutions (see Note 10). No ready market exists for these stocks and they have no quoted market values. The Company's investments in these stocks are summarized below:

                                                                                                  December 31,
                                                                                                  ------------
                                                                                           2009                   2008
                                                                                           ----                   ----
FRB .............................................................................    $           827      $           483
FHLB ............................................................................              3,629                2,585
Interest-bearing deposits in other banks (maturing after three months) ..........                  -                  478
                                                                                     ---------------      ---------------
                                                                                     $         4,456      $         3,546
                                                                                     ===============      ===============

Securities with carrying amounts of $30,761,000 and $43,459,000 as of December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (tabular amounts in thousands):

                                                                                                   December 31,
                                                                                                   ------------
                                                                                            2009                  2008
                                                                                            ----                  ----
Commercial and industrial - not secured by real estate ...........................   $         39,981     $        43,451
Commercial and industrial - secured by real estate ...............................            120,102             111,844
Residential real estate - mortgage ...............................................            126,544             124,445
Residential real estate - construction ...........................................             72,668             104,390
Loans to individuals for household, family and other personal expenditures .......             14,279              14,581
                                                                                     ----------------     ---------------
                                                                                              373,574             398,711
Less allowance for loan losses ...................................................             (7,431)             (9,217)
                                                                                     ----------------     ---------------
                                                                                     $        366,143     $       389,494
                                                                                     ================     ===============

The composition of gross loans by rate type is as follows (tabular amounts in thousands):
                                                           December 31,
                                                           ------------
                                                    2009                  2008
                                                    ----                  ----
Variable rate loans ........................     $123,207              $145,998
Fixed rate loans ...........................      250,367               252,713
                                                 --------              --------
                                                 $373,574              $398,711
                                                 ========              ========

                                                                     (Continued)

Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

                                                For the years ended December 31,
                                                --------------------------------
                                                     2009             2008
                                                     ----             ----
BALANCE, BEGINNING OF YEAR ...................    $  9,217         $  4,310
     Provision for loan losses ...............       4,958           13,820
     Loans charged off .......................      (6,989)          (9,037)
     Loans recovered .........................         245              124
                                                  --------         --------
BALANCE, END OF YEAR .........................    $  7,431         $  9,217
                                                  ========         ========

The following is a summary of information pertaining to impaired loans and non-accrual loans (tabular amounts in thousands):

                                                                                                   December 31,
                                                                                                   ------------
                                                                                            2009                  2008
                                                                                            ----                  ----
Impaired loans without valuation allowance ......................................    $         12,544       $       13,592
Impaired loans with a valuation allowance .......................................               2,202                3,079
                                                                                     ----------------       --------------
Total impaired loans ............................................................    $         14,746       $       16,671
                                                                                     ================       ==============
Valuation allowance related to impaired loans ...................................    $            747       $        1,608
Total non-accrual loans .........................................................    $         14,881       $       16,950
Total loans past-due ninety days or more and still accruing .....................    $              -       $            -
Foregone interest income on non-accrual loans ...................................    $          1,101       $          753
Average investment in impaired loans ............................................    $         17,781       $       10,802
Interest income recognized on impaired loans ....................................    $              -       $            -
Interest income recognized on a cash basis on impaired loans ....................    $              -       $            -

NOTE 5 - PREMISES AND EQUIPMENT

The principal categories and estimated useful lives of premises and equipment are summarized in the table below (tabular amounts in thousands):

                                                                                                  December 31,
                                                                 Estimated                        ------------
                                                               useful lives                2009                   2008
                                                               ------------                ----                   ----
Land ......................................................                          $         3,873        $        3,873
Building and improvements .................................    15 - 40 years                   9,966                 9,951
Furniture, fixtures and equipment .........................     3 - 10 years                   8,972                 8,879
                                                                                     ---------------        --------------
                                                                                              22,811                22,703
Less accumulated depreciation .............................                                   10,541                 9,503
                                                                                     ---------------        --------------
                                                                                     $        12,270        $       13,200
                                                                                     ===============        ==============

Depreciation expense of approximately $1,059,000 and $1,142,000 for 2009 and 2008, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

Note 6 - ASSETS ACQUIRED IN SETTLEMENT OF LOANS

The following summarizes the activity of assets acquired in settlement of loans (tabular amounts in thousands):

                                                          For the years ended
                                                             December 31,
                                                        2009              2008
                                                        ----              ----
BALANCE, BEGINNING OF YEAR .................         $  5,428          $  1,023
     Additions - foreclosures ..............           15,536             7,688
      Sales ................................           (9,344)           (2,886)
     Write downs ...........................             (130)             (397)
                                                     --------          --------
     BALANCE, END OF YEAR ..................         $ 11,490          $  5,428
                                                     ========          ========

NOTE 7 - DEPOSITS

The composition of deposits is as follows (tabular amounts in thousands):

                                                                December 31,
                                                                ------------
                                                            2009           2008
                                                            ----           ----
Demand deposits, noninterest bearing .............       $ 55,367       $ 51,091
NOW and money market accounts ....................        137,744         96,160
Savings deposits .................................         10,370          9,771
Time certificates, $100,000 or more ..............        125,922         97,769
Other time certificates ..........................        155,593        190,578
                                                         --------       --------
     Total .......................................       $484,996       $445,369
                                                         ========       ========

                                                                December 31,
                                                                ------------
                                                            2009           2008
                                                            ----           ----
Time certificates maturing
   Within one year ...............................       $242,527       $265,342
   After one but within two years ................         24,539         15,651
   After two but within three years ..............         13,614          6,864
   After three but within four years .............            432            259
   After four years ..............................            403            231
                                                         --------       --------
                                                          281,515        288,347
Transaction and savings accounts .................        203,481        157,022
                                                         --------       --------
                                                         $484,996       $445,369
                                                         ========       ========


Certificates of deposit in excess of $100,000 totaled approximately $111,042,000 and $86,380,000 at December 31, 2009 and 2008, respectively. Interest expense on certificates of deposit in excess of $100,000 was approximately, $2,598,000 in 2009 and $3,907,000 in 2008. The Banks had brokered time certificates of approximately $59,565,000 at December 31, 2009 and $77,411,000 at December 31, 2008. Traditional brokered time deposits at the Banks amounted to approximately $25,048,000 at December 31, 2009 and $44,458,000 at December 31, 2008. Brokered
time deposits, within the Certificate of Deposit Account Registry Service ("CDARS"), at the Banks amounted to approximately $34,517,000 at December 31, 2009 and $32,953,000 at December 31, 2008.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                                           December 31,
                                                                                           ------------
                                                                                    2009                2008
                                                                                    ----                ----
Government sponsored enterprise securities with an amortized cost of $19,910,000 ($20,764,000 fair value) and $28,686,000
   ($29,673,000 fair value) at December 31, 2009 and 2008 respectively,
   collateralize the agreements. ............................................    $ 12,785             $ 22,181
                                                                                 ========             ========

The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 0.53 percent and 1.56 percent for 2009 and 2008, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $16,122,000 and $20,832,000 during 2009 and 2008, respectively. The maximum amounts outstanding at any month-end were $19,671,000 and $25,557,000 during 2009 and 2008, respectively.

NOTE 9 - FEDERAL FUNDS PURCHASED

At December 31, 2009, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $21,500,000. These lines of credit are available on a one to seven day basis for general corporate purposes.

NOTE 10 - ADVANCES UNDER LINES OF CREDIT FROM FEDERAL HOME LOAN BANK AND NOTE PAYABLE-OTHER

Under lines of credit, the Banks have the ability to borrow up to 20 percent of their total assets from the FHLB subject to available qualifying collateral. Borrowings may be obtained under various FHLB lending programs with various terms. Borrowings from the FHLB require qualifying collateral (which includes certain mortgage loans, investment securities and FHLB stock) and may require purchasing additional stock in the FHLB.

The Banks had no advances at December 31, 2009 and advances of $34,600,000 at December 31, 2008 at an interest rate of 0.46 percent which matured daily. At December 31, 2009 and 2008, the lines were collateralized by qualifying mortgage loans aggregating approximately $52,661,000 and $67,201,000, respectively, and by FHLB stock owned by all three Banks. The Banks also had lines collateralized by investment securities owned by the Banks in the amount of $12,649,000 and $13,149,000 at December 31, 2009 and 2008, respectively. As of December 31, 2009, the Banks had the ability to borrow $65,310,000 in the aggregate from the FHLB.

In 2008, the Company obtained a $15,000,000 line of credit from a correspondent bank to enable it to inject additional capital into the Banks. The Company subsequently drew on this line of credit and injected a total of $11,500,000 into its three Banks. At December 31, 2008 the line of credit is presented on the consolidated balance sheet as note payable-other with an outstanding balance of $11,000,000. This line of credit was repaid in full in April 2009 using a portion of the proceeds upon the sale of preferred stock to the U. S. Treasury, pursuant to its Capital Purchase Program. In December 2009, the Company cancelled the line of credit.

NOTE 11 - INCOME TAXES

Provision for income taxes consists of the following (tabular amounts in thousands):

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                     2009                    2008
                                                                                                     ----                    ----
Current tax provision
     Federal .....................................................................                 $  (126)                 $(2,153)
     State .......................................................................                      40                        -
                                                                                                   -------                  -------
         Total current taxes .....................................................                     (86)                  (2,153
Deferred tax benefit .............................................................                    (603)                  (3,031)
                                                                                                   -------                  -------
                                                                                                   $  (689)                 $(5,184)
                                                                                                   =======                  =======

Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                     2009                    2008
                                                                                                     ----                    ----
Tax (benefit) expense at statutory rate ..........................................                 $   (42)                 $(4,610)
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal benefit ..................................                      26                        -
     Tax-exempt interest income ..................................................                    (513)                    (511)
     Investment in life insurance ................................................                    (160)                    (150)
     Other .......................................................................                       -                       87
                                                                                                   -------                  -------

Provision for income taxes .......................................................                 $  (689)                 $(5,184)
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

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                        2009                  2008
                                                                                                        ----                  ----
Deferred tax assets
     Allowance for loan losses ...........................................................             $ 2,526              $ 3,134
     Deferred compensation ...............................................................                 340                  254
     Other than temporary impairment .....................................................               1,032                1,033
     Alternative minimum tax credit ......................................................                 918                    -
     Other ...............................................................................                 553                  417
                                                                                                       -------              -------
                                                                                                         5,369                4,838
                                                                                                       -------              -------
Deferred tax liabilities
     Depreciation ........................................................................                  (2)                (104)
     Prepaid expenses ....................................................................                (210)                (180)
     Unrealized holding gains on securities available for sale ...........................              (1,043)                (758)
                                                                                                       -------              -------
                                                                                                        (1,255)              (1,042)
                                                                                                       -------              -------
Net deferred tax assets included in other assets .........................................             $ 4,114              $ 3,796
                                                                                                       =======              =======

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2009, unfunded commitments to extend credit were $70,731,000, of which $65,435,000 were at variable rates and $5,296,000 were at fixed rates. These commitments included $4,651,000 of unfunded amounts of construction loans, $47,179,000 of undisbursed amounts of home equity lines of credit, $12,436,000 of unfunded amounts under commercial lines of credit, and $6,465,000 of other commitments to extend credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

At December 31, 2009, there was $2,953,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change
                                                                     (Continued)
over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $22,406,000 and $21,691,000, respectively. During 2009, $6,388,000 of new loans were made to this group and repayments of $5,673,000 were received. This same group had deposits in the Banks of $6,863,000 and $5,839,000 at December 31, 2009 and 2008, respectively.

NOTE 15 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed and presented in accordance with ASC Topic 260. The assumed conversion of stock options creates the difference between basic and diluted net income (loss) per common share. Income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented.

                                                           December 31,
                                                           ------------
                                                     2009                2008
                                                     ----                ----
Net (loss) available to common shareholders ..   $        (224)   $      (8,376)

Weighted average shares outstanding:
Basic ........................................       7,030,935        7,062,218
Diluted ......................................       7,030,935        7,062,218

Loss per common share:
Basic ........................................   $       (0.03)   $       (1.19)
                                                 =============    =============
Diluted ......................................   $       (0.03)   $       (1.19)
                                                 =============    =============

Common shares totaling 58,899 were excluded from the 2009 earnings per share calculation because they are considered anti-dilutive and 242 shares were excluded from the calculation in 2008.

A Special Meeting of the Shareholders was called on January 9, 2009 for the sole purpose of amending the Company's Articles of Incorporation to authorize the Board of Directors to issue shares of Preferred Stock. A small group of dissenting shareholders representing 67,636 shares of Common Stock exercised their right to surrender their shares to the Company in exchange for fair value. The Company paid $243,000 in cash for these surrendered shares in 2009. The dissenting shareholders asserted that their shares had a greater fair value and, in accordance with South Carolina law, the Company brought suit to have the court determine what additional amount, if any, is due. The litigation is ongoing.

NOTE 16 - PREFERRED STOCK AND  RESTRICTIONS ON DIVIDENDS

On April 24, 2009 the Company entered into a Letter Agreement and Securities Purchase Agreement (the "Purchase Agreement") with the U.S. Treasury Department ("Treasury") under the Troubled Asset Relief Program ("TARP") Capital Purchase Program, pursuant to which the Company sold the Treasury (i) 12,660 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "Warrant") to purchase 633 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the "Series W Preferred Stock") for an aggregate purchase price of $12,660,000 in cash. (The Series T Preferred Stock and Series W Preferred Stock are referred to collectively as the "Preferred Stock,") The Warrant was exercised by Treasury immediately, and the net proceeds from the sale of $12,615,000 were allocated between the Series T Preferred Stock and the Series W Preferred Stock based on their relative fair values at the time of the sale. Of the net proceeds, $11,910,000 was allocated to the Series T Preferred Stock and $705,000 was allocated to the Series W Preferred Stock. The accretion of the discount recorded on the Series T Preferred Stock, net of the amortization of the premium recorded on the Series W Preferred Stock, is offset directly against retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of income in the determination of the amount of net income (loss) available to common shareholders.

The Series T Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series W Preferred Stock will pay cumulative dividends at a rate of 9% per annum. The cumulative dividend for the Preferred Stock is accrued and payable on February 15, May 15, August 15 and November 15 of each year. The Company has declared and paid $385,000 in preferred stock dividends to the U.S. Treasury in 2009. Both the Series T and Series W Preferred Stock qualify as Tier I capital and may be redeemed after April 24, 2012 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. Prior to April 24, 2012, the Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities. The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series T or Series W Preferred Stock.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or other distributions on its Common Stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share declared on the Common Stock prior to April 24, 2009. In addition, as long as the Preferred Stock is outstanding, Common Stock dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Stock, subject to certain limited exceptions. This restriction will terminate on April 24, 2012, or earlier if the Preferred Stock has been redeemed in whole or if the Treasury has transferred all of the Preferred Stock to third parties. The Company paid no cash dividends to its common shareholders in 2009.

NOTE 17 - STOCK OPTION COMPENSATION PLANS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2009 and 2008: dividend yields of $0 to $0.20 per share, expected volatility from 22 to 39 percent, risk-free interest rates from
2.44 to 3.98 percent, and expected life of 10 years. The weighted average fair market value of options granted approximated $1.49 in 2009 and $1.82 in 2008.

A summary of the status of the plans as of December 31, 2009 and 2008, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split since the date of grant):

                                                                                             Options outstanding
                                                                                             -------------------
                                                                                           Weighted        Weighted
                                                                                           Average        Average        Aggregate
                                                                         Number           Exercise        Contractual      Intrinsic
                                                                         of Shares           Price       Term (years)        Value
                                                                         ---------           -----       ------------        -----
Outstanding at December 31, 2007 ...............................          168,749        $   10.29
Granted ........................................................           16,000             7.62
Exercised ......................................................          (14,615)            5.34                          $    -
Forfeited or expired ...........................................          (23,871)            9.89
                                                                          -------

Outstanding at December 31, 2008 ...............................          146,263            10.56
Granted ........................................................           15,500             2.77
Exercised ......................................................             (500)            2.75                           $   -
Forfeited or expired ...........................................           (6,395)            9.27
                                                                          -------

Outstanding at December 31, 2009 ...............................          154,868             9.86          6.23             $   -
                                                                          =======

Options exercisable at year-end ................................          129,999            10.21          6.14             $   -
                                                                          =======

Shares available for grant at December 31, 2009 ................          361,150
                                                                          =======

                                                                              Number               Weighted Average
                                                                             of Shares          Grant Date Fair Value
                                                                             ---------          ---------------------
Non-vested options at December 31, 2008 ..............................         29,297                    $11.38
Granted ..............................................................         15,500                      2.77
Vested ...............................................................        (17,013)                    11.19
Forfeited or expired .................................................         (2,915)                    12.62
                                                                              -------
Non-vested options at December 31, 2009 ..............................         24,869                      8.02
                                                                              =======

As of December 31, 2009, we have unrecognized compensation cost of $76,814 related to unvested stock options.


                                                                     (Continued)

                          Options outstanding                                              Options exercisable
                          -------------------                                              -------------------
                               Weighted
                                average                  Weighted                                             Weighted
       Number                  remaining                  average                   Number                     average
      of shares               contractual                exercise                  of shares                  exercise
     outstanding             life (years)                  price                  exercisable                   price
     -----------             ------------                  -----                  -----------                   -----
         7,721                   0.2                       8.16                      7,721                      8.16
         5,646                   1.0                       8.80                      5,646                      8.80
         6,318                   1.3                       7.60                      6,318                      7.60
         8,016                   2.3                       8.86                      8,016                      8.86
        10,461                   2.5                       9.34                     10,461                      9.34
         5,730                   3.3                      10.47                      5,730                     10.47
        22,096                   4.3                      14.49                     22,096                     14.49
         1,823                   4.6                      13.71                      1,823                     13.71
         4,046                   5.3                      15.66                      4,046                     15.66
         1,158                   5.5                      14.77                        984                     14.77
         2,316                   5.6                      14.90                      1,968                     14.90
         5,788                   5.7                      14.90                      4,920                     14.90
         1,736                   5.8                      14.08                      1,476                     14.08
         1,102                   6.1                      12.02                        771                     12.02
         1,102                   6.2                      11.89                        771                     11.89
         6,063                   6.3                      10.25                      4,244                     10.25
         6,613                   6.3                      11.42                      5,786                     11.42
         1,102                   6.5                      10.44                        771                     10.44
         4,280                   6.7                      10.43                      2,996                     10.43
         2,204                   6.8                      10.21                      1,542                     10.21
         6,422                   7.0                      10.48                      3,532                     10.48
         1,050                   7.2                       9.95                        578                      9.95
         3,675                   7.3                       9.52                      2,022                      9.52
         6,300                   7.3                      11.19                      6,300                     11.19
         1,050                   7.5                      11.42                        578                     11.42
         1,050                   7.9                       9.57                        578                      9.57
         1,500                   8.0                       8.05                        600                      8.05
         3,500                   8.3                       7.75                      1,400                      7.75
         1,000                   8.3                       7.50                        400                      7.50
         7,000                   8.4                       7.60                      7,000                      8.00
           500                   8.5                       5.35                        200                      5.35
         1,500                   8.7                       7.50                        600                      7.50
         1,000                   9.0                       3.25                        250                      3.25
         7,500                   9.4                       2.75                      7,500                      2.75
         1,500                   9.5                       2.75                        375                      2.75
         5,000                   9.6                       2.70                          -                      2.70
       -------                                                                     -------
       154,868                   6.2                       9.86                    129,999                     10.21
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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to one-hundred percent of such contributions which do not exceed three percent of the contributor's annual salary, plus fifty percent of such contributions as exceed three percent but do not exceed five percent of the contributor's annual salary, subject to certain adjustments and limitations. Contributions to the plan of $212,553 and $240,441 were charged to operations during 2009 and 2008, respectively.

Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Company. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, a source for certain funding is provided informally and indirectly by life insurance policies owned by the Banks. The Company recorded expense related to these benefits of $282,360 and $260,746 in 2009 and 2008, respectively.

NOTE 19 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2009, that the Banks meet all capital adequacy requirements to which they are subject.

On October 15, 2008, one of the Company's Bank subsidiaries, the assets of which represent approximately 25% of the Company's total consolidated assets, entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank. The actions include:

     a. creation of a committee of the Bank's board of directors to monitor compliance with the agreement and make monthly reports to the board of directors and the OCC;
     b. development, implementation and adherence to a program to improve the Bank's loan portfolio management;
     c. adoption, implementation and adherence to written policies and procedures for maintaining an adequate allowance for loan and lease losses in accordance with generally accepted accounting principles and regulatory guidance;
     d. protection of its interest in its criticized assets (those assets classified as "loss," "doubtful," "substandard," or "special mention" by internal or external loan review or examination), and adoption, implementation and adherence to a written program designed to eliminate the basis of the criticism, as well as restricting further extensions of credit to borrowers whose loans are subject to criticism;
     e. development, implementation and adherence to a written program to improve its construction loan underwriting standards;
     f. adoption, implementation and adherence to a written asset diversification program that appropriately identifies and manages concentration of credit risk;
     g. adoption, implementation and adherence to a strategic plan, a capital program and a profit plan;
     h. ensuring that the level of liquidity at the Bank is sufficient to sustain the Bank's current operations and meet anticipated or extraordinary demand; and

                                                                     (Continued)

     i. obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits.

Additionally, the Bank is required by the agreement to submit numerous periodic reports to the OCC regarding various aspects of the foregoing actions.

The agreement resulted from the OCC's examination of the Bank that commenced in the second quarter of 2008. Since the latter part of 2006 the Bank has experienced an increase in criticized assets as the economy in the Bank's primary lending areas has come under increasing downward pressure. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. Implementation of the agreement has increased the Bank's administrative costs somewhat for the near-term, but the amount of such increase is not expected to be material to the Company.

         The Banks' actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                           To be well
                                                                                                        capitalized under
                                                                                   For capital          prompt corrective
                                                                                adequacy purposes       action provisions
                                                                                -----------------       -----------------
                                                             Actual                  Minimum                 Minimum
                                                             ------                  -------                 -------
                                                        Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                        ------       -----      ------       -----      ------       -----
                                                                          (dollar amounts in thousands)
Peoples Bancorporation, Inc.:
As of December 31, 2009
     Total Capital (to risk-weighted assets) .....   $   54,568      13.67%  $   31,934       8.00%        N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ....       49,546      12.41       15,970       4.00         N/A        N/A
     Tier 1 Capital (to adjusted total assets) ...       49,546       9.03       21,947       4.00         N/A        N/A

As of December 31, 2008
     Total Capital (to risk-weighted assets) .....       45,435      10.77       33,749       8.00         N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ....       40,040       9.49       16,877       4.00         N/A        N/A
     Tier 1 Capital (to adjusted total assets) ...       40,040       7.33       21,850       4.00         N/A        N/A

The Peoples National Bank:
As of December 31, 2009
     Total Capital (to risk-weighted assets) .....       33,201      12.87       20,638       8.00   $   25,797      10.00%
     Tier 1 Capital (to risk-weighted assets) ....       29,954      11.61       10,320       4.00       15,480       6.00
     Tier 1 Capital (to adjusted total assets) ...       29,954       8.73       13,725       4.00       17,156       5.00

As of December 31, 2008
     Total Capital (to risk-weighted assets) .....       34,922      12.44       22,458       8.00       28,072      10.00
     Tier 1 Capital (to risk-weighted assets) ....       31,297      11.15       11,228       4.00       16,841       6.00
     Tier 1 Capital (to adjusted total assets) ...       31,297       9.06       13,818       4.00       17,272       5.00

Bank of Anderson, N.A.:
As of December 31, 2009 (1)
     Total Capital (to risk-weighted assets) .....       13,111      15.16       10,378      12.00         N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ....       12,025      13.90        8,651      10.00         N/A        N/A
     Tier 1 Capital (to adjusted total assets) ...       12,025       9.01       10,677       8.00         N/A        N/A

As of December 31, 2008 (1)
     Total Capital (to risk-weighted assets) .....       13,922      15.27       10,941      12.00         N/A        N/A
     Tier 1 Capital (to risk-weighted assets) ....       12,777      14.02        9,113      10.00         N/A        N/A
     Tier 1 Capital (to adjusted total assets) ...       12,777       9.58       10,670       8.00         N/A        N/A


                                                                     (Continued)

                                                                                                           To be well
                                                                                                        capitalized under
                                                                                   For capital          prompt corrective
                                                                                adequacy purposes       action provisions
                                                                                -----------------       -----------------
                                                             Actual                  Minimum                 Minimum
                                                             ------                  -------                 -------
                                                        Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                        ------       -----      ------       -----      ------       -----
                                                                          (dollar amounts in thousands)

Seneca National Bank:
As of December 31, 2009
     Total Capital (to risk-weighted assets)              6,703      12.31        4,356       8.00        5,445      10.00
     Tier 1 Capital (to risk-weighted assets)             6,017      11.05        2,178       4.00        3,267       6.00
     Tier 1 Capital (to adjusted total assets)            6,017       8.08        2,979       4.00        3,723       5.00

As of December 31, 2008
     Total Capital (to risk-weighted assets)              7,198      14.44        3,988       8.00        4,985      10.00
     Tier 1 Capital (to risk-weighted assets)             6,574      13.19        1,994       4.00        2,990       6.00
     Tier 1 Capital (to adjusted total assets)            6,574       9.76        2,695       4.00        3,368       5.00

(1) Minimum ratios have been revised to meet minimum required regulatory ratios as part of the formal agreement with the Comptroller.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. ASC Topic 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in other banks, federal funds sold and purchased, short-term FHLB advances, and securities sold under repurchase agreements.

Securities are valued using quoted fair market prices. Other investments are valued at par value.

Fair value for variable-rate loans that reprice frequently, loans held for sale, and for loans that mature in less than three months is based on the carrying value. Fair value for fixed-rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

Fair value for cash surrender value life insurance approximates its carrying value.

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts and securities sold under repurchase agreements maturing within one year are valued at their carrying value. The fair value of certificates of deposit are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

Fair value for note payable-other is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

                                                                     (Continued)

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

The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                                December 31,
                                                                                                ------------
                                                                                   2009                               2008
                                                                                   ----                               ----
                                                                        Carrying            Fair           Carrying            Fair
                                                                         amount             value           amount             value
                                                                         ------             -----           ------             -----
Financial assets:
     Cash and due from banks ...................................         $ 11,862         $ 11,862         $  7,874         $  7,874
     Interest-bearing deposits in other banks ..................              420              420              765              765
     Federal funds sold ........................................           14,592           14,592            9,185            9,185
     Trading assets ............................................              128              128               47               47
     Securities available for sale .............................          103,227          103,227           96,003           96,003
     Securities held to maturity ...............................            8,402            8,621           12,651           12,666
     Other investments .........................................            4,456            4,456            3,546            3,546
     Loans (gross) .............................................          373,574          370,420          398,711          395,447
     Cash surrender value life insurance .......................           12,304           12,304           11,815           11,815

Financial liabilities:
     Deposits ..................................................          484,996          477,788          445,369          442,221
     Securities sold under repurchase agreements ...............           12,785           12,785           22,181           22,181
     Federal funds purchased ...................................              399              399            1,028            1,028
     Advances from Federal Home Loan Bank ......................                -                -           34,600           34,600
     Note payable - other ......................................                -                -           11,000           11,000

The ASC for fair value provides a framework for measuring and disclosing fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

                                                                     (Continued)

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury and other securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted 2 prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U. S. Government and agency mortgage-backed debt securities and impaired loans that are carried at the appraisal value of the underlying collateral.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2009 (tabular amounts in thousands):

                                                       Quoted market price
                                                      in active markets for      Significant
                                                            identical               other              Significant
                                                        assets/liabilities    observable inputs    unobservable inputs
                                                            (Level 1)             (Level 2)             (Level 3)            Total
                                                            ---------             ---------             ---------            -----
Recurring Basis:
Available for sale
  investment securities ........................             $      -             $103,227             $      -             $103,227
Trading assets .................................                  128                    -                    -                  128
                                                             --------             --------             --------             --------
Total ..........................................             $    128             $103,227             $      -             $103,355
                                                             ========             ========             ========             ========

Nonrecurring Basis:
Impaired loans .................................             $      -             $ 14,746                    -             $ 14,746
Other real estate owned ........................                    -               11,490                    -               11,490
                                                             --------             --------             --------             --------
Total ..........................................             $      -             $ 26,236                    -             $ 26,236
                                                             ========             ========             ========             ========

NOTE 21 - CONDENSED FINANCIAL INFORMATION

Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):

                            CONDENSED BALANCE SHEETS
                                                                December 31,
                                                                ------------
                                                             2009         2008
                                                             ----         ----
ASSETS
         Cash ......................................       $ 1,589       $   373
         Investment in bank subsidiaries ...........        52,892        52,123
         Other assets ..............................           294           287
                                                           -------       -------
                                                           $54,775       $52,783
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
         Notes payable .............................       $     -       $11,000
         Other liabilities .........................           332           271
         Shareholders' equity ......................        54,443        41,512
                                                           -------       -------
                                                           $54,775       $52,783
                                                           =======       =======

                         CONDENSED STATEMENTS OF INCOME

                                                For the years ended December 31,
                                                --------------------------------
                                                       2009           2008
                                                       ----           ----
INCOME
     Fees and dividends from subsidiaries ......      $ 5,189       $ 6,724
                                                      -------       -------

EXPENSES
     Interest expense ..........................          182           104
     Salaries and benefits .....................        3,477         3,751
     Occupancy .................................            7             9
     Equipment .................................          392           457
     Other operating ...........................        1,139         1,394
                                                      -------       -------
                                                        5,197         5,715
                                                      -------       -------


EQUITY IN UNDISTRIBUTED NET INCOME (LOSS)
     OF BANK SUBSIDIARIES ......................          220        (9,481)
                                                      -------       -------

        Income (loss) before income taxes ......          212        (8,472)

INCOME TAX BENEFIT .............................         (108)          (96)
                                                      -------       -------
    Net income (loss) ..........................          320       $(8,376)
                                                      =======       =======

                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                           2009              2008
                                                                                                           ----              ----
OPERATING ACTIVITIES
     Net income (loss) .........................................................................         $    320          $ (8,376)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Equity in undistributed net (income) loss of bank subsidiaries .......................             (220)            9,481
          Stock based compensation .............................................................               73                72
          (Increase) decrease in other assets ..................................................               (7)            1,026
          (Decrease) increase in other liabilities .............................................               61              (314)
                                                                                                         --------          --------
             Net cash provided by operating activities .........................................              227             1,889

FINANCING ACTIVITIES
     Payments for investments in bank subsidiaries .............................................                -           (12,500)
     Net change in borrowings ..................................................................          (11,000)           11,000
     Proceeds from the exercise of stock options ...............................................                2                71
     Proceeds from the issuance of preferred stock .............................................           12,615                 -
     Common shares surrendered for cash by dissenting shareholders .............................             (243)                -
     Cash dividends ............................................................................             (385)           (1,060)
     Proceeds (repayment) of advances from subsidiaries ........................................                -            (1,200)
                                                                                                         --------          --------
              Net cash provided by (used) for financing activities .............................              989            (3,689)
                                                                                                         --------          --------
              Net increase (decrease) in cash ..................................................            1,216            (1,800)

CASH, BEGINNING OF YEAR ........................................................................              373             2,173
                                                                                                         --------          --------

CASH, END OF YEAR ..............................................................................         $  1,589          $    373
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

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9 B.  OTHER INFORMATION

         The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2009 that was not so disclosed.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information set forth under the captions "ELECTION OF DIRECTORS AND DIRECTORS WHOSE TERMS WILL CONTINUE AFTER THE 2010 ANNUAL MEETING," "EXECUTIVE OFFICERS," "GOVERNANCE MATTERS - Committees of the Board - Audit Committee," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2010 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Company's fiscal year end, is incorporated herein by reference.

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

         The following table sets forth aggregated information as of December 31, 2009 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                      Number of  securities  to be  Weighted-average exercise   Number of securities
                                   issued upon                   price of outstanding        remaining available for
                                   exercise of                   options, warrants and       future issuance
                                   outstanding options,          rights                      under equity compensation
                                   warrants and rights                                       plans (excluding securities
                                                                                             reflected in column (a))
                                               (a)                           (b)                         (c)
------------------                       ---------------               --------------              -----------------
Equity compensation
Plans approved by
Security holders                                154,868                       $ 9.86                      361,150

Equity compensation
Plans not approved
By security holders                                   -                            -                            -
                                                -------                       ------                      -------

Total                                           154,868                       $ 9.86                      361,150
                                                =======                       ======                      =======

         For further information about the Company's plans as set forth in the above table, see Note 17 of the consolidated financial statements set forth in
Item 8 of this Form 10-K.


ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

         The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "GOVERNANCE MATTERS - Director Independence" in the Proxy Statement is incorporated herein by reference. Each member of our Audit, Compensation and Nominating Committees is independent as such term is defined by the Nasdaq Stock Market, LLC Marketplace Rules.


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

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - December 31, 2009 and 2008

         Consolidated Statements of Income - Years ended December 31, 2009 and 2008

         Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2009 and 2008

         Notes to Consolidated Financial Statements - December 31, 2009

         (a) (3) Listing of Exhibits:

Exhibit No.                               Description of Exhibit

         3.1      Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended March 31, 2009.

         3.2 Bylaws, as amended (incorporated by reference to exhibits to Registrant's Current Report on Form 8-K filed November 24, 2008.

         4.1 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

         4.2 Form of Certificate for Registrant's Series T Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

         4.3 Form of Certificate for Registrant's Series W Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

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

         10.7 Employment Agreement, dated September 2, 2008 between the Company and William B. West (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

         10.8 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

         10.9 Employment Agreement, dated September 2, 2008, between The Peoples National Bank and L. Andrew Westbrook, III (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

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

         10.17 Formal Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (incorporated by reference to Form 10-K for the year ended December 31, 2009).

         10.18 Letter Agreement, dated April 24, 2009, between Peoples Bancorporation, Inc., and the United States Department of the Treasury with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (incorporated by reference to Form 8-K filed April 28, 2009).

         21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

         23.      Consent of Elliott Davis, LLC

         31.1     Rule 13a-14(a) / 15d-14(a) Certifications

         31.2     Rule 13a-14(a) / 15d-14(a) Certifications

         32       Section 1350 Certifications

         99.1     Chief Executive  Officer Certification  pursuant  to 31 C.F.R.
                  Section 30.15

         99.2     Chief Financial  Officer Certification  pursuant  to 31 C.F.R.
                  Section 30.15

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Peoples Bancorporation, Inc.


Dated:  March 30, 2010                  By:  /s/ R. Riggie Ridgeway
                                             -----------------------------------
                                                 R. Riggie Ridgeway
                                                 Chief Executive Officer



Dated:  March 30, 2010                   By: /s/ Robert E. Dye, Jr.
                                             -----------------------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                        Title                       Date


/s/ Paul C. Aughtry, III                             Director                   March 30, 2010
--------------------------------------------
Paul C. Aughtry, III

/s/ Charles E. Dalton                                Director                   March 30, 2010
--------------------------------------------
Charles E. Dalton

/s/ Robert E. Dye, Jr.                               Senior Vice                March 30, 2010
--------------------------------------------
Robert E. Dye, Jr.                                   President, Secretary
                                                     and Director

/w/ W. Rutledge Galloway                             Director                   March 30, 2010
--------------------------------------------
W. Rutledge Galloway

                                                     Director                   March __, 2010
--------------------------------------------
R. David Land



/s/ E. Smyth McKissick, III                          Director                   March 30, 2010
--------------------------------------------
E. Smyth McKissick, III

/s/ Eugene W. Merritt, Jr.                           Director                   March 30, 2010
--------------------------------------------
Eugene W. Merritt, Jr.

/s/ George B. Nalley, Jr.                            Chairman and               March 30, 2010
--------------------------------------------
George B. Nalley, Jr.                                Director

                                                     Director                   March __, 2010
--------------------------------------------
G. Weston Nalley

/s/ Timothy J. Reed                                  Director                   March 30, 2010
--------------------------------------------
Timothy J. Reed

/s/ R. Riggie Ridgeway                               Chief Executive            March 30, 2010
--------------------------------------------
R. Riggie Ridgeway                                   Officer and
                                                     Director

/s/ William R. Rowan, III                            Director                   March 30, 2010
--------------------------------------------
William R. Rowan, III

/s/ D. Gray Suggs                                    Director                   March 30, 2010
--------------------------------------------
D. Gray Suggs

/s/ A. J. Thompson, Jr, M. D.                        Director                   March 30, 2010
--------------------------------------------
A. J. Thompson, Jr., M. D.

/s/ William B. West                                  Executive Vice             March 30, 2010
--------------------------------------------
William B. West                                      President, Treasurer
                                                     and Director

/s/ L. Andrew Westbrook, III                         President, Chief           March 30, 2010
--------------------------------------------
L. Andrew Westbrook, III                             Operating Officer,
                                                     and Director

                                  EXHIBIT INDEX

Exhibit No.                          Description of Exhibit

         3.1      Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to Registrant's Form 10-Q for the quarter ended March 31, 2009.

         3.2 Bylaws, as amended (incorporated by reference to exhibits to Registrant's Current Report on Form 8-K filed November 24, 2008.

         4.1 Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant's Registration Statement on Form S-4 (Number 33-46649)).

         4.2 Form of Certificate for Registrant's Series T Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

         4.3 Form of Certificate for Registrant's Series W Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

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

         10.7 Employment Agreement, dated September 2, 2008 between the Company and William B. West (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

         10.8 Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

         10.9 Employment Agreement, dated September 2, 2008, between The Peoples National Bank and L. Andrew Westbrook, III (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

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

         10.17 Formal Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (incorporated by reference to Form 10-K for the year ended December 31, 2009).

         10.18 Letter Agreement, dated April 24, 2009, between Peoples Bancorporation, Inc., and the United States Department of the Treasury with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (incorporated by reference to Form 8-K filed April 28, 2009).

         21. Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

         23.      Consent of Elliott Davis, LLC

         31.1     Rule 13a-14(a) / 15d-14(a) Certifications

         31.2     Rule 13a-14(a) / 15d-14(a) Certifications

         32       Section 1350 Certifications

         99.1     Chief Executive  Officer Certification  pursuant  to 31 C.F.R.
                  Section 30.15

         99.2     Chief Financial  Officer Certification  pursuant  to 31 C.F.R.
                  Section 30.15