Form 10-Q
period 2010-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2010-05-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended Commission file
                            March 31, 2010 000-20616

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

    Large accelerated filer [ ]                  Accelerated filer [ ]
    Non-accelerated filer [ ]                    Smaller reporting company [X]
    Do not check if a smaller reporting company)

               Indicate by check mark whether the registrant is a
                     shell company (as defined in Rule 12b-2
                              of the Exchange Act).

                             Yes [ ]    No [X]

  The number of outstanding shares of the issuer's $1.11 par value common stock as of May 7, 2010 was 7,003,003.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

         Peoples Bancorporation, Inc. and Subsidiaries
                  Consolidated Balance Sheets
    (Dollars in thousands except per share and share data)

                                                                                        March 31,        December 31,      March 31,
                                                                                           2010             2009             2009
                                                                                        Unaudited          Audited        Unaudited
                                                                                        ---------          -------        ---------
ASSETS
CASH AND DUE FROM BANKS .........................................................       $   8,562        $  11,862        $   4,075
INTEREST-BEARING DEPOSITS IN OTHER BANKS ........................................             476              420           24,945
FEDERAL FUNDS SOLD ..............................................................          18,586           14,592                -
                                                                                        ---------        ---------        ---------
     Total cash and cash equivalents ............................................          27,624           26,874           29,020
SECURITIES
     Trading assets .............................................................             152              128               58
     Available for sale .........................................................         103,119          103,227           94,227
     Held to maturity (market value of $8,029, $8,621
         and $12,110) ...........................................................           7,809            8,402           12,039
       Other investments, at cost ...............................................           4,456            4,456            3,856
LOANS-less allowance for loan losses of $8,665, $7,431 and $7,613 ...............         360,457          366,143          384,837
PREMISES AND EQUIPMENT, net of accumulated
     depreciation and amortization ..............................................          12,154           12,270           12,954
ACCRUED INTEREST RECEIVABLE .....................................................           2,272            2,371            2,592
ASSETS ACQUIRED IN SETTLEMENT OF LOANS ..........................................          12,596           11,490            4,921
CASH SURRENDER VALUE OF LIFE INSURANCE ..........................................          12,424           12,304           11,935
OTHER ASSETS ....................................................................           9,363            8,936            6,659
                                                                                        ---------        ---------        ---------
TOTAL ASSETS ....................................................................       $ 552,426        $ 556,601        $ 563,098
                                                                                        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
DEPOSITS
     Noninterest-bearing ........................................................       $  50,015        $  55,367        $  43,743
     Interest-bearing ...........................................................         429,958          429,629          411,430
                                                                                        ---------        ---------        ---------
         Total deposits .........................................................         479,973          484,996          455,173
SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS .................................................................          15,051           12,785           15,681
FEDERAL FUNDS PURCHASED .........................................................               -              399                -
FEDERAL HOME LOAN BANK ADVANCES .................................................               -                -           34,000
NOTES PAYABLE - OTHER ...........................................................               -                -           11,000
ACCRUED INTEREST PAYABLE ........................................................           2,025            2,049            2,928
OTHER LIABILITIES ...............................................................           2,112            1,929            2,007
                                                                                        ---------        ---------        ---------
         Total Liabilities ......................................................         499,161          502,158          520,789
                                                                                        ---------        ---------        ---------
SHAREHOLDERS' EQUITY
Preferred stock - 15,000,000 shares authorized
  Preferred stock Series T - $1,000 per share liquidation preference;
       issued and outstanding-12,660 shares at March 31, 2010 and
       December 31, 2009 and none at March 31, 2009. ............................          12,028           11,991                -
  Preferred stock Series W - $1,000 per share liquidation preference;
       Issued and outstanding - 633 shares at March 31, 2010 and
       December 31, 2009 and none at March 31, 2009 .............................             693              697                -
Common stock - 15,000,000 shares authorized, $1.11
     Par value per share, 7,003,003 shares, 7,003,003 shares
       and 7,070,139 shares outstanding, respectively ...........................           7,774            7,774            7,848
Additional paid-in capital ......................................................          41,666           41,658           41,767
Retained earnings (deficit) .....................................................         (11,007)          (9,702)          (9,006)
Accumulated other comprehensive income ..........................................           2,111            2,025            1,700
                                                                                        ---------        ---------        ---------
         Total Shareholders' Equity .............................................          53,265           54,443           42,309
                                                                                        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................       $ 552,426        $ 556,601        $ 563,098
                                                                                        =========        =========        =========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

     Peoples Bancorporation, Inc. and Subsidiaries
     Consolidated Statements of Income (Loss)
   (Dollars in thousands except per share data)

                                                                                                        (Unaudited)
                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                          ---------
                                                                                               2010                     2009
                                                                                               ----                     ----
 NTEREST INCOME
   Interest and fees on loans ...................................................         $          5,489          $          6,176
   Interest on securities
       Taxable ..................................................................                      864                       876
       Tax-exempt ...............................................................                      367                       385
   Interest on federal funds ....................................................                        8                         -
                                                                                          ----------------          ----------------
Total interest income ...........................................................                    6,728                     7,437
                                                                                          ----------------          ----------------
INTEREST EXPENSE
   Interest on deposits .........................................................                    1,970                     2,811
   Interest on federal funds purchased and securities
       sold under repurchase agreements .........................................                       20                        28
    Interest on Federal Home Loan Bank advances .................................                        -                        50
    Interest on notes payable - other ...........................................                        -                       143
                                                                                          ----------------          ----------------
Total interest expense ..........................................................                    1,990                     3,032
                                                                                          ----------------          ----------------
     Net interest income ........................................................                    4,738                     4,405

PROVISION FOR LOAN LOSSES .......................................................                    3,425                       705
                                                                                          ----------------          ----------------
Net interest income after provision for loan losses .............................                    1,313                     3,700
                                                                                          ----------------          ----------------
NON-INTEREST INCOME
   Service charges on deposit accounts ..........................................                      363                       401
   Customer service fees ........................................................                       40                        42
   Mortgage banking .............................................................                       85                       194
   Brokerage services ...........................................................                       53                        38
   Bank owned life insurance ....................................................                      136                       134
   Gain(loss) on sale of assets acquired in settlement of loans .................                       (5)                       49
   Other noninterest income .....................................................                      275                       178
                                                                                          ----------------          ----------------
           Total non-interest income ............................................                      947                     1,036
                                                                                          ----------------          ----------------
NON-INTEREST EXPENSES
   Salaries and benefits ........................................................                    2,061                     2,145
   Occupancy and equipment ......................................................                      511                       547
   Marketing and advertising ....................................................                       45                        31
   Communications ...............................................................                       63                        65
   Printing and supplies ........................................................                       37                        39
   Bank paid loan costs .........................................................                      345                       220
   ATM/Debit card expenses ......................................................                       60                        97
   Legal and professional fees ..................................................                      146                       151
   Director fees ................................................................                       94                        92
   Regulatory assessments .......................................................                      322                       250
   Other post employment benefits ...............................................                       88                        91
   Other operating expenses .....................................................                      373                       356
                                                                                          ----------------          ----------------
             Total non-interest expenses ........................................                    4,145                     4,084
                                                                                          ----------------          ----------------
   Income (loss) before income taxes ............................................                   (1,885)                      652
PROVISION (BENEFIT) FOR INCOME TAXES ............................................                     (785)                       94
                                                                                          ----------------          ----------------
   Net income (loss) ............................................................                   (1,100)                      558
                                                                                          ----------------          ----------------
Deductions to determine amounts available to common shareholders
   Dividends declared or accumulated on preferred stock .........................                      172                         -
   Net accretion of discount on preferred stock .................................                       33                         -
                                                                                          ----------------          ----------------
   Net income (loss) available to common shareholders ...........................         $         (1,305)         $            558
                                                                                          ================          ================
INCOME  (LOSS) PER COMMON SHARE:
   BASIC ........................................................................         $          (0.19)         $           0.08
                                                                                          ================          ================
   DILUTED ......................................................................         $          (0.19)         $           0.08
                                                                                          ================          ================
WEIGHTED AVERAGE COMMON SHARES:
   BASIC ........................................................................                7,003,003                 7,070,139
                                                                                          ================          ================
   DILUTED ......................................................................                7,003,003                 7,131,592
                                                                                          ================          ================
DIVIDENDS PAID PER COMMON SHARE .................................................         $              -           $             -
                                                                                          ================          ================
See Notes to Unaudited  Consolidated  Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
               For the three months ended March 31, 2010 and 2009
                             (Dollars in thousands)
                                   (Unaudited)


                              Preferred Stock   Preferred Stock                                           Accumulated
                                 Series T          Series W        Common Stock    Additional  Retained      Other       Total
                                 --------          --------        ------------      Paid-in   Earnings  Comprehensive Shareholders'
                              Shares  Amount   Shares  Amount    Shares   Amount     Capital   (Deficit)    Income       Equity
                              ------  ------   ------  ------    ------   ------     -------   ---------    ------       ------
Balance, December 31, 2008        -   $     -     -   $    -  7,070,139   $ 7,848  $ 41,752   $  (9,564)   $   1,476   $ 41,512
Net income ................       -         -     -        -          -         -         -         558            -        558
Other comprehensive
Income, net of tax:
Unrealized holding gains
  on securities available
  for sale, net income
   tax of $116 ............       -         -     -        -          -         -         -           -          224        224
                                                                                                                       --------
Comprehensive income ......                                                                                                 782
Stock-based compensation ..       -         -     -        -          -         -        15           -            -         15
Cumulative effect of post-
   retirement cost of life
   insurance ..............       -         -     -        -          -         -         -        (128)           -       (128)
                             ------   -------  ----   ------  ---------   -------  --------   ---------    ---------   --------
Balance, March 31, 2009 ...       -   $     -     -   $    -  7,070,139   $ 7,848  $ 41,767   $  (9,006)   $   1,700   $ 42,309
                             ======   =======   ===   ======  =========   =======  ========   =========    =========   ========

Balance, December 31, 2009   12,660   $11,991   633   $  697  7,003,003   $ 7,774  $ 41,658   $  (9,702)   $   2,025   $ 54,443
Net loss ..................       -         -     -        -          -         -         -      (1,100)           -     (1,100)
Other comprehensive
Income, net of tax:
Unrealized holding gains
  on securities available
  for sale, net income tax
   of $44 .................       -         -     -        -          -         -         -           -           86         86
                                                                                                                       --------
Comprehensive income (loss)       -         -     -        -          -         -         -           -            -     (1,014)
Issuance of preferred stock       -         -     -        -          -         -         -           -            -          -
Cash dividends on
   preferred stock ........       -         -     -        -          -         -         -        (172)           -       (172)
Accretion (amortization)
   of preferred stock .....       -        37     -       (4)         -         -         -         (33)           -          -
Stock-based compensation ..       -         -     -        -          -         -         8           -            -          8
                             ------   -------   ---   ------  ---------   -------  --------   ---------    ---------   --------
Balance, March 31, 2010 ...  12,660   $12,028   633   $  693  7,003,003   $ 7,774  $ 41,666   $ (11,007)   $   2,111   $ 53,265
                             ======   =======   ===   ======  =========   =======  ========   =========    =========   ========


See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  Peoples Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                              Three months Ended
                                                                                                                  March 31,
                                                                                                                  ---------

                                                                                                          2010               2009
                                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .........................................................................          $ (1,100)          $    558
   Adjustments to reconcile net income (loss) to net cash  provided by operating activities:
   Gain from trading assets ..................................................................               (24)               (11)
   (Gain) loss on sale of assets acquired in settlement of loans .............................                 5                (49)
   Provision for loan losses .................................................................             3,425                705
   Depreciation and amortization .............................................................               229                260
   Amortization and accretion (net) of premiums and
     discounts on securities .................................................................                74                  1
    Stock-based compensation .................................................................                 8                 15
   Decrease in accrued interest receivable ...................................................                99                 93
   (Increase) decrease in other assets .......................................................              (476)               458
   Increase (decrease) in accrued interest payable ...........................................               (24)               292
   Increase in other liabilities .............................................................               183                458
                                                                                                        --------           --------
     Net cash provided by operating activities ...............................................             2,399              2,780
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale ................................................            (7,153)            (2,022)
   Purchases of other investments ............................................................                 -                (61)
   Proceeds from principal pay-downs on securities available for sale ........................             5,315              2,893
   Proceeds from the maturities and calls of securities available for sale ...................             2,000              1,000
   Proceeds from the maturities and calls of securities held to maturity .....................               595                605
   Increase in cash surrender value of life insurance ........................................              (120)              (120)
   Proceeds from the sale of other real estate owned .........................................             1,792              2,746
   Net increase (decrease) in loans ..........................................................              (637)             1,713
   Purchase of premises and equipment ........................................................              (113)               (14)
                                                                                                        --------           --------
     Net cash provided by investing activities ...............................................             1,679              6,740
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits .......................................................            (5,023)             9,804
   Net increase (decrease) in securities sold under repurchase
     agreements ..............................................................................             2,266             (6,500)
   Net decrease in federal funds purchased ...................................................              (399)            (1,028)
   Net decrease in Federal Home Loan Bank advances ...........................................                 -               (600)
   Cash dividends paid on preferred stock ....................................................              (172)                 -
                                                                                                        --------           --------
     Net cash provided by (used in) financing activities .....................................            (3,328)             1,676
                                                                                                        --------           --------
     Net increase in cash and cash equivalents ...............................................               750             11,196
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            26,874             17,824
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................          $ 27,624           $ 29,020
                                                                                                        ========           ========

CASH PAID FOR
     Interest ................................................................................          $  2,015           $  2,740
                                                                                                        ========           ========
     Income taxes ............................................................................          $     41           $     22
                                                                                                        ========           ========
NON-CASH TRANSACTIONS
     Change in unrealized gain (loss) on available for sale securities, net of tax ...........          $     86           $    224
                                                                                                        ========           ========

     Loans transferred to other real estate ..................................................          $  2,899           $  2,239
                                                                                                        ========           ========

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

                  PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the account of Peoples Bancorporation, Inc (the "Company') and its wholly owned subsidiaries, The Peoples National Bank, Bank of Anderson, N. A., and Seneca National Bank (collectively referred to as the "Banks"). All significant intercompany balances and transactions have been eliminated. The Banks operate under individual national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency ("OCC"). The Company is subject to regulation by the Federal Reserve Board ("FRB").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 2009 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold. All have maturities of three months or less.


EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board ("FASB") Accounting Standards Codification. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented. Stock options on 154,868 shares of the Company's common stock are excluded from the computation of net loss per diluted share at March 31, 2010 because their inclusion would be anti-dilutive due to the net loss in that period.

                                                          Three Months Ended
                                                              March 31,
                                                         2010           2009
                                                         ----           ----
Net (loss) income available to common
  shareholders (in thousands) ................     $     (1,305)     $       558
                                                   ============      ===========

Weighted average shares outstanding:
Basic ........................................        7,003,003        7,070,139
Effect of dilutive securities:
     Stock options ...........................                -           61,453
                                                   ------------      -----------
Diluted ......................................        7,003,003        7,131,592
                                                   ============      ===========

Income (loss) per common share:
Basic ........................................     $      (0.19)     $      0.08
                                                   ============      ===========
Diluted ......................................     $      (0.19)     $      0.08
                                                   ============      ===========

INVESTMENT SECURITIES

         At the time of purchase of a security, the Company designates the security as available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Company has the positive intent and ability to hold such securities to maturity. Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income as a separate component of stockholders' equity until realized. Interest earned on investment securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold. Trading securities are carried at market value.

         Securities are summarized as follows as of March 31, 2010 (tabular amounts in thousands):


                                                                                                Unrealized holding
                                                                            Amortized           ------------------           Fair
                                                                              Cost            Gains           Losses         value
                                                                              ----            -----           ------         -----
TRADING ASSETS:
EQUITY SECURITIES ..................................................        $    152        $      -        $      -        $    152
                                                                            ========        ========        ========        ========
SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
     SECURITIES
     Maturing after five years but within 10 years .................        $  4,801        $    338        $      -        $  5,139
                                                                            --------        --------        --------        --------

MORTGAGE BACKED SECURITIES
     Maturing within one year ......................................           1,097              30               -           1,127
     Maturing after one year but within five years .................          50,557           2,132              13          52,676
     Maturing after five years but within ten years ................          10,368             130              81          10,417
     Maturing after ten years ......................................           3,552             133               -           3,685
                                                                            --------        --------        --------        --------
                                                                              65,574           2,425              94          67,905
                                                                            --------        --------        --------        --------
OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing after one year but within five years .................             457              38               -             495
     Maturing after five years but within ten years ................           5,426             171               6           5,591
     Maturing after ten years ......................................          23,059             458              98          23,419
                                                                            --------        --------        --------        --------
                                                                              28,942             667             104          29,505
                                                                            --------        --------        --------        --------
OTHER SECURITIES
     Maturing after ten years ......................................             603               -              33             570
                                                                            --------        --------        --------        --------

         Total securities available for sale .......................        $ 99,920        $  3,430        $    231        $103,119
                                                                            ========        ========        ========        ========

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS
     Maturing within one year ......................................        $    377        $      8        $      -        $    385
     Maturing after one but within five years ......................           2,942             117               -           3,059
     Maturing after five years but within ten years ................           3,056              58               -           3,114
     Maturing after ten years ......................................           1,434              37               -           1,471
                                                                            --------        --------        --------        --------
         Total securities held to maturity .........................        $  7,809        $    220        $      -        $  8,029
                                                                            ========        ========        ========        ========

      The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

Securities Available for Sale (tabular amounts in thousands):

                                                         Less than 12 Months          12 Months or More              Total
                                                         -------------------          -----------------              -----
                                                         Fair       Unrealized      Fair        Unrealized      Fair      Unrealized
                                                         Value       Losses         Value         Losses        Value       Losses
                                                         -----       ------         -----         ------        -----       ------
Mortgage backed securities .....................       $ 9,237       $    94       $     -       $     -       $ 9,237       $    94
Other securities ...............................             -             -           481            33           481            33
State and political subdivisions ...............         4,796           104             -             -         4,796           104
                                                       -------       -------       -------       -------       -------       -------
Total ..........................................       $14,033       $   198       $   481       $    33       $14,514       $   231
                                                       =======       =======       =======       =======       =======       =======

One individual security available for sale was in a continuous loss position for twelve months or more.

      The Company has the ability and intent to hold this security until such time as the value recovers or the security matures. The Company believes, based on industry analyst reports and credit rating, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer, and therefore, this loss is not considered other-than-temporary. The category "other securities" above is comprised of mortgage-backed securities and corporate debt securities.

STOCK-BASED COMPENSATION

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No option grants were issued through the first three months of 2010.

         At March 31, 2010, an aggregate of 361,150 shares were reserved for issuance on exercise of options. The following is a summary of the status of the Company's plans as of March 31, 2010 and changes during the three months ended March 31, 2010.

                                                                                           Weighted       Weighted
                                                                                            Average        Average        Aggregate
                                                                                           Exercise      Contractual       Intrinsic
                                                                        Shares               Price       Term (Years)       Value
                                                                        ------               -----       ------------       -----
Outstanding, December 31, 2009 ..............................           154,868           $    9.86
Granted .....................................................                 -                   -
Exercised ...................................................                 -                   -
Forfeited ...................................................                 -                   -
                                                                        -------
Outstanding, March 31, 2010 .................................           154,868           $    9.86           6.23        $     -
                                                                        =======

Options exercisable, March 31, 2010 .........................           132,851           $   10.27           6.23        $     -
                                                                        =======

         As of March 31, 2010, we recognized compensation cost of approximately $8,000 related to unvested stock options.

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

         Assets and liabilities measured at fair value are as follows as of March 31, 2010 (tabular amounts in thousands):

                                                     Quoted market price
                                                      in active markets          Significant           Significant
                                                        for identical               other              unobservable
                                                      assets/liabilities      observable inputs           inputs
                                                          (Level 1)               (Level 2)             (Level 3)          Total
                                                          ---------               ---------             ---------          -----
Recurring Basis:
Available for sale investment securities:
  Government Sponsored Securities ..............         $      -                  $  5,139              $      -         $  5,139
  Mortgage Backed Securities ...................                -                    67,905                     -           67,905
  Obligations of States and
    Political Subdivisions .....................                -                    29,505                     -           29,505
  Other Securities .............................                -                       570                     -              570
Trading Assets .................................              152                         -                     -              152
                                                         --------                  --------              --------         --------
Total ..........................................         $    152                  $103,119              $      -         $103,271
                                                         ========                  ========              ========         ========

                                                         Quoted market price
                                                          in active markets          Significant           Significant
                                                            for identical               other              unobservable
                                                          assets/liabilities      observable inputs           inputs
                                                              (Level 1)               (Level 2)             (Level 3)          Total
                                                              ---------               ---------             ---------          -----
Nonrecurring Basis:
Impaired loans .....................................       $           -        $      16,496        $         -      $      16,496
Other real estate owned ............................                   -               12,596                  -             12,596
                                                           -------------        -------------        -----------      -------------
Total ..............................................       $           -        $      29,092        $         -      $      29,092
                                                           =============        =============        ===========      =============

         Assets and liabilities measured at fair value are as follows as of December 31, 2009 (tabular amounts in thousands):

                                                     Quoted market price
                                                      in active markets          Significant           Significant
                                                        for identical               other              unobservable
                                                      assets/liabilities      observable inputs           inputs
                                                          (Level 1)               (Level 2)             (Level 3)           Total
                                                          ---------               ---------             ---------           -----
Recurring Basis:
Available for sale investment securities:
  Government Sponsored Securities ....................     $      -             $  7,132                $      -          $  7,132
  Mortgage Backed Securities .........................            -               66,132                       -            66,132
  Obligations of States and
    Political Subdivisions ...........................            -               29,398                       -            29,398
  Other Securities ...................................            -                  565                       -               565
Trading Assets .......................................          128                    -                       -               128
                                                           --------             --------                --------          --------
Total ................................................          128             $103,227                $      -          $103,355
                                                           ========             ========                ========          ========


Nonrecurring Basis:
Impaired loans .......................................     $      -             $ 14,746                $      -          $ 14,746
Other real estate owned ..............................            -               11,490                       -            11,490
                                                           --------             --------                --------          --------
Total ................................................     $      -             $ 26,236                $      -          $ 26,236
                                                           ========             ========                ========          ========

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

         Impaired loans - Impaired loans are loans that are measured for impairment using the practical methods permitted by the FASB Accounting Standards Codification. Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

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

         The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

                                                                                   March 31,                      December 31,
                                                                                     2010                             2009
                                                                                     ----                             ----
                                                                          Carrying          Fair            Carrying          Fair
                                                                           amount           value            amount           value
                                                                           ------           -----            ------           -----
Financial assets:
     Cash and due from banks ...................................         $  8,562         $  8,562         $ 11,862         $ 11,862
     Interest-bearing deposits in other banks ..................              476              476              420              420
     Federal funds sold ........................................           18,586           18,586           14,592           14,592
     Trading assets ............................................              152              152              128              128
     Securities available for sale .............................          103,119          103,119          103,227          103,227
     Securities held to maturity ...............................            7,809            8,029            8,402            8,621
     Other investments .........................................            4,456            4,456            4,456            4,456
     Loans (gross) .............................................          369,122          364,587          373,574          370,420
     Cash surrender value life insurance .......................           12,424           12,424           12,304           12,304

                                                                                   March 31,                      December 31,
                                                                                     2010                             2009
                                                                                     ----                             ----
                                                                          Carrying          Fair            Carrying          Fair
                                                                           amount           value            amount           value
                                                                           ------           -----            ------           -----
Financial liabilities:
     Deposits ..................................................         $479,973         $474,830         $484,996         $477,788
     Securities sold under repurchase agreements ...............           15,051           15,051           12,785           12,785
     Federal funds purchased ...................................                -                -              399              399

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2010, compensation guidance was updated to reflect the Securities and Exchange Commission's (the "SEC") views of when escrowed share arrangements are considered to be compensatory. Historically the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities. The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company's financial statements.

         In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

         Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company's financial statements.

         Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June

2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effective on the Company's financial statements.

         In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

         In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.

MANAGEMENT'S OPINION

         The accompanying unaudited consolidated financial statements of Peoples Bancorporation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q according to guidelines set forth by the SEC. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2009 Annual Report on Form 10-K. Results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be attained for any other period.

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

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "outlook," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors about the safety of their deposits;
          o    ability to weather the current economic downturn;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in the requirements of regulatory agencies;
          o    changes in accounting policies, rules and practices;
          o cost and difficulty of implementing changes in technology or products;
          o    loss of consumer or investor confidence;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the SEC under the Securities Exchange Act of 1934.

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

Critical Accounting Policies

         Peoples Bancorporation, Inc. (the "Company") has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of the Company's 2009 Annual Report on Form 10-K.

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

         Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. Many of the Company's estimates also rely heavily on real estate appraisals by third parties which are themselves estimates. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the "Provision and Allowance for Loan Losses, Loan Loss Experience" section in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2009 Annual Report on Form 10-K and the "Balance Sheet Review--Allowance for Loan Losses" and "Earnings Performance--Provision for Loan Losses" sections of this report on Form 10-Q for a detailed description of the Company's estimation process and methodology related to the Allowance.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

         The Company's consolidated operations for the three months ended March 31, 2010 resulted in a net loss of $1,100,000 compared to net income of $558,000 for the three months ended March 31, 2009. After deducting for dividends on preferred stock and net accretion of preferred stock, the three-month period ended March 31, 2010 resulted in a net loss available to common shareholders of $1,305,000 or $0.19 per diluted share compared to net income of $558,000 or $0.08 per diluted share for the first quarter of 2009, a decrease of $1,863,000 or $0.27 per diluted share. The return on average common equity, which is annualized net income (or loss) available to common shareholders as a percentage of average total common equity, for the three months ended March 31, 2010 was (12.72)%, compared to 4.10% for the three months ended March 31, 2009. Return on average assets, which is annualized net income (or loss) divided by average assets, for the three months ended March 31, 2010 was (3.16)%, compared to 0.31% for the three months ended March 31, 2009.

Interest Income, Interest Expense and Net Interest Income

         The largest component of the Company's revenue is interest income. Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $333,000, or 7.6%, to $4,738,000 for the quarter ended March 31, 2010 compared to $4,405,000 for the quarter ended March 31, 2009. The Company's net interest margin for the three months ended March 31, 2010 was 3.65%, compared to 3.49% for the quarter ended March 31, 2009.

         The Company's total interest income for the first quarter of 2010 was $6,728,000 compared to $7,437,000 for the first quarter of 2009, a decrease of $709,000, or 9.5%. Interest and fees on loans, the largest component of total interest income, decreased by $687,000 in the first quarter of 2010 to $5,489,000 from $6,176,000 for the first quarter of 2009, a decrease of 11.1%. The decrease in interest and fees on loans for the three-month period was due to lower market interest rates, an increase in foregone interest income on non-accrual loans and lower average loan balances. Interest on taxable securities, the second largest component of total interest income, decreased by $12,000 or 1.4% to $864,000 in the first quarter of 2010 compared to $876,000 for the first quarter of 2009. Interest on tax-exempt securities decreased by $18,000 or 4.7% to $367,000 in the first quarter of 2010 compared to $385,000 for the first quarter of 2009. Interest on federal funds sold was $8,000 in the first quarter of 2010 compared to $0 for the first quarter of 2009.

         The Company's total interest expense for the first quarter of 2010 was $1,990,000 compared to $3,032,000 for the first quarter of 2009, a decrease of $1,042,000, or 34.4%. Interest expense on deposits, the largest component of total interest expense, decreased by $841,000 in the first quarter of 2010 to $1,970,000 compared to $2,811,000 for the first quarter of 2009, a decrease of 29.9%. The decrease in interest expense on deposits for the three-month period is attributable to lower interest rates, and partially offset by higher average balances. Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $8,000 or 28.6% to $20,000 in the first quarter of 2010 compared to

$28,000 for the first quarter of 2009. The decrease in interest on federal funds purchased and securities sold under repurchase agreements is attributable to lower average balances. Interest on advances from Federal Home Loan Bank was $50,000 for the first quarter of 2009 compared to no expense during the same period of 2010, as the Company had no Federal Home Loan Bank borrowings during the first quarter of 2010. Interest on notes payable-other was $143,000 in the first three months of 2009 compared to zero expense during the same period of 2010. This expense is associated with the line of credit that was drawn by the Company during the fourth quarter of 2008, and subsequently repaid during the second quarter of 2009 with a portion of the proceeds of the sale of preferred stock to the U. S. Treasury.

Provision for Loan Losses

         The provision for loan losses charged to operations during the three months ended March 31, 2010 was $3,425,000 compared to $705,000 for the three months ended March 31, 2009, an increase of $2,720,000 or 385.8%. The changes in the Company's provision for loan losses for the first quarter of 2010 are based on management's evaluation of the Company's overall credit quality and its estimate of loan losses inherent in the loan portfolio. See "BALANCE SHEET REVIEW - Allowance for Loan Losses."

Non-interest Income

         Non-interest income decreased $89,000 or 8.6% to $947,000 for the first quarter of 2010 compared to $1,036,000 for the first quarter of 2009. Service fees on deposits, the largest component of non-interest income decreased $38,000 or 9.5% to $363,000 for the first quarter of 2010 compared to $401,000 for the first quarter of 2009, as a result of customers managing their deposit accounts more carefully.

         Mortgage banking fees decreased from $194,000 in the first quarter of 2009 to $85,000 in the first quarter of 2010, a decrease of $109,000 or 56.2%. The drop in mortgage banking income is due to reduced levels of residential mortgage loan originations at the Banks. Bank owned life insurance income increased $2,000 or 1.5% in the first quarter of 2010 to $136,000 compared to $134,000 for the first quarter of 2009, representing slightly higher growth rates on the cash-surrender values of these policies. Brokerage service income increased from $38,000 in the first quarter of 2009 to $53,000 in the first quarter of 2010, an increase of $15,000 or 39.5% due to higher commissions from both the volume and mix of products.

         There was a net gain of $49,000 in the first quarter of 2009 on the sale of assets acquired in settlement of loans compared to a loss of $5,000 for the same period in 2010. The Company sold $2,899,000 of other real estate during the first quarter of 2010 compared to $2,238,803 during the same period of 2009. Customer service fees decreased $2,000 or 4.8% to $40,000 in the first quarter of 2010 compared to $42,000 for the first quarter of 2009. Other non-interest income increased $97,000 or 54.5% from $178,000 during the first quarter of 2009 to $275,000 for the first quarter of 2010, attributable to the impact of a $160,000 write-down due to impairment of stock in Silverton Bank during the first quarter of 2009. Interchange income on debit cards increased $28,000 or 20.1% to $167,000 in the first quarter of 2010 compared to $139,000 in the first quarter of 2009.

         There were no gains realized on the sale of securities available for sale during the first quarter of 2010 or 2009.

Non-interest Expense

         Total non-interest expense increased $61,000 or 1.5% to $4,145,000 for the first quarter of 2010 from $4,084,000 for the first quarter of 2009. Salaries and benefits, the largest component of non-interest expense, decreased $84,000, or 3.9%, to $2,061,000 for the first quarter of 2010 from $2,145,000 for the first quarter of 2009.

         Occupancy and furniture and equipment expenses decreased $36,000 or 6.6% to $511,000 in the first quarter of 2010 compared to $547,000 in the first quarter of 2009. Communication expense decreased $2,000 or 3.1% from $65,000 in the first quarter of 2009 to $63,000 during the first quarter of 2010. Printing and supplies decreased $2,000 or 5.1% from $39,000 for the first quarter of 2009 to $37,000 for the first quarter of 2010. These decreases were the result of continued efforts by management to limit and reduce expenses in response to weakened economic conditions.

         Bank paid loan costs increased $125,000 or 56.8% to $345,000 in the first quarter of 2010 compared to $220,000 in the first quarter 2009. Of the $345,000 expense incurred in the first three months of 2010, $300,000 is associated with the repossession, write-down and maintenance of collateral on defaulted real estate loans, compared to $156,000 during the same period of 2009.

         Marketing and advertising expense increased $14,000 or 45.2% from $31,000 in the first quarter of 2009 to $45,000 during the first quarter of 2010. This increase is attributable to a higher level of marketing activity at the Banks, although marketing activity was still somewhat restricted by the weak economy. Legal and professional expenses decreased $5,000 or 3.3% to $146,000 for the first quarter of 2010 compared to $151,000 for the first quarter of 2009.

         Regulatory assessments increased $72,000 or 28.8% from $250,000 for the first quarter of 2009 to $322,000 for the first quarter of 2010. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") by the Company's three Banks.

         All other operating expenses were $373,000 in the first quarter of 2010 compared to $356,000 for the first quarter of 2009, an increase of $17,000 or 4.8%.

Income Taxes

         Income taxes amounted to a $785,000 tax benefit for the first quarter of 2010 compared to a $94,000 expense for the first quarter of 2009. The decrease in income taxes is attributable to the net pre-tax loss during the first quarter of 2010 compared to positive pre-tax income for the first quarter of 2009. The provision for income taxes is an estimate, and management considers several factors in making this estimate, including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

         Outstanding loans represent the largest component of earning assets at 73.8% of total earning assets. As of March 31, 2010, the Company held total gross loans outstanding of $369,122,000, a decrease of $4,452,000 or 1.2% from $373,574,000 in total gross loans outstanding at December 31, 2009, and a decrease of $23,328,000 or 5.9% from $392,450,000 in total gross loans outstanding at March 31, 2009. The decrease in outstanding loans comes primarily as the result of lower loan demand from creditworthy borrowers at the Company's three banks subsidiaries, with some decrease resulting from a number of loans that were charged-off or converted into other real estate owned through foreclosures or deeds in lieu of foreclosure.

Loan Portfolio Composition                                                             March 31,         December 31,      March 31,
(Dollars in thousands)                                                                  2010                2009             2009
                                                                                        ----                ----             ----
                                                                                    (Unaudited)          (Audited)       (Unaudited)
Commercial  and  industrial  - not  secured  by  real estate ..............           $ 40,371           $ 39,981           $ 42,052
Commercial and industrial - secured by real estate ........................            121,864            120,102            112,291
Residential real estate - mortgage ........................................            128,093            126,544            129,632
Residential real estate - construction ....................................             65,028             72,668             93,943
Consumer loans ............................................................             13,766             14,279             14,532
                                                                                      --------           --------           --------
     Gross loans ..........................................................           $369,122           $373,574           $392,450
                                                                                      ========           ========           ========

         The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company's loans for the three months ended March 31, 2010 was 5.91%, compared to 6.22% for the three months ended March 31, 2009. The Federal Reserve continues to keep the federal funds target rate near zero for an "extended period" of time. A large portion of the Company's adjustable-rate loans, which constitute approximately 34.4% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

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

         The Company's commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank's legal lending limits and which are potential deposit customers of the Banks. This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company's commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At March 31, 2010, approximately $1,961,000, or 4.85%, of commercial loans-not secured by real estate were unsecured.

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

Allowance for Loan Losses

         Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. As we have witnessed, in times of local economic slowdown, the credit risk inherent in the Company's loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors based upon economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan losses include, but are not limited to, estimated probable incurred losses from loan and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, composition, delinquencies and non-accruals. The allowance for loan losses is established to absorb probable loan losses. Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results, external review results and changes in the size and character of the loan portfolio. Despite such a review, the level of the allowance for loan and lease losses remains an estimate, cannot be precisely determined and may be subject to change from quarter to quarter. Based on current economic conditions, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable losses inherent in the portfolio.

         Commercial loans are assigned credit risk ranking using a scale of ten grades with allocations for probable losses made for pools of similar risk-graded loans. Risk levels in the pass category are covered by one of the following numerical grades: 1, 2, 3a, 3b, 3c, or 3d. Loans with a "4" risk grade have potential weaknesses and are watched carefully by management and are called "Other Loans Especially Mentioned" or OLEM. Loans with signs of credit deterioration generally are in grades 5 through 7 and are termed "classified" loans in accordance with guidelines established by the Banks' regulators. These classified loans are either included in pool calculations or analyzed individually due to higher risk characteristics. A loan is considered "impaired" when, based upon current information and events, the probability is high that both the principal and interest due under the original contractual terms will not be collected in full. The Company measures impairment of collateral-dependent loans based on the fair value of the collateral less estimated costs to sell. Allocations for loans which are performing satisfactorily, generally in grades 1 through 3d, are based on historic experience for other performing loans, as well as environmental pressures on the different loan types and are assigned allocation factors representing risk levels.

         It is the present intent of management to continue to monitor the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed. In addition, the Banks' regulatory agency, as an integral part of its examination process, and the Banks' independent accountants closely review the allowance for loan and lease losses. Either of these entities may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their reviews.

         The allowance for loan losses at March 31, 2010 was $8,665,000, or 2.35% of loans outstanding, compared to $7,431,000, or 1.99% of loans outstanding, at December 31, 2009, and to $7,613,000, or 1.94% of loans outstanding, at March 31, 2009. At March 31, 2010 the Company had $16,496,000 in non-accruing loans, $120,000 in loans more than ninety days past due and still accruing interest and $12,596,000 in other real estate owned. This compares to $14,881,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $11,490,000 in other real estate owned at December 31, 2009. At March 31, 2009 the Company had $14,056,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest and $4,921,000 in other real estate owned. The increase in non-accruing loans from March 31, 2009 to March 31, 2010 is due to the overall downturn in the economy. The non-performing loans are primarily secured by residential real estate consisting of 1-to-4 family homes and development lots. The Company's non-performing loans at March 31, 2010 consisted of $15,586,000 in mortgage loans, $1,017,000 in commercial loans, and $13,000 in consumer loans. Non-performing assets as a percentage of loans and other real estate were 7.65%, 6.85% and 4.78% at March 31, 2010, December 31, 2009 and March 31, 2009,
respectively.

         Net charge-offs during the three months ended March 31, 2010 were $2,192,000 compared to net charge-offs of $6,744,000 for the year ended December 31, 2009 and net charge-offs of $2,309,000 for the three months ended March 31, 2009. The allowance for loan losses as a percentage of non-performing loans was 52%, 50%, and 54% as of March 31, 2010, December 31, 2009, and March 31, 2009,
respectively.

         Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at March 31, 2010. In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio. The allowance for loan losses uses the Company's procedures and methods which include the following risk factors, though they are not intended to be an all inclusive list of the risks that could ultimately determine the adequacy of the allowance:

          - The impact of changes in the international, national, regional and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including those within our geographic market.
          - The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans or businesses.
          -    Changes in the nature and volume in our loan portfolio.
          -    The impact of changes in the  experience,  ability,  and depth of the Company's lending management and other relevant staff.
          -    Changes   in   the   value   of   underlying    collateral    for
               collateral-dependent loans.
          - The impact of changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.

          -    Changes in the quality of the Company's loan review system.

         Generally accepted accounting principles, which the Company is required to follow, do not permit the Company to set aside a reserve for loan losses simply based on an unsupported assumption or belief that it is so large that it could not fail to exceed future loan losses.

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

         The local economy continues to struggle. The housing market, including construction and development projects, has demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. The Company continues to diligently assess its risk, particularly in the real estate market. The Company's special assets department has been proactive in foreclosure actions and sales in 2010 and 2009. These actions should start to decrease the Company's non-performing assets levels in future periods.

Securities

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities. The Company had $152,000 in trading assets at March 31, 2010, compared to $128,000 at December 31, 2009 and $58,000 in trading assets at March 31, 2009. The
Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest-rate sensitivity goals, to secure public deposits, and to generate income. At March 31, 2010 securities totaled $115,536,000, which represented 22.9% of total earning assets. Total securities decreased $677,000 or 0.6% from $116,213,000 invested as of December 31, 2009 and increased $5,356,000 or 4.9% from $110,180,000 invested as of March 31, 2009. The size of the Company's investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

         At March 31, 2010 the Company's total investments classified as available for sale had an amortized cost of $99,920,000 and a market value of
$103,119,000 for a net unrealized gain of $3,199,000. This compares to an amortized cost of $100,159,000 and a market value of $103,227,000 for an unrealized gain of $3,068,000 on the Company's investments classified as available for sale at December 31, 2009. At March 31, 2009 the Company's total investments classified as available for sale had an amortized cost of
$91,652,000 and a market value of $94,227,000 for an unrealized gain of $2,575,000. Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio. In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

         Securities with carrying amounts of $32,657,000 at March 31, 2010 were pledged to secure public deposits and for other purposes required or permitted by law.

Cash Surrender Value of Life Insurance

         The Company's cash surrender value of life insurance was $12,424,000 at March 31, 2010, an increase of $120,000, or 1.0%, from the $12,304,000 held at
December 31, 2009 and an increase of $489,000, or 4.1%, from the $11,935,000 held at March 31, 2009. The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets. Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

         The Company's cash and cash equivalents increased $750,000, or 2.8%, to $27,624,000 at March 31, 2010 from $26,874,000 at December 31, 2009, and decreased  $1,396,000,  or  4.8%,  from  $29,020,000  at  March  31,  2009.  The substantial swings in the level of cash and cash equivalents are due to normal fluctuations in the Banks' needs and sources for immediate and short-term liquidity.

Deposits

         The Banks' primary source of funds for loans and investments is their deposits. Total deposits decreased $5,023,000, or 1.0%, to $479,973,000 at March 31, 2010 from $484,996,000 at December 31, 2009 and increased $24,800,000, or
5.5%, from $455,173,000 at March 31, 2009. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

         During the three months ended March 31, 2010, interest-bearing deposits averaged $429,879,000 compared to $399,509,000 for the same period of 2009. From time to time the Banks solicit certificates of deposit from various sources through brokers. This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2010, brokered deposits totaled $46,797,000, compared to $59,565,000 and $75,943,000 in brokered deposits at December 31, 2009 and March 31, 2009. At March 31, 2010, of the total brokered deposits $24,489,000 was acquired through the Certificate of Deposit Account Registry Service ("CDARS"), compared with $34,517,000 at December 31, 2009 and $30,395,000 at March 31, 2009. The Company considers brokered funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

         The average interest rate paid on interest-bearing deposits was 1.83% during the three months ended March 31, 2010 compared to 2.81% for the same period of 2009 and 2.43% for the twelve months ended December 31, 2009. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. At March 31, 2010, interest-bearing deposits comprised 89.6% of total deposits compared to 88.6% at December 31, 2009 and 90.4% at March 31, 2009.

         The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 75% at March 31, 2010, 78% at December 31, 2009 and 76% at March 31, 2009. Time deposits of $100,000 or more represented 25.3% of total deposits at March 31, 2010, 26.0% at December 31, 2009 and 24.5% at March 31, 2009. The Company's larger denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

         The Company's borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, short-term advances from the Federal Home Loan Bank ("FHLB") and a line of credit from a correspondent bank. At March 31, 2010 borrowings totaled $15,051,000 and were comprised solely of securities sold under repurchase agreements. At December 31, 2009 borrowings totaled $13,184,000 and were comprised of $399,000 in federal funds purchased, and $12,785,000 in securities sold under repurchase agreements. At March 31, 2009 borrowings totaled $60,681,000 and were comprised of $34,000,000 in short-term advances from the FHLB and $15,681,000 in securities sold under repurchase agreements and $11,000,000 on a line of credit from a correspondent bank. Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts. The Company's primary liquidity sources include cash and due from banks, federal funds sold, securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions. The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2010, The Peoples National Bank had total borrowing capacity from the FHLB equal to $70,040,000, all of which was unused. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $26,400,000, all of which was unused at March 31, 2010. Seneca National Bank had established secured lines of credit with the FHLB at March 31, 2010 of $11,110,000, all of which was unused. At March 31, 2010, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $22,000,000.

         Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside those of its subsidiaries, and requires funds to pay limited operating expenses and dividends. The parent company's liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

         During the first three months half of 2010, the Company made capital expenditures of approximately $113,000 related primarily to new information technology equipment and upgrades, office equipment and building upgrades at two of our Bank locations. The Company also makes other capital expenditures in the normal course of business.

         Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company's liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time. At March 31, 2010, the Banks had issued commitments to extend credit of $71,122,000 through various types of arrangements. The commitments generally expire within one year. Past experience indicates that many of these commitments to extend credit will expire not fully used. As described under "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

         In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2,396,000 at March 31, 2010. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise. Various types of collateral secure most of the standby letters of credit. The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

         Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY AND RESOURCES

         The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

The Company and the Banks are required to maintain certain capital ratios by federal banking regulators. The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2010:


                                 CAPITAL RATIOS
                             (Dollars in thousands)

                                                                         Well                  Adequately
                                                                     Capitalized              Capitalized
                                               Actual                Requirement              Requirement
                                               ------                -----------              -----------
                                          Amount    Ratio          Amount     Ratio       Amount         Ratio
                                          ------    -----          ------     -----       ------         -----
Company:
Total Risk-based Capital             $    52,505    13.37%           N/A      N/A     $   31,417         8.00%
Tier 1 Risk-based Capital                 47,554    12.11            N/A      N/A         15,707         4.00
Leverage Ratio                            47,554     8.66            N/A      N/A         21,965         4.00

The Peoples National Bank:
Total Risk-based Capital             $    30,831    12.32%    $   25,025    10.00%    $   20,020         8.00%
Tier 1 Risk-based Capital                 27,667    11.06         15,009     6.00         10,006         4.00
Leverage Ratio                            27,667     8.23         16,809     5.00         13,447         4.00

Bank of Anderson, N. A.(1):
Total Risk-based Capital             $    13,353    15.31%            (1)      (1)    $  10,466(1)      12.00%(1)
Tier 1 Risk-based Capital                 12,258    14.05             (1)      (1)        8,725(1)      10.00(1)
Leverage Ratio                            12,258     9.34             (1)      (1)       10,499(1)       8.00(1)

Seneca National Bank:
Total Risk-based Capital             $     6,805    12.37%    $    5,501    10.00%    $    4,401         8.00%
Tier 1 Risk-based Capital                  6,113    11.11          3,301     6.00          2,201         4.00
Leverage Ratio                             6,113     8.09          3,778     5.00          3,022         4.00


(1) The OCC has established individual minimum capital ratios for Bank of Anderson pursuant to 12 C.F.R. Section 3.10. These minimum requirements exceed the regulatory requirements to be well capitalized, and, therefore, the well capitalized requirements are not shown.

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

         Each  of  the  Banks  has  established  an  Asset/Liability  Management
Committee. These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model. A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management's opinion, the best indicator of a company's true sensitivity position. Accordingly, the Banks also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Bank's short-term interest-rate risk. According to the model, as of March 31, 2010 the Company was positioned so that net interest income would increase $687,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period.
Conversely, net interest income would decline $254,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period. Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

         Additionally, each of the Banks measures anticipated changes in its theoretical economic value of equity in order to ascertain its long-term interest-rate risk. This is done by calculating the difference between the theoretical market value of the Bank's assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

         It is the responsibility of the Asset/Liability Committees to establish parameters for various interest risk measures, to set strategies to control interest-rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving their objectives.

Item 4.           CONTROLS AND PROCEDURES

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


                                           PEOPLES BANCORPORATION, INC.


Dated:  May 14, 2010                       By:    /s/ R. Riggie Ridgeway
                                                ------------------------
                                                  R. Riggie Ridgeway
                                                  Chief Executive Officer


Dated:  May 14, 2010                       By:   /s/ Robert E. Dye, Jr.
                                               ------------------------
                                                  Robert E. Dye, Jr.
                                                  Senior Vice President and CFO
                                                  (principal financial officer)

                                  Exhibit Index

Exhibit No.               Description of Exhibit

    31.1        Rule 13a-14(a) / 15d-14(a) Certifications
    31.2        Rule 13a-14(a) / 15d-14(a) Certifications
    32          Section 1350 Certifications