Form 10-Q
period 2010-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2010-08-13
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission file
June 30, 2010                                                                 000-20616

PEOPLES BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

     South Carolina                            57-09581843
(State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)              Identification No.)

1818 East Main Street, Easley, South Carolina            29640
           (Address of principal executive offices)              (Zip Code)

Registrant’s telephone number:   (864) 859-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ___X___                  No _______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ]  (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]                             Accelerated filer [   ]
Non-accelerated filer [   ]                        Smaller reporting company [X]
               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes  ______                  No ___X___

The number of outstanding shares of the issuer’s $1.11 par value common stock as of August 6, 2010 was 7,003,063.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets (Dollars in thousands except per share and share data)

	June 30, 2010	December 31, 2009	June 30, 2009
	Unaudited	Audited	Unaudited
ASSETS
CASH AND DUE FROM BANKS	$9,020	$11,862	$11,637
INTEREST-BEARING DEPOSITS IN OTHER BANKS	93	420	17
FEDERAL FUNDS SOLD	6,011	14,592	3,797
Total cash and cash equivalents	15,124	26,874	15,451
SECURITIES
Trading assets	40	128	146
Available for sale	108,667	103,227	93,535
Held to maturity (market value of $8,017, $8,621
and $9,791)	7,812	8,402	9,697
Other investments, at cost	4,456	4,456	4,075
LOANS-less allowance for loan losses of $8,496, $7,431 and $7,809	352,388	366,143	382,147
PREMISES AND EQUIPMENT, net of accumulated
depreciation and amortization	11,940	12,270	12,743
ACCRUED INTEREST RECEIVABLE	2,210	2,371	2,540
ASSETS ACQUIRED IN SETTLEMENT OF LOANS	13,426	11,490	3,919
CASH SURRENDER VALUE OF LIFE INSURANCE	12,546	12,304	12,057
OTHER ASSETS	9,167	8,936	4,955
TOTAL ASSETS	$537,776	$556,601	$541,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
DEPOSITS
Noninterest-bearing	$48,237	$55,367	$48,653
Interest-bearing	419,886	429,629	403,071
Total deposits	468,123	484,996	451,724
SECURITIES SOLD UNDER REPURCHASE
AGREEMENTS	11,287	12,785	15,078
FEDERAL FUNDS PURCHASED	-	399	-
FEDERAL HOME LOAN BANK ADVANCES	-	-	14,500
ACCRUED INTEREST PAYABLE	1,997	2,049	3,152
OTHER LIABILITIES	2,508	1,929	2,177
Total Liabilities	483,915	502,158	486,631
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized Preferred stock Series T - $1,000 per share liquidation preference; issued and outstanding-12,660 shares at June 30, 2010,
December 31, 2009 and June 30, 2009.	12,065	11,991	11,918
Preferred stock Series W - $1,000 per share liquidation preference; issued and outstanding – 633 shares at June 30, 2010,
December 31, 2009 and June 30, 2009	689	697	704
Common stock – 15,000,000 shares authorized, $1.11
par value per share, 7,003,063 shares, 7,003,063 shares
and 7,002,503 shares outstanding, respectively	7,774	7,774	7,773
Additional paid-in capital	41,677	41,658	41,617
Retained earnings (deficit)	(10,329)	(9,702)	(8,836)
Accumulated other comprehensive income	1,985	2,025	1,458
Total Shareholders’ Equity	53,861	54,443	54,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,776	$556,601	$541,265

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries Consolidated Statements of Income (Loss) (Dollars in thousands except per share and share data) Unaudited

	Three Months Ende		Six Months Ended
	June 30,		June 30,
	2010		2010	2009
INTEREST INCOME
Interest and fees on loans	$5,411	$5,754	$10,900	$11,930
Interest on securities
Taxable	816	856	1,680	1,732
Tax-exempt	359	367	726	752
Interest on federal funds	14	1	22	1
Total interest income	6,600	6,978	13,328	14,415

INTEREST EXPENSE
Interest on deposits	1,861	2,650	3,831	5,461
Interest on federal funds purchased and securities
sold under repurchase agreements	24	21	44	49
Interest on notes payable Federal Home Loan Bank	-	19	-	69
Interest on notes payable - other	-	39	-	182
Total interest expense	1,885	2,729	3,875	5,761
Net interest income	4,715	4,249	9,453	8,654
PROVISION FOR LOAN LOSSES	1,170	873	4,595	1,578
Net interest income after provision for loan losses	3,545	3,376	4,858	7,076

NON-INTEREST INCOME
Service charges on deposit accounts	391	407	754	808
Customer service fees	24	28	64	70
Mortgage banking	64	159	149	353
Brokerage services	36	59	89	97
Bank owned life insurance	139	136	275	270
Gain on sale of available-for-sale securities	814	5	814	5
Gain (loss) on sale of assets acquired in settlement of loans	76	(11)	71	38
Other noninterest income	133	113	408	291
Total noninterest income	1,677	896	2,624	1,932
NON-INTEREST EXPENSES
Salaries and benefits	2,042	2,111	4,103	4,256
Occupancy	244	243	494	489
Equipment	259	295	520	596
Marketing and advertising	35	41	80	72
Communications	58	59	121	124
Printing and supplies	34	39	71	78
Bank paid loan costs	310	287	655	507
Director fees	74	93	168	185
ATM/Debit card expenses	64	104	124	201
Legal and professional fees	195	200	341	351
Regulatory assessments	335	261	657	511
Other post employment benefits	77	91	165	182
Other operating expenses	358	326	731	682
Total noninterest expenses	4,085	4,150	8,230	8,234
Income (loss) before income taxes	1,137	122	(748)	774
PROVISION FOR INCOME TAXES (BENEFIT)	253	(96)	(532)	(2)
Net income (loss)	$884	$218	$(216)	$776
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	173	128	345	128
Net accretion of discount on preferred stock	33	8	66	8
Net income (loss) available to common shareholders	$678	$82	$(627)	$640

INCOME (LOSS) PER COMMON SHARE
BASIC	$0.10	$0.01	$(0.09)	$0.09
DILUTED	$0.10	$0.01	$(0.09)	$0.09

WEIGHTED AVERAGE COMMON SHARES
BASIC	7,003,063	7,047,594	7,003,063	7,058,866
DILUTED	7,003,063	7,098,596	7,003,063	7,114,645

CASH DIVIDENDS PAID PER COMMON SHARE	$-	$-	$-	$-

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statement.

    Peoples Bancorporation, Inc. and Subsidiaries
                                     Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

									Accumulated
	Preferred Stock		Preferred Stock				Additional	Retained	Other	Total
	Series T		Series W		Common Stock		Paid-in	Earnings	Comprehensive	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2008	-	$-	-	$-	7,070,139	$7,848	$41,752	$(9,564)	$1,476	$41,512
Net income	-	-	-	-	-	-	-	776	-	776
Other comprehensive Income,
net of tax:
Unrealized holding losses on
securities available for sale,
net income tax of $(10)	-	-	-	-	-	-	-	-	(18)	(18)
Comprehensive income										758
Issuance of preferred stock	12 660	11,909	633	705						12,614
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(40)	-	(40)
Common shares surrendered
by dissenting shareholders	-	-	-	-	(67,636)	(75)	(168)	-	-	(243)
Accretion (amortization)	-	9		(1)	-	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	33	-	-	33
Balance, June 30, 2009	12,660	$11,918	633	$704	7,002,503	$7,773	$41,617	$(8,836)	$1,458	$54,634

Balance, December 31, 2009	12,660	$11,991	633	$697	7,003,063	$7,774	$41,658	$(9,702)	$2,025	$54,443
Net loss	-	-	-	-	-	-	-	(216)	-	(216)
Other comprehensive Income,
net of tax:
Unrealized holding losses on
securities available for sale,
net income tax of $(20)	-	-	-	-	-	-	-	-	(40)	(40)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(256)
Issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(345)	-	(345)
Accretion (amortization)
of preferred stock	-	74	-	(8)	-	-	-	(66)	-	-
Stock-based compensation	-	-	-	-	-	-	19	-	-	19
Balance, June 30, 2010	12,660	$12,065	633	$689	7,003,063	$7,774	$41,677	$(10,329)	$1,985	$53,861

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)	Six months Ended
(Unaudited)	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(216)	$776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of premises and equipment	-	(4)
(Gain) loss from trading assets	88	(99)
Gain on sale of securities available for sale	(814)	(5)
Gain on sale of assets acquired in settlement of loans	(71)	(38)
Other than temporary write-down on Silverton Bank Stock	-	160
Provision for loan losses	4,595	1,578
Depreciation and amortization	459	524
Amortization and accretion (net) of premiums and
discounts on securities	165	(8)
Stock-based compensation	19	33
Decrease in accrued interest receivable	161	145
(Increase) decrease in other assets	(140)	2,276
Increase (decrease) in accrued interest payable	(52)	516
Increase in other liabilities	579	628
Net cash provided by operating activities	4,773	6,482

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(30,447)	(7,035)
Purchases of other investments	-	(529)
Proceeds from principal pay-downs on securities available for sale	9,767	7,336
Proceeds from the maturities and calls of securities available for sale	2,000	2,000
Proceeds from the maturities and calls of securities held to maturity	595	2,945
Proceeds from the sale of securities available for sale	13,824	-
Increase in cash surrender value of life insurance	(242)	(242)
Proceeds from the sale of other real estate owned	2,755	5,343
Net increase in loans	4,469	1,935
Proceeds form the sale of premises and equipment	-	4
Purchase of premises and equipment	(129)	(67)
Net cash provided by investing activities	2,592	11,690

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(16,873)	6,355
Net decrease in securities sold under repurchase agreements	(1,498)	(7,103)
Net decrease in federal funds purchased	(399)	(1,028)
Net decrease in Federal Home Loan Bank advances	-	(20,100)
Net decrease in notes payable to South Carolina Bank & Trust	-	(11,000)
Common shares surrendered by dissenting shareholders	-	(243)
Proceeds from the issuance of preferred stock and warrants	-	12,614
Cash dividends paid on preferred stock	(345)	(40)
Net cash provided used in financing activities	(19,115)	(20,545)
Net decrease in cash and cash equivalents	(11,750)	(2,373)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,874	17,824
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,124	$15,451

CASH PAID FOR
Interest	$3,927	$5,905
Income taxes	$40	$25
NON-CASH TRANSACTIONS
Change in unrealized loss on available for sale securities	$(40)	$(18)
Loans transferred to other real estate	$4,691	$3,834

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Peoples Bancorporation, Inc (the “Company’) and its wholly owned subsidiaries, The Peoples National Bank, Bank of Anderson, N. A., and Seneca National Bank (collectively referred to as the “Banks”).  All significant intercompany balances and transactions have been eliminated.  The Banks operate under individual national bank charters and provide full banking services to customers.  The Banks are subject to regulation by the Office of the Comptroller of the Currency (“OCC”).  The Company is subject to regulation by the Federal Reserve Board (“FRB”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of these policies is included in the 2009 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

           Cash and cash equivalents includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.  All have maturities of three months or less.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification. The assumed conversion of stock options creates the difference between basic and diluted net income per share.  Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented.  Stock options on 153,647 shares of the Company’s common stock are excluded from the computation of net loss per diluted share at June 30, 2010 because their inclusion would be anti-dilutive due to the net loss in that period.

	Six Months Ended June 30,
	2010	2009
Net (loss) income available to common
shareholders (in thousands)	$(627)	$640

Weighted average shares outstanding:
Basic	7,003,063	7,058,866
Effect of dilutive securities:
Stock options	-	55,779
Diluted	7,003,063	7,114,645

Income (loss) per common share:
Basic	$(0.09)	$0.09
Diluted	$(0.09)	$0.09

INVESTMENT SECURITIES

At the time of purchase of a security, the Company designates the security as available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.  Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any.  The Company has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income as a separate component of stockholders’ equity until realized.  Interest earned on investment securities is included in interest income.  Realized gains and losses on the sale of securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.  Trading securities are carried at market value and changes in market value are recorded as realized gains or losses at each period end.

Securities are summarized as follows as of June 30, 2010 (tabular amounts in thousands):

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
TRADING ASSETS:

EQUITY SECURITIES	$40	$-	$-	$40

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after five years but within ten years	$8,686	$392	$-	$9,078

MORTGAGE BACKED SECURITIES	42,503	1,651	30	44,124
Maturing after one year but within five years	16,078	323	-	16,401
Maturing after five years but within ten years	9,265	139	-	9,404
Maturing after ten years	67,846	2,113	30	69,929

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing after one year but within five years	456	38	-	494
Maturing after five years but within ten years	5,709	157	9	5,857
Maturing after ten years	22,360	445	78	22,727
	28,525	640	87	29,078
OTHER SECURITIES
Maturing after ten years	603	-	21	582

Total securities available for sale	$105,660	$3,145	$138	$108,667

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	$897	$15	$-	$912
Maturing after one but within five years	2,421	93	-	2,514
Maturing after five years but within ten years	3,357	63	-	3,420
Maturing after ten years	1,137	34	-	1,171
Total securities held to maturity	$7,812	$205	$-	$8.017

The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010:

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$3,341	$30	$-	$-	$3,341	$30
Other securities	-	-	492	21	492	21
States and political subdivisions	3,049	87	-	-	3,049	87
Total	$6,390	$117	$492	$21	$6,882	$138

One individual security available for sale was in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.  The Company believes, based on industry analyst reports and credit rating, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer, and therefore, this loss is not considered other-than-temporary.  The category “other securities” above is comprised of corporate debt securities.

STOCK-BASED COMPENSATION

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  During the first six months of 2010, options to purchase 6,500 shares were granted with a weighted average fair value of $2.26 per share.

At June 30, 2010, an aggregate of 354,650 shares were reserved for issuance on exercise of options. The following is a summary of the status of the Company’s plans as of June 30, 2010 and changes during the six months ended June 30, 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	154,868	$9.86
Granted	6,500	2.26
Exercised	-	-
Forfeited	(7,721)	8.16
Outstanding, June 30, 2010	153,647	$10.44	6.45	$-

Options exercisable, June 30, 2010	133,786	$9.90	6.45	$-

For the first six months of 2010, we recognized compensation cost of approximately $19,000 related to unvested stock options.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$9,078	$-	$9,078
Mortgage Backed Securities	-	69,929	-	69,929
Obligations of States and
Political Subdivisions	-	29,078	-	29,078
Other Securities	-	582	-	582
Trading Assets	40	-	-	40
Total	$40	$108,667	$-	$108,707

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Nonrecurring Basis:
Impaired loans	$-	$16,660	$-	$16,660
Other real estate owned	-	13,426	-	13,426
Total	$-	$30,086	$-	$30,086

Assets and liabilities measured at fair value are as follows as of December 31, 2009 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment securities:

Government Sponsored Securities	$-	$7,132	$-	$7,132
Mortgage Backed Securities	-	66,132	-	66,132
Obligations of States and
Political Subdivisions	-	29,398	-	29,398
Other Securities		565	-	565
Trading Assets	128	-	-	128
Total	128	$103,227	$-	$103,355

Nonrecurring Basis:
Impaired loans	$-	$14,746	$-	$14,746
Other real estate owned	-	11,490	-	11,490
Total	$-	$26,236	$-	$26,236

The following is a description of the valuation methodologies used for instruments measured at fair value.

Available for sale investment securities and trading assets – When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy.  Level 1 securities for the Company include certain treasury securities and equity securities.  If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy.  For the Company, Level 2 securities include mortgage backed securities, collateralized mortgage obligations, government sponsored entity securities, and corporate bonds.   In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Impaired loans – Impaired loans are loans that are measured for impairment using the practical methods permitted by the FASB Accounting Standards Codification.  Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

Other real estate owned – Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.

Disclosure about Fair Value of Financial Instruments

The FASB Accounting Standards Codification for the Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value.  The Codification defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

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

Fair value for long-term FHLB advances is based on discounted cash flows using the Company’s current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

Fair value of off-balance sheet instruments is based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.  These are generally short-term at variable rates; both the carrying amount and fair value are immaterial.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and due from banks	$9,020	$9,020	$11,862	$11,862
Interest-bearing deposits in other banks	93	93	420	420
Federal funds sold	6,011	6,011	14,592	14,592
Trading assets	40	40	128	128
Securities available for sale	108,667	108,667	103,227	103,227
Securities held to maturity	7,812	8,017	8,402	8,621
Other investments	4,456	4,456	4,456	4,456
Loans (gross)	360,884	355,995	373,574	370,420
Cash surrender value life insurance	12,546	12,546	12,304	12,304
Financial liabilities:
Deposits	$468,123	$462,918	$484,996	$477,788
Securities sold under repurchase agreements	11,287	11,287	12,785	12,785
Federal funds purchased	-	-	399	399

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade.  The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market performance and service must be recorded as liabilities.  These awards should not be classified as liabilities if they otherwise qualify to be classified as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the update to have an impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.    The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans do not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect the guidance to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RECENT DEVELOPMENTS

Based on discussions with the Office of the Comptroller of the Currency (the “OCC”) following its most recent safely and soundness examination of The Peoples National Bank during the second quarter of 2010, The Peoples National Bank presently expects to enter into a written agreement from the OCC sometime in the third quarter of 2010 which would require the bank to take certain actions to address concerns raised in the examination, including maintaining capital ratios in excess of the minimum thresholds required for a bank to be well-capitalized.  If we enter into a written agreement and subsequently fail to comply with the requirements in such agreement, we could be subject to further regulatory action.

SUBSEQUENT EVENTS

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.  In July 2010 the Company made the decision to close the Mills Avenue Office of The Peoples National Bank in Greenville, South Carolina as part of an ongoing effort to reduce expenses.

MANAGEMENT’S OPINION

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2009 Annual Report on Form  10-K.  Results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be attained for any other period.

Overview

The Company is a bank holding company with three wholly owned bank subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the “Banks”).

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

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;
•	lack of sustained growth in the economies of the Company's market areas;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

•	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
•	credit risks;
•	higher than anticipated levels of defaults on loans;
•	perceptions by depositors about the safety of their deposits;
•	ability to continue weathering the current economic downturn;
•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
•
the risks of opening new offices, including, without limitation, the  related costs and time of building customer relationships and  integrating operations as part of these endeavors and the failure to  achieve expected gains, revenue growth and/or expense savings from  such endeavors;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;
•	changes in the requirements of regulatory agencies;
•	changes in accounting policies, rules and practices;
•	cost and difficulty of implementing changes in technology or products;
•	loss of consumer or investor confidence;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the SEC under the Securities Exchange Act of 1934.

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

Critical Accounting Policies

Peoples Bancorporation, Inc. (the “Company”) has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2009 Annual Report on Form 10-K.

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

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the “Allowance”) to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance.  The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Many of the Company’s estimates also rely heavily on real estate appraisals by third parties which are themselves estimates. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.   Refer to the discussion under the “Provision and Allowance for Loan Losses, Loan Loss Experience” section in Item 7--“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2009 Annual Report on Form 10-K and the “Balance Sheet Review--Allowance for Loan Losses” and “Earnings Performance--Provision for Loan Losses” sections of this report on Form 10-Q for a detailed description of the Company’s estimation process and methodology related to the Allowance.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

The Company’s consolidated operations for the second quarter of 2010 resulted in net income of $884,000 compared to net income of $218,000 for the second quarter of 2009.  The Company’s consolidated operations for the six months ended June 30, 2010 resulted in a net loss of $216,000 compared to net income of $776,000 for the six months ended June 30, 2009.  After deducting for dividends on preferred stock and net accretion of the discount on preferred stock, the three-month period ended June 30, 2010 resulted in a net income available to common shareholders of $678,000 or $0.10 per diluted share compared to net income of $82,000 or $0.01 per diluted share for the second quarter of 2009.  Net loss available to common shareholders for the six months ended June 30, 2010 was $627,000 or $0.09 per diluted share compared to net income available to common shareholders of $640,000 or $0.09 per diluted share for the six months ended June 30, 2009. The return on average common equity, which is annualized net income (or loss) available to common shareholders as a percentage of average total common equity, for the  six months and three months ended June 30, 2010 was (3.04)% and 6.65% respectively, compared to 3.05%  and 0.78% respectively for the six months and three months ended June 30, 2009.  Return on average assets, which is annualized net income (or loss) divided by average assets, for the six months and  three months ended June 30, 2010 was (0.23)% and 0.50% respectively, compared to 0.28% and 0.16% respectively for the six months and three months ended June 30, 2009.

Interest Income, Interest Expense and Net Interest Income

The largest component of the Company’s revenue is interest income.  Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses increased $466,000 or 11.0% to $4,715,000 for the quarter ended June 30, 2010 compared to $4,249,000 for the quarter ended June 30, 2009.  For the six months ended June 30, 2010 net interest income before provision for loan losses increased $799,000 or 9.2% to $9,453,000 compared to $8,654,000 for the six months ended June 30, 2009.  The Company’s net interest margin for the three and six months ended June 30, 2010 was 3.81% and 3.82% respectively, compared to 3.41% and 3.45% for the three months and six months ended June 30, 2009.  The increase in net interest margin is attributable to a significant decrease in the Company’s interest expense.

The Company’s total interest income for the second quarter of 2010 was $6,600,000 compared to $6,978,000 for the second quarter of 2009, a decrease of $378,000, or 5.4%.  Total interest income for the six months ended June 30, 2010 was $13,328,000 compared to $14,415,000 for the six months ended June 30, 2009, a decrease of $1,087,000 or 7.5%.  Interest and fees on loans, the largest component of total interest income, decreased by $343,000 in the second quarter of 2010 to $5,411,000 compared to $5,754,000 for the second quarter of 2009, a decrease of 6.0%. Interest and fees on loans decreased by $1,030,000 in the six months ended June 30, 2010 to $10,900,000 compared to $11,930,000 for the six months ended June 30, 2009, a decrease of 8.6%.  The decrease in interest and fees on loans for the three-month and six-month periods is primarily attributable to lower average loan balances.  Interest on taxable securities, the second largest component of total interest income, decreased by $40,000 in the second quarter of 2010 to $816,000 compared to $856,000 for the second quarter of 2009, a decrease of 4.7%.  Interest on taxable securities decreased $52,000 for the six months ended June 30, 2010 to $1,680,000 compared to $1,732,000 for the six months ended June 30, 2009, a decrease of 3.0%.  Interest on tax-exempt securities decreased by $8,000 or 2.2% to $359,000 in the second quarter of 2010 compared to $367,000 for the second quarter of 2009.  Interest on tax-exempt securities decreased $26,000 for the six months ended June 30, 2010 to $726,000 compared to $752,000 for the six months ended June 30, 2009, a decrease of 3.5%.   Interest on federal funds sold was $14,000 in the second quarter of 2010 compared to $1,000 for the second quarter of 2009. Interest on federal funds sold was $22,000 for the first six months of 2010 compared to $1,000 for the same period of 2009.

The Company’s total interest expense for the second quarter of 2010 was $1,885,000 compared to $2,729,000 for the second quarter of 2009, a decrease of $844,000, or 30.9%.  Total interest expense for the six months ended June 30, 2010 was $3,875,000, compared to $5,761,000 for the six months ended June 30, 2009, a decrease of $1,886,000 or 32.7%.  Interest expense on deposits, the largest component of total interest expense, decreased by $789,000 in the second quarter of 2010 to $1,861,000 compared to $2,650,000 for the second quarter of 2009, a decrease of 29.8%.  Interest on deposits decreased $1,630,000 for the six months ended June 30, 2010 to $3,831,000 compared to $5,461,000 for the six months ended June 30, 2009, a decrease of 29.8%.  The decrease in interest expense on deposits for the three-month and six-month periods is attributable to lower funding rates, partially offset by higher average balances.  Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $3,000 or 14.36% to $24,000 in the second quarter of 2010 compared to $21,000 for the second quarter of 2009.  Interest on federal funds purchased and securities sold under repurchase agreements decreased $5,000 or 10.2% from $49,000 in the second half of 2009 compared to $44,000 for the second half of 2010.  The decrease in interest on federal funds purchased and securities sold under repurchase agreements is largely attributable to lower average balances.

Interest on advances from Federal Home Loan Bank was $19,000 for the second quarter of 2009 and $69,000 for the first six months of 2009 compared to no expense during the same periods of 2010, as the Company had no Federal Home Loan Bank borrowings through June 30, 2010.  Interest on notes payable-other was $39,000 in the second quarter of 2009 and $182,000 for the first six months of 2009 compared to zero expense during the same periods of 2010.  This expense is associated with the line of credit that was drawn by the Company during the fourth quarter of 2008, and subsequently repaid during the second quarter of 2009 with a portion of the proceeds of the sale of preferred stock to the U. S. Treasury.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2010 was $1,170,000, compared to $873,000 for the three months ended June 30, 2009, an increase of $297,000 or 34.0%.  The provision for loan losses charged to operations for the six months ended June 30, 2010 increased $3,017,000 or 191.2% to $4,595,000, compared to $1,578,000 for the six months ended June 30, 2009.  The changes in the Company’s provision for loan losses for the second quarter and first six months of 2010 are based on management’s evaluation of the Company’s overall credit quality and its estimate of loan losses inherent in the loan portfolio.  See “BALANCE SHEET REVIEW – Allowance for Loan Losses.”

Non-interest Income

Non-interest income increased $781,000 or 87.2% to $1,677,000 for the second quarter of 2010 compared to $896,000 for the second quarter of 2009. Non-interest income increased $692,000 or 35.8% to $2,624,000 for the first six months of 2010 compared to $1,932,000 for the first six months of 2009.  During the second quarter and first six months of 2010, the Company realized a net $814,000 gain on the sale of available-for-sale securities, compared to a net $5,000 gain on the sale of available-for-sale securities during the second quarter and first six months of 2009.  Service fees on deposits, typically the largest component of non-interest income, decreased $16,000 or 3.9% to $391,000 for the second quarter of 2010 compared to $407,000 for the second quarter of 2009, and decreased $54,000 or 6.7% for the first six months of 2010 compared to $808,000 for the same period of 2009, primarily as a result of customers incurring less overdraft fees.

Mortgage banking fees decreased from $159,000 in the second quarter of 2009 to $64,000 in the second quarter of 2010, a decrease of $95,000 or 59.8%.  Mortgage banking fees decreased $204,000 or 57.8% to $149,000 for the first six months of 2010 compared to $353,000 for the same period of 2009.  The drop in mortgage banking income is due to reduced levels of residential mortgage loan originations at the Banks.  Income on bank-owned life insurance increased $3,000 or 2.2% in the second quarter of 2010 to $139,000 compared to $136,000 for the second quarter of 2009, and increased $5,000 or 1.9% to $275,000 for the first six months of 2010 compared to $270,000 for the first six months of 2009, representing slightly higher growth rates on the cash-surrender values of these policies.  Brokerage service income decreased from $59,000 in the second quarter of 2009 to $36,000 in the second quarter of 2010, a decrease of $23,000 or 39.0% and decreased $8,000 or 8.2% from $97,000 for the six months of 2009 to $89,000 for the first six months of 2010, due to lower commissions.

There was a net gain of $76,000 in the second quarter of 2010 on the sale of assets acquired in settlement of loans compared to a loss of $11,000 for the same period in 2009, an increase of $87,000.  During the first six months of 2010 there was a net gain of $71,000 on the sale of assets acquired in settlement of loans compared to a gain of $38,000 during the same period of 2009, an increase of $33,000 or 86.9%. The Company sold $892,250 of other real estate during the second quarter of 2010 compared to $2,514,057 for the second quarter of 2009, and sold $2,682,555 of other real estate during the first six months of 2010 compared to $5,259,861 during the same period of 2009.  Customer service fees decreased $4,000 or 14.3% to $24,000 in the second quarter of 2010 compared to $28,000 for the second quarter of 2009 and decreased $6,000 or 8.6% to $64,000 for the first six months of 2010 compared to $70,000 for the first six months of 2009.  Other non-interest income increased $20,000 or 17.75% from $113,000 during the second quarter of 2009 to $133,000 for the second quarter of 2010, and increased $117,000 or 40.2% from $291,000 for the first six months of 2009 to $408,000 for the same period of 2010.  This change is largely attributable to the impact of a $160,000 write-down due to impairment of stock in Silverton Bank, which was recorded during the first quarter of 2009.

Non-interest Expense

Total non-interest expense decreased $65,000 or 1.6% to $4,085,000 for the second quarter of 2010 from $4,150,000 for the second quarter of 2009.  Total non-interest expense decreased $4,000 or 0.05% to $8,230,000 for the first six months of 2010 from $8,234,000 for the first six months of 2009.  Salaries and benefits, the largest component of non-interest expense, decreased $69,000 or 3.3% to $2,042,000 for the second quarter of 2010 from $2,111,000 for the second quarter of 2009. Salaries and benefits decreased $153,000 or 3.6% to $4,103,000 for the first six months of 2010 from $4,256,000 for the first six months of 2009.  This decrease is the result of a reduction in work force and the continued freeze on salary increases imposed by the Company in response to current economic conditions.

Occupancy and furniture and equipment expenses decreased $35,000 or 6.5% to $503,000 in the second quarter of 2010 compared to $538,000 in the second quarter of 2009. Occupancy and furniture and equipment expenses decreased $71,000 or 6.5% to $1,014,000 in the first six months of 2010 compared to $1,085,000 in the first six months of 2009.       Communication expense decreased $1,000 or 1.7% from $59,000 in the second quarter of 2009 to $58,000 during the second quarter of 2010.  Communication expense decreased $3,000 or 2.4% to $121,000 in the first six months of 2010 compared to $124,000 in the first six months of 2009. Printing and supplies decreased $5,000 or 12.8% from $39,000 for the second quarter of 2009 to $34,000 for the second quarter of 2010. Printing and supplies decreased $7,000 or 9.0% to $71,000 in the first six months of 2010 compared to $78,000 in the first six months of 2009.  These decreases were the result of continued efforts by management to limit and reduce expenses in response to weakened economic conditions.

Bank paid loan costs increased $23,000 or 8.0% to $310,000 in the second quarter of 2010 compared to $287,000 in the second quarter 2009. Bank paid loan costs increased $148,000 or 29.2% to $655,000 in the first six months of 2010 compared to $507,000 in the first six months of 2009. Of the $655,000 expense incurred in the first six months of 2010, $489,000 is associated with the repossession, write-down and maintenance of collateral on defaulted real estate loans, compared to $281,000 during the same period of 2009.

Marketing and advertising expense decreased $6,000 or 14.6% to $35,000 in the second quarter of 2010 compared to $41,000 in the second quarter of 2009. Marketing and advertising expense increased $8,000 or 11.1% from $72,000 in the first six months of 2009 to $80,000 during the first six months of 2010.  This increase is attributable to a higher level of marketing activity at the Banks, although marketing activity was still somewhat restricted by the weak economy.  Legal and professional expenses decreased $15,000 or 2.5% to $195,000 for the second quarter of 2010 compared to $200,000 for the second quarter of 2009.  Legal and professional expenses decreased $10,000 or 2.8% to $341,000 in the first six months of 2010 compared to $351,000 in the first six months of 2009.

Regulatory assessments increased $74,000 or 28.4% from $261,000 for the second quarter of 2009 to $335,000 for the second quarter of 2010. Regulatory assessments increased $146,000 or 28.6% to $657,000 in the first six months of 2010 compared to $511,000 in the first six months of 2009. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) by the Company’s three Banks.

All other operating expenses were $358,000 in the second quarter of 2010 compared to $326,000 for the second quarter of 2009, an increase of $32,000 or 9.8% and increased $49,000 or 7.2% to $731,000 for the first six months of 2010 compared to $682,000 for the first six months of 2009.

Income Taxes

Income taxes amounted to a $532,000 tax benefit for the first six months of 2010 compared to a $2,000 tax benefit for the first six months of 2009.   Incomes taxes amounted to an expense of $253,000 for the second quarter of 2010 compared to a $96,000 tax benefit for the second quarter of 2009. The change in income taxes is attributable to a net pre-tax loss during the first six months of 2010 compared to a net pre-tax gain during the same period of 2009.  The provision for income taxes is an estimate, and management considers several factors in making this estimate, including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 74.0% of total earning assets.  As of June 30, 2010, the Company held total gross loans outstanding of $360,884,000, a decrease of $12,690,000 or 3.4% from $373,574,000 in total gross loans outstanding at December 31, 2009, and a decrease of $29,072,000 or 7.5% from $389,956,000 in total gross loans outstanding at June 30, 2009.  The decrease in outstanding loans comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries, with some decrease resulting from a number of loans that were charged-off or converted into other real estate owned through foreclosures or deeds in lieu of foreclosure.

Loan Portfolio Composition	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)

Commercial and industrial – not secured by real estate	$38,888	$39,981	$41,198
Commercial and industrial – secured by real estate	121,989	120,102	113,290
Residential real estate – mortgage	129,535	126,544	129,295
Residential real estate – construction	56,737	72,668	91,390
Consumer loans	13,735	14,279	14,783
Gross loans	$360,884	$373,574	$389,956

The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company’s loans for the three months and six months ended June 30, 2010 was 5.93% and 5.92%, respectively, compared to 5.88% and 6.05% for the three months and six months ended June 30, 2009.  The Federal Reserve continues to keep the federal funds target rate near zero for an “extended period” of time.  A large portion of the Company’s adjustable-rate loans, which constitute approximately 31.8% of the loan portfolio, reprice almost immediately following an interest-rate change by the Federal Reserve.

The Company’s loan portfolio consists principally of residential mortgage loans, commercial loans, and consumer loans. The vast majority of these loans is made to borrowers located in South Carolina and is concentrated in the Company’s market areas.

The Company’s real estate loans are primarily construction loans and other loans secured by real estate, both commercial and residential, located within the Company’s trade areas. The Company does not actively pursue long-term, fixed-rate mortgage loans for retention in its loan portfolio.  However, the Banks do employ mortgage loan originators who originate such loans that are pre-sold at origination to third parties.

The Company’s commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank’s legal lending limits and which are potential deposit customers of the Banks.  This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company’s commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.

The Company’s direct consumer loans consist primarily of secured installment loans to individuals for personal, family, and household purposes, including automobile loans to individuals and pre-approved lines of credit.

Management believes that the loan portfolio is adequately diversified. The Company has no foreign loans or loans for highly leveraged transactions. The Company has few if any agricultural loans.

Allowance for Loan Losses

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, loan losses will inevitably occur.  As we have witnessed, in times of local economic slowdown, the credit risk inherent in the Company’s loan portfolio will increase.  The timing and amount of loan losses that occur are dependent upon several factors based upon economic conditions as reflected in the loan portfolio and the economy as a whole.

The allowance for loan losses is established to absorb probable loan losses.  Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. Factors considered in the evaluation of the allowance for loan losses include, but are not limited to, estimated probable incurred losses from loan and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, composition, delinquencies and non-accruals. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory guidelines and examination results, external review results and changes in the size and character of the loan portfolio.  In addition to management’s reviews, the Banks’ regulatory agency, as an integral part of its examination process, and the Banks’ independent accountants closely review the allowance for loan and lease losses.  Either of these entities may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their reviews.   Despite such management, regulator and accountant reviews, the level of the allowance for loan and lease losses remains an estimate, which cannot be precisely determined and may be subject to change from quarter to quarter.  However, based on current economic conditions, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable losses inherent in the portfolio.

As part of its review of the loan portfolio and determination of the allowance, management assigns commercial loans credit risk rankings using a scale of ten grades with allocations for probable losses made for pools of similar risk-graded loans. Risk levels in the pass category are covered by one of the following numerical grades: 1, 2, 3a, 3b, 3c, or 3d.  Loans with a “4” risk grade have potential weaknesses and are watched carefully by management and are called “Other Loans Especially Mentioned” or OLEM.  Loans with signs of credit deterioration generally are in grades 5 through 7 and are termed “classified” loans in accordance with guidelines established by the Banks’ regulators.  These classified loans are either included in pool calculations or analyzed individually due to higher risk characteristics.  A loan is considered “impaired” when, based upon current information and events, the probability is high that both the principal and interest due under the original contractual terms will not be collected in full.  The Company measures impairment of collateral-dependent loans based on the fair value of the collateral less estimated costs to sell.  Allocations for loans which are performing satisfactorily, generally in grades 1 through 3d, are based on historic experience for other performing loans, as well as environmental pressures on the different loan types and are assigned allocation factors representing risk levels.

Additionally, in evaluating the adequacy of the allowance for loan losses, management uses procedures and methods that take into account the following risk factors, though they are not intended to be an all inclusive list of the risks that could ultimately affect the adequacy of the allowance:

-	The impact of changes in international, national, regional and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including those within our geographic market.
-	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans or businesses.
-	Changes in the nature and volume of our loan portfolio.
-	The impact of changes in the experience, ability, and depth of the Company’s lending management and other relevant staff.
-	Changes in the value of underlying collateral for collateral-dependent loans.
-	The impact of changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
-	Changes in the quality of the Company’s loan review system.

The allowance for loan losses at June 30, 2010 was $8,496,000, or 2.35% of loans outstanding, compared to $7,431,000, or 1.99% of loans outstanding, at December 31, 2009, and to $7,809,000, or 2.00% of loans outstanding, at June 30, 2009.  At June 30, 2010 the Company had $16,660,000 in non-accruing loans, $29,000 in loans more than ninety days past due and still accruing interest, and $13,426,000 in other real estate owned. This compares to $14,881,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest, and $11,490,000 in other real estate owned at December 31, 2009.  At June 30, 2009 the Company had $17,746,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest, and $3,919,000 in other real estate owned.  The increase in non-accruing loans from December 31, 2009 to June 30, 2010 is due to the continuing weakened economic environment.  The Company’s non-performing loans at June 30, 2010 consisted of $15,480,000 in mortgage loans, $1,158,000 in commercial loans, and $22,000 in consumer loans.  Non-performing assets as a percentage of loans and other real estate were 8.05%, 6.85% and 5.50% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The $13,426,000 in other real estate owned at June 30, 2010, consists of $10,383,000 in construction and land development property, $2,265,000 in 1-to-4-family residential properties, $451,000 in multi-family properties and $327,000 in non-farm non-residential properties.

Net charge-offs during the six months ended June 30, 2010 were $3,530,000 compared to net charge-offs of $6,744,000 for the year ended December 31, 2009 and net charge-offs of $2,986,000 for the six months ended June 30, 2009. The allowance for loan losses as a percentage of non-performing loans was 51%, 50%, and 44% as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

The local economy continues to struggle. The housing market, including construction and development projects, has experienced stress from reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. Although management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding at June 30, 2010, no assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  However, the Company continues to diligently assess its risk, particularly in the real estate market, and the Company’s special assets department has been proactive in foreclosure actions and sales in 2010 and 2009.  Management believes these actions should start to decrease the Company’s non-performing assets levels in future periods.

Securities

The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities.  The Company had $40,000 in trading assets at June 30, 2010, compared to $128,000 at December 31, 2009 and $146,000 in trading assets at June 30, 2009.  The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company’s interest-rate sensitivity goals, to secure public deposits, and to generate income. At June 30, 2010 securities totaled $120,975,000, which represented 24.8% of total earning assets.  Total securities increased $4,762,000 or 4.1% from $116,213,000 invested as of December 31, 2009 and increased $13,522,000 or 12.6% from $107,453,000 invested as of June 30, 2009.  The size of the Company’s investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

At June 30, 2010 the Company’s total investments classified as available for sale had an amortized cost of $105,660,000 and a market value of $108,667,000 for a net unrealized gain of $3,007,000.  This compares to an amortized cost of $100,159,000 and a market value of $103,227,000 for an unrealized gain of $3,068,000 on the Company’s investments classified as available for sale at December 31, 2009.  At June 30, 2009 the Company’s total investments classified as available for sale had an amortized cost of $91,327,000 and a market value of $93,535,000 for an unrealized gain of $2,208,000.  Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

During the second quarter of 2010 the Company sold approximately $13.8 million of available for sale securities for a net gain of approximately $814,000.  The proceeds of the sale were reinvested in other available for sale securities.  Although the new securities bear lower rates of interest than the securities sold, the sales allowed the Company to replenish some of the capital it lost in the first quarter of 2010.

Securities with carrying amounts of $32,138,000 at June 30, 2010 were pledged to secure public deposits and for other purposes required or permitted by law.

Cash Surrender Value of Life Insurance

           The Company’s cash surrender value of life insurance was $12,546,000 at June 30, 2010, an increase of $242,000, or 2.0%, from the $12,304,000 held at December 31, 2009 and an increase of $489,000, or 4.1%, from the $12,057,000 held at June 30, 2009. The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased $11,750,000, or 43.7%, to $15,124,000 at June 30, 2010 from $26,874,000 at December 31, 2009, and decreased $327,000, or 2.1%, from $15,451,000 at June 30, 2009.  The substantial swings in the level of cash and cash equivalents are due to normal fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Deposits

The Banks’ primary source of funds for loans and investments is their deposits.  Total deposits decreased $16,873,000, or 3.5%, to $468,123,000 at June 30, 2010 from $484,996,000 at December 31, 2009 and increased $16,399,000, or 3.6%, from $451,724,000 at June 30, 2009.  Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

For the six months ended June 30, 2010, interest-bearing deposits averaged $427,564,000 compared to $400,606,000 for the same period of 2009.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta.  At June 30, 2010, brokered deposits totaled $42,968,000, compared to $59,565,000 and $57,255,000 in brokered deposits at December 31, 2009 and June 30, 2009.  At June 30, 2010, of the total brokered deposits $20,059,000 was acquired through the Certificate of Deposit Account Registry Service (“CDARS”), compared with $34,517,000 at December 31, 2009 and $25,978,000 at June 30, 2009. The Company considers brokered funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

The average interest rate paid on interest-bearing deposits was 1.81% during the six months ended June 30, 2010 compared to 2.87% for the same period of 2009 and 2.43% for the twelve months ended December 31, 2009.  In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions.  At June 30, 2010, interest-bearing deposits comprised 89.7% of total deposits compared to 88.6% at December 31, 2009 and 89.2% at June 30, 2009.

The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 75% at June 30, 2010, 78% at December 31, 2009 and 76% at June 30, 2009.  Time deposits of $100,000 or more represented 25.3% of total deposits at June 30, 2010, 26.0% at December 31, 2009 and 23.9% at June 30, 2009. The Company’s larger denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

Borrowings

The Company’s borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, and short-term advances from the Federal Home Loan Bank (“FHLB”).  At June 30, 2010 borrowings totaled $11,287,000 and were comprised solely of securities sold under repurchase agreements.  At December 31, 2009 borrowings totaled $13,184,000 and were comprised of $399,000 in federal funds purchased, and $12,785,000 in securities sold under repurchase agreements.  At June 30, 2009 borrowings totaled $29,578,000 and were comprised of $14,500,000 in short-term advances from the FHLB and $15,078,000 in securities sold under repurchase.  Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold, securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At June 30, 2010, The Peoples National Bank had total borrowing capacity from the FHLB equal to $68,130,000, all of which was unused. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $26,660,000, all of which was unused at June 30, 2010.  Seneca National Bank had established secured lines of credit with the FHLB at June 30, 2010 of $11,740,000, all of which was unused.  At June, 2010, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $22,000,000.

Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside those of its subsidiaries, and requires funds to pay limited operating expenses and dividends.  The parent company’s liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

During the first half of 2010, the Company made capital expenditures of approximately $129,000 related primarily to new information technology equipment and upgrades, office equipment and building upgrades at two of our Bank locations.  The Company also makes other capital expenditures in the normal course of business.

Company management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends that may result in the Company’s liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At June 30, 2010, the Banks had issued commitments to extend credit of $73,147,000 through various types of arrangements.  The commitments generally expire within one year.  Past experience indicates that many of these commitments to extend credit will expire not fully used.  As described under “Liquidity,” the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank’s customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $2,469,000 at June 30, 2010.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the standby letters of credit.  The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY AND RESOURCES

The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

The Company and the Banks are required to maintain certain capital ratios by federal banking regulators.  The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2010:

CAPITAL RATIOS
(Dollars in thousands)

	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Company:
Total Risk-based Capital	$52,992	13.85%	N/A	N/A	$30,609		8.00%
Tier 1 Risk-based Capital	48,167	12.59	N/A	N/A	15,303		4.00
Leverage Ratio	48,167	8.87	N/A	N/A	21,721		4.00

The Peoples National Bank (1):
Total Risk-based Capital	$30,948	12.99%	(1)	(1)	$28,589	(1)	12.00	% (1)
Tier 1 Risk-based Capital	27,930	11.72	(1)	(1)	23,831	(1)	10.00	(1)
Leverage Ratio	27,930	8.55	(1)	(1)	26,133	(1)	8.00	(1)

Bank of Anderson, N. A. (1):
Total Risk-based Capital	$13,570	15.27%	(1)	(1)	$10,664	(1)	12.00	% (1)
Tier 1 Risk-based Capital	12,453	14.01	(1)	(1)	8,889	(1)	10.00	(1)
Leverage Ratio	12,453	9.27	(1)	(1)	10,747	(1)	8.00	(1)

Seneca National Bank (1):
Total Risk-based Capital	$7,131	12.93%	(1)	(1)	$6,618	(1)	12.00	% (1)
Tier 1 Risk-based Capital	6,441	11.67	(1)	(1)	5,519	(1)	10.00	(1)
Leverage Ratio	6,441	8.24	(1)	(1)	6,253	(1)	8.00	(1)

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the regulatory requirements to be well capitalized, and therefore the well capitalized requirements are not shown.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices.  The Company’s primary type of market risk is interest-rate risk.

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

Each of the Banks has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position. Accordingly, the Banks also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Bank’s short-term interest-rate risk.  According to the model, as of June 30, 2010 the Company was positioned so that net interest income would increase $391,000 over the next twelve months if market interest rates were to gradually rise by 100 basis points over the same period.  Conversely, net interest income would decline $43,000 over the next twelve months if interest rates were to gradually decline by 100 basis points over the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

Additionally, each of the Banks measures anticipated changes in its theoretical economic value of equity in order to ascertain its long-term interest-rate risk.  This is done by calculating the difference between the theoretical market value of the Bank’s assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

It is the responsibility of the Asset/Liability Committees to establish parameters for various interest risk measures, to set strategies to control interest-rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving these objectives.

Item 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e))), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.                 Exhibits

     Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORPORATION, INC.

Dated:  August 13, 2010                                                     By:    /s/ L. Andrew Westbrook, III
       L. Andrew Westbrook, III
       President and Chief Executive Officer

Dated:  August 13, 2010                                                      By:   /s/ Robert E. Dye, Jr.
       Robert E. Dye, Jr.
       Senior Vice President and CFO
       (principal financial officer)

Exhibit Index

Exhibit No.                           Description of Exhibit

31.1               Rule 13a-14(a) / 15d-14(a) Certifications
31.2               Rule 13a-14(a) / 15d-14(a) Certifications
32                  Section 1350 Certifications