Form 10-Q
period 2010-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2010-11-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission file
September 30, 2010	000-20616

PEOPLES BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-09581843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 East Main Street, Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (864) 859-2265

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

Yes  ______                  No ___X___

The number of outstanding shares of the issuer’s $1.11 par value common stock as of November 6, 2010 was 7,003,063.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets (Dollars in thousands except per share and share data)
	September 30, 2010	December 31, 2009	September 30, 2009
	Unaudited	Audited	Unaudited
ASSETS
CASH AND DUE FROM BANKS	$8,883	$11,862	$8,132
INTEREST-BEARING DEPOSITS IN OTHER BANKS	17	420	282
FEDERAL FUNDS SOLD	2,169	14,592	6,545
Total cash and cash equivalents	11,069	26,874	14,959
SECURITIES
Trading assets	52	128	214
Available for sale	128,287	103,227	99,641
Held to maturity (market value of $8,120, $8,621
and $10,025)	7,815	8,402	9,698
Other investments, at cost	4,196	4,456	4,737
LOANS-less allowance for loan losses of $8,317, $7,431 and
$7,357	343,580	366,143	376,363
PREMISES AND EQUIPMENT, net of accumulated
depreciation and amortization	11,726	12,270	12,520
ACCRUED INTEREST RECEIVABLE	2,299	2,371	2,363
OTHER REAL ESTATE OWNED	14,714	11,490	10,073
CASH SURRENDER VALUE OF LIFE INSURANCE	12,668	12,304	12,181
OTHER ASSETS	8,884	8,936	4,995
TOTAL ASSETS	$545,290	$556,601	$547,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
DEPOSITS
Noninterest-bearing	$48,813	$55,367	$45,637
Interest-bearing	425,184	429,629	411,854
Total deposits	473,997	484,996	457,491
SECURITIES SOLD UNDER REPURCHASE
AGREEMENTS	12,856	12,785	13,985
FEDERAL FUNDS PURCHASED	-	399	-
FEDERAL HOME LOAN BANK ADVANCES	-	-	16,500
ACCRUED INTEREST PAYABLE	1,718	2,049	2,289
OTHER LIABILITIES	2,502	1,929	2,122
Total Liabilities	491,073	502,158	492,387
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized Preferred stock Series T - $1,000 per share liquidation preference; issued and outstanding-12,660 shares at September 30, 2010,
December 31, 2009 and September 30, 2009.	12,102	11,991	11,955
Preferred stock Series W - $1,000 per share liquidation preference; issued and outstanding – 633 shares at September 30, 2010,
December 31, 2009 and September 30, 2009	685	697	700
Common stock – 15,000,000 shares authorized, $1.11
par value per share, 7,003,063 shares, 7,003,063 shares
and 7,003,063 shares outstanding, respectively	7,774	7,774	7,774
Additional paid-in capital	41,689	41,658	41,638
Retained earnings (deficit)	(10,258)	(9,702)	(9,559)
Accumulated other comprehensive income	2,225	2,025	2,849
Total Shareholders’ Equity	54,217	54,443	55,357
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$545,290	$556,601	$547,744

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries Consolidated Statements of Income (Loss) (Dollars in thousands except per share and share data)
Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$5,228	$5,517	$16,128	$17,447
Interest on securities
Taxable	889	847	2,569	2,579
Tax-exempt	357	369	1,083	1,121
Interest on federal funds	9	2	31	3
Total interest income	6,483	6,735	19,811	21,150

INTEREST EXPENSE
Interest on deposits	1,739	2,316	5,570	7,777
Interest on federal funds purchased and securities
sold under repurchase agreements	25	19	69	68
Interest on notes payable Federal Home Loan Bank	1	22	1	91
Interest on notes payable - other	-	-	-	182
Total interest expense	1,765	2,357	5,640	8,118
Net interest income	4,718	4,378	14,171	13,032
PROVISION FOR LOAN LOSSES	1,515	2,030	6,110	3,608
Net interest income after provision for loan losses	3,203	2,348	8,061	9,424

NON-INTEREST INCOME
Service charges on deposit accounts	410	420	1,164	1,228
Customer service fees	18	21	82	91
Mortgage banking	183	64	332	417
Brokerage services	46	46	135	143
Bank owned life insurance	140	139	415	409
Gain on sale of available-for-sale securities	150	-	964	5
Other noninterest income	257	260	628	551
Total noninterest income	1,204	950	3,720	2,844
NON-INTEREST EXPENSES
Salaries and benefits	2,020	2,097	6,123	6,353
Occupancy	252	264	746	753
Equipment	247	292	767	888
Marketing and advertising	35	37	115	109
Communications	60	63	181	187
Printing and supplies	35	36	106	114
Bank paid loan costs	95	62	206	204
Net operation cost of other real estate owned	455	463	1,001	888
Director fees	71	90	239	275
ATM/Debit card expenses	67	60	191	261
Legal and professional fees	119	160	350	413
Regulatory assessments	337	234	994	745
Other post employment benefits	74	91	239	273
Other operating expenses	355	372	1,086	1,054
Total noninterest expenses	4,222	4,321	12,344	12,517
Income (loss) before income taxes	185	(1,023)	(563)	(249)
PROVISION FOR INCOME TAXES (BENEFIT)	(91)	(505)	(623)	(507)
Net income (loss)	276	(518)	60	258
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	172	85	517	213
Net accretion of discount on preferred stock	33	32	99	40
Net income (loss) available to common shareholders	$71	$(635)	$(556)	$5

INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01	$(0.09)	$(0.08)	$0.00
DILUTED	$0.01	$(0.09)	$(0.08)	$0.00

WEIGHTED AVERAGE COMMON SHARES
BASIC	7,003,063	7,003,063	7,003,063	7,040,245
DILUTED	7,003,063	7,003,063	7,003,063	7,097,144

CASH DIVIDENDS PAID PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of
Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

									Accumulated
									Other	Total
	Preferred Stock		Preferred Stock				Additional	Retained	Compre-	Share-
	Series T		Series W		Common Stock		Paid-in	Earnings	hensive	holders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2008	-	$-	-	$-	7,070,139	$7,848	$41,752	$(9,564)	$1,476	$41,512
Net income	-	-	-	-	-	-	-	258	-	258
Other comprehensive Income, net of tax:
Unrealized holding gains on
securities available for sale,
net income tax of $466	-	-	-	-	-	-	-	-	1,370	1,370
Reclassification adjustments
for gains included in net
income net of income taxes
$2	-	-	-	-	-	-	-	-	3	3
Comprehensive income										1,631
Issuance of preferred stock	12,660	11,910	633	705	-	-	-	-	-	12,615
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(213)	-	(213)
Proceeds from stock options
Exercised	-	-	-	-	500	1	1	-	-	2
Common shares surrendered
by dissenting shareholders	-	-	-	-	(67,576)	(75)	(168)	-		(243)
Accretion (amortization)
of preferred stock	-	45		(5)				(40)	-	-
Stock-based compensation	-	-	-	-	-	-	53	-	-	53
Balance, September 30,
2009	12,660	$11,955	633	$700	7,003,063	$7,774	$41,638	$(9,559)	$2,849	$55,357

Balance, December 31, 2009	12,660	$11,991	633	$697	7,003,063	$7,774	$41,658	$(9,702)	$2,025	$54,443
Net income	-	-	-	-	-	-	-	60	-	60
Other comprehensive Income, net of tax:
Unrealized holding losses on
securities available for sale,
net income tax of $(148)	-	-	-	-	-	-	-	-	(436)	(436)
Reclassification adjustments
for gains included in net
income net of income taxes
$328	-	-	-	-	-	-	-	-	636	636
Comprehensive income										260
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(517)	-	(517)
Accretion (amortization)
of preferred stock	-	111		(12)				(99)	-	-
Stock-based compensation	-	-	-	-	-	-	31	-	-	31
Balance, September 30,
2010	12,660	$12,102	633	$685	7,003,063	$7,774	$41,689	$(10,258)	$2,225	$54,217

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)	Nine moenths Ended
(Unaudited)	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60	$258
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of premises and equipment	-	(5)
(Gain) loss from trading assets	76	(167)
Gain on sale of securities available for sale	(964)	(5)
(Gain) loss on sale of other real estate	18	(192)
Other than temporary write-down on Silverton Bank Stock	-	160
Provision for loan losses	6,110	3,608
Depreciation and amortization	648	790
Amortization and accretion (net) of premiums and
discounts on securities	293	5
Stock-based compensation	31	53
Decrease in accrued interest receivable	72	322
(Increase) decrease in other assets	(68)	1,671
Decrease in accrued interest payable	(331)	(347)
Increase in other liabilities	573	573
Net cash provided by operating activities	6,518	6,724

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(57,615)	(17,421)
Purchases of other investments	-	(1,191)
Proceeds from principal pay-downs on securities available for sale	14,812	11,712
Proceeds from the maturities and calls of securities available for sale	2,000	2,945
Proceeds from the maturities and calls of securities held to maturity	595	4,000
Proceeds from the sale of securities available for sale	16,968	-
Increase in cash surrender value of life insurance	(364)	(366)
Proceeds from the sale of other real estate owned	4,616	7,510
Net (increase) decrease in loans	8,613	(2,632)
Proceeds form the sale of premises and equipment	-	5
Purchase of premises and equipment	(104)	(110)
Net cash provided (used) by investing activities	(10,479)	4,452

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,999)	12,122
Net increase (decrease) in securities sold under repurchase agreements	71	(8,196)
Net decrease in federal funds purchased	(399)	(1,028)
Net decrease in Federal Home Loan Bank advances	-	(18,100)
Net decrease in notes payable to South Carolina Bank & Trust	-	(11,000)
Proceeds from the exercise of stock options	-	2
Common shares surrendered by dissenting shareholders	-	(243)
Proceeds from the issuance of preferred stock and warrants	-	12,615
Cash dividends paid on preferred stock	(517)	(213)
Net cash used in financing activities	(11,844)	(14,041)
Net decrease in cash and cash equivalents	(15,805)	(2,865)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,874	17,824
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,069	$14,959

CASH PAID FOR
Interest	$5,971	$8,440
Income taxes	$322	$29
NON-CASH TRANSACTIONS
Change in unrealized loss on available for sale securities	$200	$1,373
Loans transferred to other real estate	$7,840	$12,155

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Peoples Bancorporation, Inc., (the “Company’) and its wholly owned subsidiaries, The Peoples National Bank, Bank of Anderson, N. A., and Seneca National Bank (collectively referred to as the “Banks”).  All significant intercompany balances and transactions have been eliminated.  The Banks operate under individual national bank charters and provide full banking services to customers.  The Banks are subject to regulation by the Office of the Comptroller of the Currency (“OCC”).  The Company is subject to regulation by the Federal Reserve Board (“FRB”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of these policies is included in the 2009 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

           Cash and cash equivalents includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.  All have maturities of three months or less.

EARNINGS (LOSS) PER COMMON SHARE

            Earnings (loss) per common share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification. The assumed conversion of stock options creates the difference between basic and diluted net income per share.  Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented.  Stock options on 155,147 shares of the Company’s common stock are excluded from the computation of net loss per diluted share at September 30, 2010 because their inclusion would be anti-dilutive due to the net loss in that period.

	Nine Months Ended September 30,
	2010	2009
Net (loss) income available to common
shareholders (in thousands)	$(556)	$5

Weighted average shares outstanding:
Basic	7,003,063	7,040,245
Effect of dilutive securities:
Stock options	-	56,899
Diluted	7,003,063	7,097,144

Income (loss) per common share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00

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

Securities are summarized as follows as of September 30, 2010 (tabular amounts in thousands):

TRADING ASSETS:

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$52	$-	$-	$52

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$7,186	$293	$-	$7,479

MORTGAGE BACKED SECURITIES
Maturing within one year	528	35	-	563
Maturing after one year but within five years	47,281	1,295	139	48,437
Maturing after five years but within ten years	19,130	325	25	19,430
Maturing after ten years	19,598	339	58	19,879
	86,537	1,994	222	88,309
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	895	70	-	965
Maturing after five years but within ten years	9,497	412	1	9,908
Maturing after ten years	20,200	873	43	21,030
	30,592	1,355	44	31 903
OTHER SECURITIES
Maturing after ten years	602	-	6	596

Total securities available for sale	$124,917	$3,642	$272	$128,287

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$1,397	$25	$-	$1,422
Maturing after one but within five years	2,069	84	-	2,153
Maturing after five years but within ten years	3,205	94	-	3,299
Maturing after ten years	1,144	102	-	1,246
Total securities held to maturity	$7,815	$305	$-	$8,120

Securities are summarized as follows as of December 31, 2009 (tabular amounts in thousands):

TRADING ASSETS:

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$128	$-	$-	$128

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$6,792	$340	$-	$7,132

MORTGAGE BACKED SECURITIES
Maturing within one year	1,410	21	-	1,431
Maturing after one year but within five years	55,162	2,214	47	57,329
Maturing after five years but within ten years	3,147	25	6	3,166
Maturing after ten years	4,094	118	6	4,206
	63,813	2,378	59	66,132
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	457	36	-	493
Maturing after five years but within ten years	4,327	98	23	4,402
Maturing after ten years	24,166	417	80	24,503
	28,950	551	103	29,398
OTHER SECURITIES
Maturing after ten years	604	-	39	565

Total securities available for sale	$100,159	$3,269	$201	$103,227

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$596	$1	$-	$597
Maturing after one but within five years	3,117	127	-	3,244
Maturing after five years but within ten years	3,260	57	-	3,317
Maturing after ten years	1,429	34	-	1,463
Total securities held to maturity	$8,402	$219	$-	$8,621

Securities are summarized as follows as of September 30, 2009 (tabular amounts in thousands):

TRADING ASSETS:

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$214	$-	$-	$214

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$4,991	$265	$-	$5,256
Maturing after ten years	3,896	157	-	4,053
	8,887	422	-	9,309

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
MORTGAGE BACKED SECURITIES
Maturing within one year	362	21	-	383
Maturing after one year but within five years	55,311	2,490	-	57,801
Maturing after five years but within ten years	2,785	16	-	2,801
	58,458	2,527	-	60,985
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	457	38	-	495
Maturing after five years but within ten years	3,977	157	-	4,134
Maturing after ten years	22,941	1,272	-	24,213
	27,375	1,467	-	28,842
OTHER SECURITIES
Maturing after ten years	604	-	99	505

Total securities available for sale	$95,324	$4,416	$99	$99,641

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$697	$5	$-	$702
Maturing after one but within five years	3,659	128	-	3,787
Maturing after five years but within ten years	3,350	105	-	3,455
Maturing after ten years	1,992	89	-	2,081
Total securities held to maturity	$9,698	$327	$-	$10,025

OTHER INVESTMENTS, at cost

The Banks, as members of institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  These investments are carried at cost.  No ready market exists for these stocks and they have no quoted market values.

The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010:

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$23,623	$222	$-	$-	$23,623	$222
Other securities	507	6	-	-	507	6
States and political subdivisions	2,586	44	-	-	2,586	44
Total	$26,716	$272	$-	$-	$26,716	$272

No individual security available for sale was in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit rating, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuers, and therefore, these losses are not considered other-than-temporary.  The category “other securities” above is comprised of corporate debt securities.

STOCK-BASED COMPENSATION

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  During the first nine months of 2010, options to purchase 8,000 shares were granted with a weighted average fair value of $2.11 per share.

At September 30, 2010, an aggregate of 353,150 shares were reserved for issuance upon exercise of options. The following is a summary of the status of the Company’s plans as of September 30, 2010 and changes during the nine months ended September 30, 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	154,868	$9.86
Granted	8,000	2.11
Exercised	-	-
Forfeited	(7,721)	8.16
Outstanding, September 30, 2010	155,147	$10.36	$6.45	$-

Options exercisable, September 30, 2010	133,786	$9.90	$6.45	$-

For the first nine months of 2010, we recognized compensation cost of approximately $31,000 related to unvested stock options.

FAIR VALUE

The FASB Accounting Standards Codification provides a framework for measuring and disclosing fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Assets and liabilities measured at fair value are as follows as of September 30, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$7,479	$-	$7,479
Mortgage Backed Securities	-	88,309	-	88,309
Obligations of States and
Political Subdivisions	-	31,903	-	31,903
Other Securities	-	596	-	596
Trading Assets	52	-	-	52
Total	$52	$128,287	$-	$128,339

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Nonrecurring Basis:
Impaired loans	$-	$16,451	$-	$16,451
Other real estate owned	-	14,714	-	14,714
Total	$-	$31,165	$-	$31,165

Assets and liabilities measured at fair value are as follows as of December 31, 2009 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$7,132	$-	$7,132
Mortgage Backed Securities	-	66,132	-	66,132
Obligations of States and
Political Subdivisions	-	29,398	-	29,398
Other Securities	-	565	-	565
Trading Assets	128	-	-	128
Total	$128	$103,227	$-	$103,355

Nonrecurring Basis:
Impaired loans	$-	$14,746	$-	$14,746
Other real estate owned	-	11,490	-	11,490
Total	$-	$26,236	$-	$26,236

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Cash and due from banks	$8,883	$8,883	$11,862	$11,862
Interest-bearing deposits in other banks	17	17	420	420
Federal funds sold	2,169	2,169	14,592	14,592
Trading assets	52	52	128	128
Securities available for sale	128,287	128,287	103,227	103,227
Securities held to maturity	7,815	8,120	8,402	8,621
Other investments	4,196	4,196	4,456	4,456
Loans (gross)	351,897	345,503	373,574	370,420
Cash surrender value life insurance	12,668	12,668	12,304	12,304

Financial liabilities:
Deposits	$473,997	$470,006	$484,996	$477,788
Securities sold under repurchase agreements	12,856	12,856	12,785	12,785
Federal funds purchased	-	-	399	399

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RECENT DEVELOPMENTS

On August 16, 2010 the Peoples National Bank entered into a written agreement with the OCC, which requires the bank to take various actions with respect to the operation of the bank.  The agreement resulted from the OCC’s examination of the bank begun in the first quarter of 2010.  The terms of the agreement are discussed on a Form 8-K that was filed August 19, 2010.

SUBSEQUENT EVENTS

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.  In July 2010 the Company made the decision to close the Mills Avenue Office of The Peoples National Bank in Greenville, South Carolina as part of an ongoing effort to reduce expenses.  When the office is closed in November 2010, we will perform an evaluation of the book value versus fair value of the Mills Avenue Office and related assets.  If the book value exceeds the fair value then there will be an impairment charge taken against that asset.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2009 Annual Report on Form  10-K.  Results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be attained for any other period.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

The Company’s consolidated operations for the third quarter of 2010 resulted in net income of $276,000 compared to net loss of $518,000 for the third quarter of 2009.  The Company’s consolidated operations for the nine months ended September 30, 2010 resulted in a net income of $60,000 compared to net income of $258,000 for the nine months ended September 30, 2009.  After deducting for dividends on preferred stock and net accretion of the discount on preferred stock, the three-month period ended September 30, 2010 resulted in a net income available to common shareholders of $71,000 or $0.01 per diluted share compared to net loss of $635,000 or $0.09 per diluted share for the third quarter of 2009.  Net loss available to common shareholders for the nine months ended September 30, 2010 was $556,000 or $0.08 per diluted share compared to net income available to common shareholders of $5,000 or $0.00 per diluted share for the nine months ended September 30, 2009. The return on average common equity, which is annualized net income (or loss) available to common shareholders as a percentage of average total common equity, for the three months and nine months ended September 30, 2010 was 0.68% and (1.79)% respectively, compared to (5.99)%  and 0.02% respectively for the three months and nine months ended September 30, 2009.  Return on average assets, which is annualized net income (or loss) divided by average assets, for the three months and nine months ended September 30, 2010 was 0.20% and 0.01% respectively, compared to (0.38)% and 0.06% respectively for the three months and nine months ended September 30, 2009.

Interest Income, Interest Expense and Net Interest Income

The largest component of the Company’s revenue is interest income.  Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses increased $340,000 or 7.8% to $4,718,000 for the quarter ended September 30, 2010 compared to $4,378,000 for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010 net interest income before provision for loan losses increased $1,139,000 or 8.7% to $14,171,000 compared to $13,032,000 for the nine months ended September 30, 2009.  The Company’s net interest margin for the three and nine months ended September 30, 2010 was 3.78% and 3.80% respectively, compared to 3.45% and 3.45% for the three months and nine months ended September 30, 2009.  The increase in net interest margin is attributable to a significant decrease in the Company’s cost of funds.

The Company’s total interest income for the third quarter of 2010 was $6,483,000 compared to $6,735,000 for the third quarter of 2009, a decrease of $252,000, or 3.7%.  Total interest income for the nine months ended September 30, 2010 was $19,811,000 compared to $21,150,000 for the nine months ended September 30, 2009, a decrease of $1,339,000 or 6.3%.  Interest and fees on loans, the largest component of total interest income, decreased by $289,000 in the third quarter of 2010 to $5,228,000 compared to $5,517,000 for the third quarter of 2009, a decrease of 5.2%.  Interest and fees on loans decreased by $1,319,000 in the nine months ended September 30, 2010 to $16,128,000 compared to $17,447,000 for the nine months ended September 30, 2009, a decrease of 7.6%.  The decrease in interest and fees on loans for the three-month and nine-month periods is primarily attributable to lower average loan balances.  Interest on taxable securities, the second largest component of total interest income, increased by $42,000 in the third quarter of 2010 to $889,000 compared to $847,000 for the third quarter of 2009, an increase of 5.0%.  Interest on taxable securities decreased $10,000 for the nine months ended September 30, 2010 to $2,569,000 compared to $2,579,000 for the nine months ended September 30, 2009, a decrease of 0.4%.  Interest on tax-exempt securities decreased by $12,000 or 3.3% to $357,000 in the third quarter of 2010 compared to $369,000 for the third quarter of 2009.  Interest on tax-exempt securities decreased $38,000 for the nine months ended September 30, 2010 to $1,083,000 compared to $1,121,000 for the nine months ended September 30, 2009, a decrease of 3.4%.   Interest on federal funds sold was $9,000 in the third quarter of 2010 compared to $2,000 for the third quarter of 2009.  Interest on federal funds sold was $31,000 for the first nine months of 2010 compared to $3,000 for the same period of 2009.

The Company’s total interest expense for the third quarter of 2010 was $1,765,000 compared to $2,357,000 for the third quarter of 2009, a decrease of $592,000, or 25.1%.  Total interest expense for the nine months ended September 30, 2010 was $5,640,000, compared to $8,118,000 for the nine months ended September 30, 2009, a decrease of $2,478,000 or 30.5%.  Interest expense on deposits, the largest component of total interest expense, decreased by $577,000 in the third quarter of 2010 to $1,739,000 compared to $2,316,000 for the third quarter of 2009, a decrease of 24.9%.  Interest on deposits decreased $2,207,000 for the nine months ended September 30, 2010 to $5,570,000 compared to $7,777,000 for the nine months ended September 30, 2009, a decrease of 28.4%.  The decrease in interest expense on deposits for the three-month and nine-month periods is attributable to lower funding rates, partially offset by higher average balances.  Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, increased $6,000 or 31.6% to $25,000 in the third quarter of 2010 compared to $19,000 for the third quarter of 2009.  Interest on federal funds purchased and securities sold under repurchase agreements increased $1,000 or 1.4% from $68,000 in the first nine months of 2009 compared to $69,000 for the same period of 2010.  The increase in interest on federal funds purchased and securities sold under repurchase agreements is attributable to higher cost of funds from securities sold under repurchase agreements.

Interest on advances from the Federal Home Loan Bank was $1,000 for each of the third quarter and the first nine months of 2010, as the Company had no Federal Home Loan Bank borrowings until the third quarter of 2010.  This compares to $22,000 for the third quarter of 2009 and $91,000 for the first nine months of 2009.  There was no interest expense on interest on notes payable-other for the third quarters of both 2010 and 2009, and $182,000 for the first nine months of 2009 compared to zero expense during the same period of 2010.  This expense is associated with the line of credit that was drawn by the Company during the fourth quarter of 2008, and subsequently repaid during the second quarter of 2009 with a portion of the proceeds from the sale of preferred stock to the U. S. Treasury.

Provision for Loan Losses

The provision for loan losses during the third quarter of 2010 was $1,515,000, compared to $2,030,000 for the third quarter of 2009, a decrease of $515,000 or 25.4%.  The provision for loan losses for the first nine months of 2010 increased $2,502,000 or 69.3% to $6,110,000, compared to $3,608,000 for the first nine months of 2009.  The changes in the Company’s provision for loan losses for the third quarter and first nine months of 2010 are based on management’s ongoing evaluation of the Company’s overall credit quality and its estimate of loan losses inherent in the loan portfolio.  See “BALANCE SHEET REVIEW – Allowance for Loan Losses.”

Non-interest Income

Non-interest income increased by $254,000 or 26.7% to $1,204,000 for the third quarter of 2010 compared to $950,000 for the third quarter of 2009.  Non-interest income increased $876,000 or 30.8% to $3,720,000 for the first nine months of 2010 compared to $2,844,000 for the first nine months of 2009.  During the third quarter and first nine months of 2010, the Company realized net gains on the sale of available-for-sale securities of $150,000 and $964,000 respectively, compared to no gain on the sale of available-for-sale securities during the third quarter of 2009 and a net $5,000 gain during the first nine months of 2009.  Service fees on deposits, typically the largest component of non-interest income, decreased $10,000 or 2.4% to $410,000 for the third quarter of 2010 compared to $420,000 for the third quarter of 2009, and decreased $64,000 or 5.2% to $1,164,000 for the first nine months of 2010 compared to $1,228,000 for the same period of 2009, primarily as a result of customers incurring less overdraft fees.

Mortgage banking fees increased from $64,000 in the third quarter of 2009 to $183,000 in the third quarter of 2010, an increase of $119,000 or 185.9%.  Mortgage banking fees decreased $85,000 or 20.4% to $332,000 for the first nine months of 2010 compared to $417,000 for the same period of 2009.  The changes in mortgage banking income levels are due to wide fluctuations in the demand for residential mortgage loan originations at the Banks.  Income on bank-owned life insurance increased $1,000 or 0.7% in the third quarter of 2010 to $140,000 compared to $139,000 for the third quarter of 2009, and increased $6,000 or 1.5% to $415,000 for the first nine months of 2010 compared to $409,000 for the first nine months of 2009.  Brokerage service income for the third quarter of 2010 was $46,000, no change from the $46,000 for the third quarter 2009.  Brokerage service income decreased from $143,000 in the first nine months of 2009 to $135,000 in the first nine months of 2010, a decrease of $8,000 or 5.6%, due to lower commissions.

Customer service fees decreased $3,000 or 14.3% to $18,000 in the third quarter of 2010 compared to $21,000 for the third quarter of 2009 and decreased $9,000 or 9.9% to $82,000 for the first nine months of 2010 compared to $91,000 for the first nine months of 2009.  Other non-interest income decreased $3,000 or 1.2% from $260,000 during the third quarter of 2009 to $257,000 for the third quarter of 2010, and increased $77,000 or 14.0% from $551,000 for the first nine months of 2009 to $628,000 for the same period of 2010.  This change is largely attributable to the impact of a $160,000 write-down due to impairment of stock in Silverton Bank, which was recorded during the first quarter of 2009.

Non-interest Expense

Total non-interest expense decreased $99,000 or 2.3% to $4,222,000 for the third quarter of 2010 from $4,321,000 for the third quarter of 2009.  Total non-interest expense decreased $173,000 or 1.4% to $12,344,000 for the first nine months of 2010 from $12,517,000 for the first nine months of 2009.  Salaries and benefits, the largest component of non-interest expense, decreased $77,000 or 3.7% to $2,020,000 for the third quarter of 2010 from $2,097,000 for the third quarter of 2009.  Salaries and benefits decreased $230,000 or 3.6% to $6,123,000 for the first nine months of 2010 from $6,353,000 for the first nine months of 2009.

Occupancy and furniture and equipment expenses decreased $57,000 or 10.3% to $449,000 in the third quarter of 2010 compared to $556,000 in the third quarter of 2009. Occupancy and furniture and equipment expenses decreased $128,000 or 7.8% to $1,513,000 in the first nine months of 2010 compared to $1,641,000 in the first nine months of 2009.       Communication expense decreased $3,000 or 4.8% from $63,000 in the third quarter of 2009 to $60,000 during the third quarter of 2010.  Communication expense decreased $6,000 or 3.2% to $181,000 in the first nine months of 2010 compared to $187,000 in the first nine months of 2009. Printing and supplies decreased $1,000 or 2.8% from $36,000 for the third quarter of 2009 to $35,000 for the third quarter of 2010.  Printing and supplies decreased $8,000 or 7.0% to $106,000 in the first nine months of 2010 compared to $114,000 in the first nine months of 2009.  These decreases were the result of continued efforts by management to limit and reduce expenses in response to weakened economic conditions.

Net cost of operation of other real estate owned decreased $8,000 or 1.7% to $455,000 in the third quarter of 2010 compared to $463,000 in the third quarter of 2009.  Net cost of operation of other real estate owned increased $113,000 or 12.7% to $1,001,000 in the first nine months of 2010 compared to $888,000 in the first nine months of 2009.  There was a net loss of $89,000 in the third quarter of 2010 on the sale of other real estate owned compared to a gain of $154,000 for the same period in 2009, a decrease of $243,000.  During the first nine months of 2010 there was a net loss of $18,000 on the sale of other real estate owned compared to a gain of $192,000 during the same period of 2009, a decrease of $210,000.  Rental income on other real estate owned during the first nine months of 2010 amounted to $57,000 compared to $4,000 during the same period of 2009, an increase of $53,000.  No rental income on other real estate was reported during the third quarter of 2010 and 2009.  Expenses included in the net cost of operation of other real estate owned include write-downs of other real estate owned, taxes paid, legal fees, utilities, maintenance, etc. These expenses decreased $44,000 or 4.1% to $1,040,000 in the first nine months of 2010 compared to $1,084,000 for the first nine months of 2009 and decreased $236,000 or 38.0% to $385,000 for the third quarter of 2010 compared to $621,000 for the third quarter of 2009.

Bank paid loan costs increased $33,000 or 53.2% to $95,000 in the third quarter of 2010 compared to $62,000 in the third quarter 2009.  Bank paid loan costs increased $2,000 or 1.0% to $206,000 in the first nine months of 2010 compared to $204,000 in the first nine months of 2009.

Marketing and advertising expense decreased $2,000 or 5.4% to $35,000 in the third quarter of 2010 compared to $37,000 in the third quarter of 2009.  Marketing and advertising expense increased $6,000 or 5.5% from $109,000 in the first nine months of 2009 to $115,000 during the first nine months of 2010.  This increase is attributable to a higher level of marketing activity at the Banks, although marketing activity was still somewhat restricted by the weak economy.  Legal and professional expenses decreased $41,000 or 25.6% to $119,000 for the third quarter of 2010 compared to $160,000 for the third quarter of 2009.  Legal and professional expenses decreased $63,000 or 15.3% to $350,000 in the first nine months of 2010 compared to $413,000 in the first nine months of 2009.

Regulatory assessments increased $103,000 or 44.0% from $234,000 for the third quarter of 2009 to $337,000 for the third quarter of 2010.  Regulatory assessments increased $249,000 or 33.4% to $994,000 in the first nine months of 2010 compared to $745,000 in the first nine months of 2009.  Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) by the Company’s three Banks.

All other operating expenses decreased by $17,000 or 4.7% to $355,000 in the third quarter of 2010 compared to $372,000 for the third quarter of 2009, and increased $32,000 or 3.0% to $1,086,000 for the first nine months of 2010 compared to $1,054,000 for the first nine months of 2009.

Income Taxes

Income taxes amounted to a $623,000 tax benefit for the first nine months of 2010 compared to a $507,000 tax benefit for the first nine months of 2009.   Incomes taxes amounted to a benefit of $91,000 for the third quarter of 2010 compared to a $505,000 tax benefit for the third quarter of 2009.The provision for income taxes is an estimate, and management considers several factors in making this estimate, including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 72.0% of total earning assets.  As of September 30, 2010, the Company held total gross loans outstanding of $351,897,000, a decrease of $21,677,000 or 5.8% from $373,574,000 in total gross loans outstanding at December 31, 2009, and a decrease of $31,823,000 or 8.3% from $383,720,000 in total gross loans outstanding at September 30, 2009.  The decrease in outstanding loans comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries, with some decrease resulting from a number of loans that were charged-off or converted into other real estate owned through foreclosures or deeds in lieu of foreclosure.

Loan Portfolio Composition	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)

Commercial and industrial – not secured by real estate	$35,615	$39,981	$40,838
Commercial and industrial – secured by real estate	119,862	120,102	118,634
Residential real estate – mortgage	130,602	126,544	130,744
Residential real estate – construction	52,482	72,668	78,812
Consumer loans	13,336	14,279	14,692
Gross loans	$351,897	$373,574	$383,720

The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company’s loans for the three months and nine months ended September 30, 2010 was 5.86% and 5.92%, respectively, compared to 5.69% and 5.93% for the three months and nine months ended September 30, 2009.  The Federal Reserve continues to keep the federal funds target rate near zero for an “extended period” of time.  A large portion of the Company’s adjustable-rate loans, which constitute approximately 31.7% of the loan portfolio, reprice following an interest-rate change by the Federal Reserve.

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

The allowance for loan losses at September 30, 2010 was $8,317,000, or 2.36% of loans outstanding, compared to $7,431,000, or 1.99% of loans outstanding, at December 31, 2009, and to $7,357,000, or 1.92% of loans outstanding, at September 30, 2009.  At September 30, 2010 the Company had $18,189,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest, and $14,714,000 in other real estate owned. This compares to $14,881,000 in non-accruing loans, no loans more than ninety days past due and still accruing interest, and $11,490,000 in other real estate owned at December 31, 2009.  At September 30, 2009 the Company had $20,153,000 in non-accruing loans, $214,000 in loans more than ninety days past due and still accruing interest, and $10,073,000 in other real estate owned.  The increase in non-accruing loans and other real estate owned from December 31, 2009 to September 30, 2010 is due to the continuing weakened economic environment.  The Company’s non-performing loans at September 30, 2010 consisted of $16,162,000 in mortgage loans, $2,008,000 in commercial loans, and $19,000 in consumer loans.  Non-performing assets as a percentage of loans and other real estate were 8.97%, 6.85% and 7.73% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The $14,714,000 in other real estate owned at September 30, 2010, consists of $11,919,000 in construction and land development property, $2,067,000 in 1-to-4-family residential properties, $376,000 in multi-family properties and $352,000 in non-farm non-residential properties.

Net charge-offs during the nine months ended September 30, 2010 were $5,224,000 compared to net charge-offs of $6,744,000 for the year ended December 31, 2009 and net charge-offs of $5,469,000 for the nine months ended September 30, 2009. The allowance for loan losses as a percentage of non-performing loans was 46%, 50%, and 36% as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

The Company’s local economy continues to struggle. The housing market, including construction and development projects, has experienced stress from reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. Although management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding at September 30, 2010, no assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  However, the Company continues to diligently assess its risk, particularly in the real estate market, and the Company’s special assets department has been proactive in foreclosure actions and sales in 2010 and 2009.  Management believes these actions should start to decrease the Company’s non-performing assets levels in future periods.

Securities

The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities.  The Company had $52,000 in trading assets at September 30, 2010, compared to $128,000 at December 31, 2009 and $214,000 in trading assets at September 30, 2009.  The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company’s interest-rate sensitivity goals, to secure public deposits, and to generate income.  At September 30, 2010 securities totaled $140,350,000, which represented 28.7% of total earning assets.  Total securities increased $24,137,000 or 20.8% from $116,213,000 invested as of December 31, 2009 and increased $26,060,000 or 22.8% from $114,290,000 invested as of September 30, 2009.  The size of the Company’s investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

At September 30, 2010 the Company’s total investments classified as available for sale had an amortized cost of $124,917,000 and a market value of $128,287,000 for a net unrealized gain of $3,370,000.  This compares to an amortized cost of $100,159,000 and a market value of $103,227,000 for an unrealized gain of $3,068,000 on the Company’s investments classified as available for sale at December 31, 2009.  At September 30, 2009 the Company’s total investments classified as available for sale had an amortized cost of $95,324,000 and a market value of $99,641,000 for an unrealized gain of $4,317,000.  Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than book value, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

During the first nine months of 2010 the Company sold approximately $17 million of available-for-sale securities for a net gain of approximately $964,000.  The proceeds of the sale were mostly reinvested in other available-for-sale securities.  Although the new securities typically bear lower rates of interest than the securities sold, the sales allowed the Company to increase the levels of capital at the Banks.

Securities with carrying amounts of $31,066,000 at September 30, 2010 were pledged to secure public deposits and for other purposes required or permitted by law.

Other Real Estate Owned

The Company’s other real estate owned was $14,714,000 at September 30, 2010, an increase of $3,224,000 or 28.1% from $11,490,000 at December 31, 2009 and an increase of $4,641,000, or 46.1% from $10,073,000 at September 30, 2009.  During the first nine months of 2010, the Company acquired $7,840,000 in other real estate, sold $4,492,000 in properties and wrote-down $124,000 of other real estate owned.  During 2009, the Company acquired $15,536,000 in other real estate, sold $9,344,000 in properties and wrote-down $130,000.

Cash Surrender Value of Life Insurance

           The Company’s cash surrender value of life insurance was $12,668,000 at September 30, 2010, an increase of $364,000, or 3.0%, from the $12,304,000 held at December 31, 2009 and an increase of $487,000, or 4.0%, from the $12,181,000 held at September 30, 2009.  The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased $15,805,000, or 58.8%, to $11,069,000 at September 30, 2010 from $26,874,000 at December 31, 2009, and decreased $3,890,000, or 26.0%, from $14,959,000 at September 30, 2009.  The substantial decrease in cash and cash equivalents is largely attributable to an increase in investment securities at the Banks.  From time to time there are swings in the level of cash and cash equivalents, which are due to normal fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Deposits

The Banks’ primary source of funds for loans and investments is their deposits.  Total deposits decreased $10,999,000, or 2.3%, to $473,997,000 at September 30, 2010 from $484,996,000 at December 31, 2009 and increased $16,506,000, or 3.6%, from $457,491,000 at September 30, 2009.  Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

For the nine months ended September 30, 2010, interest-bearing deposits averaged $427,270,000 compared to $399,811,000 for the same period of 2009.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta, as well as to manage the interest rate risk at the Banks.  At September 30, 2010 brokered deposits totaled $42,971,000, compared to $59,565,000 and $51,475,000 in brokered deposits at December 31, 2009 and September 30, 2009.  At September 30, 2010, of the total brokered deposits $17,850,000 was acquired through the Certificate of Deposit Account Registry Service (“CDARS”), compared with $34,517,000 at December 31, 2009 and $25,287,000 at September 30, 2009. The Company considers brokered funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

The average interest rate paid on interest-bearing deposits was 1.74% during the nine months ended September 30, 2010 compared to 2.59% for the same period of 2009 and 2.43% for the twelve months ended December 31, 2009.  In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions.  At September 30, 2010, interest-bearing deposits comprised 89.7% of total deposits compared to 88.6% at December 31, 2009 and 90.0% at September 30, 2009.

The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 75% at September 30, 2010, 78% at December 31, 2009 and 76% at September 30, 2009.  Time deposits of $100,000 or more represented 25.1% of total deposits at September 30, 2010, 26.0% at December 31, 2009 and 24.3% at September 30, 2009. The Company’s larger denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.  The permanent increase of the maximum FDIC insurance amount from $100,000 to $250,000 may also provide stability to time deposits over $100,000 but less than $250,000.

Borrowings

The Company’s borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, and short-term advances from the Federal Home Loan Bank (“FHLB”).  At September 30, 2010 borrowings totaled $12,856,000 and were comprised solely of securities sold under repurchase agreements.  At December 31, 2009 borrowings totaled $13,184,000 and were comprised of $399,000 in federal funds purchased, and $12,785,000 in securities sold under repurchase agreements.  At September 30, 2009 borrowings totaled $30,485,000 and were comprised of $16,500,000 in short-term advances from the FHLB and $13,985,000 in securities sold under repurchase.  Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold, securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At September 30, 2010, The Peoples National Bank had total borrowing capacity from the FHLB equal to $64,230,000, all of which was unused. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $27,820,000, all of which was unused at September 30, 2010.  Seneca National Bank had established secured lines of credit with the FHLB at September 30, 2010 of $11,590,000, all of which was unused.  At September 30, 2010, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $22,000,000.

Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside those of its subsidiaries, and requires funds to pay limited operating expenses and dividends.  The parent company’s liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

During the first nine months of 2010, the Company made capital expenditures of approximately $163,000 related to new information technology equipment and upgrades, office equipment, an ATM and building upgrades at two of our Bank locations.  The Company also makes other capital expenditures in the normal course of business.

Company management believes its liquidity sources are adequate to meet its operating needs and is not aware of any trends that may result in the Company’s liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At September 30, 2010, the Banks had issued commitments to extend credit of $72,827,000 through various types of arrangements.  The commitments generally expire within one year.  Past experience indicates that many of these commitments to extend credit will expire not fully used.  As described under “Liquidity,” the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank’s customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $2,628,000 at September 30, 2010.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the standby letters of credit.  The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY AND RESOURCES

The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

The Company and the Banks are required to maintain certain capital ratios by federal banking regulators.  The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2010:

CAPITAL RATIOS
(Dollars in thousands)

	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total Risk-based Capital	$52,849	14.02%	N/A	N/A	$30,156	8.00%
Tier 1 Risk-based Capital	48,155	12.77	N/A	N/A	15,084	4.00
Leverage Ratio	48,155	8.89	N/A	N/A	21,677	4.00

The Peoples National Bank (1):
Total Risk-based Capital	$30,968	13.13%	$23,586	10.00%	$18,869	8.00%
Tier 1 Risk-based Capital	27,981	11.86	14,156	6.00	9,437	4.00
Leverage Ratio	27,981	8.71	16,063	5.00	12,850	4.00

Bank of Anderson, N. A. (1):
Total Risk-based Capital	$13,502	15.36%	$8,790	10.00%	$7,032	8.00%
Tier 1 Risk-based Capital	12,397	14.11	5,272	6.00	3,514	4.00
Leverage Ratio	12,397	8.73	7,100	5.00	5,680	4.00

Seneca National Bank (1):
Total Risk-based Capital	$7,212	13.61%	$5,299	10.00%	$4,239	8.00%
Tier 1 Risk-based Capital	6,611	12.47	3,181	6.00	2,121	4.00
Leverage Ratio	6,611	8.76	3,773	5.00	3,019	4.00

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.   Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.

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

Each of the Banks has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position.  Accordingly, the Banks also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Bank’s short-term interest-rate risk.  According to the model, as of September 30, 2010 the Company was positioned so that net interest income would increase $391,000 over the next twelve months if market interest rates were to suddenly rise by 100 basis points at the beginning of the same period.  Conversely, net interest income would decline $70,000 over the next twelve months if interest rates were to suddenly decline by 100 basis points at the beginning of the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 6.                 Exhibits

     Exhibits.

10	Formal Agreement between The Peoples National Bank and the Office of the Comptroller of the Currency, dated August 16, 2010
31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORPORATION, INC.

Dated: November 12, 2010	By:	/s/ L. Andrew Westbrook, III
L. Andrew Westbrook, III
President and Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Robert E. Dye, Jr.
Robert E. Dye, Jr.
Senior Vice President and CFO
(principal financial officer)

Exhibit Index

Exhibit No.                           Description of Exhibit

10	Formal Agreement between The Peoples National Bank and the Office of the Comptroller of the Currency, dated August 16, 2010
31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications