Form 10-K
period 2010-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2011-03-31
CIK 885542

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission File No. 000-20616
Peoples Bancorporation, Inc.
(Exact name of Registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0951843 (IRS Employer Identification No.)

1818 East Main Street, Easley, South Carolina 29640
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s Telephone Number, Including Area Code:  (864) 859-2265

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934:
None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934:
Common Stock, $1.11 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]      No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes [ X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ]  (Not yet applicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”   “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                              Accelerated filer [   ]

Non-accelerated filer   [   ]                              Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (5,107,859 shares) on June 30, 2010, the last day of the Registrant’s most recently completed second fiscal quarter, was approximately $8,683,000.  The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (5,118,487 shares) on March 24, 2011 was approximately $7,166,000. For the purpose of this determination, officers, directors and holders of 5% or more of the Registrant’s common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant’s common stock, as of March 21, 2011:  7,003,063 shares of $1.11 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders – Part III

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

•	credit risks;
•	higher than anticipated levels of defaults on loans;
•	perceptions by depositors about the safety of their deposits;
•	ability to weather the current economic downturn;
•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
•
the risks of opening new offices, including, without limitation, the  related costs and time of building customer relationships and  integrating operations as part of these endeavors and the failure to  achieve expected gains, revenue growth and/or expense savings from  such endeavors;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;
•	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
•	changes in requirements of regulatory authorities;
•	changes in accounting policies, rules and practices;
•	cost and difficulty of implementing changes in technology or products;
•	loss of consumer or investor confidence;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

PART I

ITEM 1.                                BUSINESS

The Company

Peoples Bancorporation, Inc. (the “Company”) was incorporated under South Carolina law on March 6, 1992, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Peoples National Bank, Easley, South Carolina.  The Company commenced operations on July 1, 1992 upon effectiveness of the acquisition of The Peoples National Bank.  The Company has three wholly-owned subsidiaries: The Peoples National Bank, Easley, South Carolina, a national bank which commenced business operations in August 1986; Bank of Anderson, National Association, Anderson, South Carolina, a national bank which commenced business operations in September 1998; and, Seneca National Bank, Seneca, South Carolina, a national bank which commenced business operations in February 1999 (sometimes referred to herein as the “Banks”).

The Company engages in no significant operations other than the ownership of its three subsidiaries and the support thereof.  The Company conducts its business from eight banking offices located in the Upstate Area of South Carolina.

The principal offices of the Company are located at 1818 East Main Street, Easley, South Carolina 29640.  The Company’s telephone number is (864) 859-2265.  The principal office of The Peoples National Bank is located at 1800 East Main Street, Easley, South Carolina 29640.  The principal office of Bank of Anderson, National Association is located at 201 East Greenville Street, Anderson, South Carolina 29621, and the principal office of Seneca National Bank is located at 201 Highway 123 Bypass, Seneca, South Carolina 29678.

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

As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries.  The Company coordinates the financial resources of the consolidated enterprises and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities.  The Company’s operating revenues and net income are derived primarily from its subsidiaries through dividends and fees for services performed.

Territory Served and Competition

The Peoples National Bank serves its customers from five locations; two offices in the city of Easley and one office in the city of Pickens, South Carolina, which are located in Pickens County; one office in the unincorporated community of Powdersville, South Carolina, which is located in the northeast section of Anderson County; and one office in the city of Greenville, South Carolina, which is located in Greenville County.  Easley, South Carolina is located approximately 10 miles west of Greenville, South Carolina.  Pickens, South Carolina is located approximately 8 miles north of Easley, and Powdersville, South Carolina is located approximately 12 miles southeast of Easley.

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

Each subsidiary of the Company is a separately chartered bank, and therefore each bank is responsible for developing and maintaining its own customers and accounts.  Located in Easley, South Carolina, The Peoples National Bank’s customer base is primarily derived from Greenville and Pickens Counties, South Carolina and the northeast section of Anderson County, South Carolina.  Bank of Anderson’s primary service area is Anderson County, South Carolina, and more particularly the City of Anderson.  Seneca National Bank derives most of its customer base from the City of Seneca and surrounding Oconee County, South Carolina.

The Banks compete with several large national banks, which dominate the commercial banking industry in their service areas and in South Carolina generally.  In addition, the Banks compete with other community banks, savings institutions and credit unions.  In Pickens County, there are thirty-one competitor bank offices, two savings institution offices, and one credit union office.  In Anderson County there are fifty-six competitor bank offices, two savings institution offices, and five credit union offices.  In Oconee County, there are nineteen competitor bank offices, six savings institution offices, and one credit union office. In Greenville County there are one hundred fifty-six competitor bank offices, ten savings institution offices, and eight credit union offices. The Peoples National Bank had approximately 10.9% of the deposits of Federal Deposit Insurance Corporation (“FDIC”)-insured institutions in Pickens County and 0.4% in Greenville County. The Peoples National Bank and Bank of Anderson, combined, had approximately 7.0% of the deposits of FDIC-insured institutions in Anderson County.  Seneca National Bank had approximately 5.7% of the deposits of FDIC-insured institutions in Oconee County.  The foregoing information is as of June 30, 2010, the most recent date for which such information is available from the FDIC.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2010, 2009 and 2008.  This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

	AVERAGE CONSOLIDATED BALANCE SHEETS (dollars in thousands) For the years ended December 31,
	2010	2009	2008
Assets
Cash and Due from Banks	$9,257	$12,344	$9,852

Taxable Securities	87,071	73,088	57,918
Tax-Exempt Securities	38,029	38,242	38,968
Federal Funds Sold	13,027	5,937	3,791

Gross Loans	359,828	388,359	416,161
Less: Allowance for Loan Losses	(8,214)	(7,969)	(5,937)
Net Loans	351,614	380,390	410,224

Other Assets	49,031	40,138	32,953
Total Assets	$548,029	$550,139	$553,706

Liabilities and Shareholders’ Equity
Noninterest-bearing Deposits	$48,881	$46,320	$46,778
Interest-bearing Deposits:
Interest Checking	63,684	62,622	64,239
Savings Deposits	10,659	10,327	9,119
Money Market	83,507	52,707	29,421
Certificates of Deposit	232,828	249,556	252,641
Individual Retirement Accounts	36,221	31,991	30,004
Total Interest-bearing Deposits	426,899	407,203	385,424

Short-term Borrowings	13,994	37,547	69,127
Notes Payable - Other	-	3,385	1,846
Other Liabilities	4,278	4,605	3,561
Total Liabilities	494,052	499,060	506,736

Preferred Stock	12,745	8,754	-
Common Stock	7,773	7,808	7,839
Additional Paid-in Capital	41,675	41,691	41,680
Retained Earnings (Deficit)	(8,216)	(7,174)	(2,549)
Total Shareholders’ Equity	53,977	51,079	46,970

Total Liabilities and Shareholders’ Equity	$548,029	$550,139	$553,706

The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2010, 2009 and 2008 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

	Year Ended December 31, 2010 (dollars in thousands)
Assets	Average Amount	Interest Earned/Paid	Average Yield/Rate
Interest-bearing Deposits at Other Banks	$111	$2	1.80%

Securities – Taxable	87,071	3,430	3.94%
Tax-Exempt	38,029	1,441	5.74	%(1)

Federal Funds Sold	13,027	38	0.29%

Gross Loans (2)	359,828	21,341	5.93%

Total Earning Assets	$498,066	$26,252	5.42	%(1)

Liabilities
Interest Checking	$63,684	$530	0.83%
Savings Deposits	10,659	32	0.30%
Money Market	83,507	1,181	1.41%
Certificates of Deposit	232,828	4,537	1.95%
Individual Retirement Accounts	36,221	898	2.48%
	426,899	7,178

Short-term Borrowings	13,994	95	0.67%
Long-term Borrowings	-	-	0.00%

Total Interest-bearing Liabilities	$440,893	$7,273	1.65%

Excess of Interest-earning Assets
over Interest-bearing Liabilities	$57,173
Net Interest Income		$18,979
Interest Rate Spread			3.77	%(1)
Net Yield on Earning Assets (3)			3.96	%(1)

(1) Includes a tax-equivalent adjustment of $742 to reflect the federal tax benefit of the tax-exempt securities using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances.  Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest income by total interest-earning assets.

Year Ended December 31, 2009 (dollars in thousands)
Assets	Average Amount	Interest Earned/Paid	Average Yield/Rate

Interest-bearing Deposits at Other Banks	$569	$23	4.04%

Securities – Taxable	73,088	3,445	4.71%
Tax-Exempt	38,242	1,498	5.94	%(1)

Federal Funds Sold	5,937	9	0.15%

Gross Loans (2)	388,359	23,190	5.97%

Total Earning Assets	$506,195	$28,165	5.72	%(1)

Liabilities
Interest Checking	$62,622	$468	0.75%
Savings Deposits	10,327	47	0.46%
Money Market	52,707	1,126	2.14%
Certificates of Deposit	249,556	7,205	2.89%
Individual Retirement Accounts	31,991	1,061	3.32%
	407,203	9,907

Short-term Borrowings	37,547	181	0.48%
Long-term Borrowings	3,385	182	5.38%

Total Interest-bearing Liabilities	$448,135	$10,270	2.29%

Excess of Interest-earning Assets
over Interest-bearing Liabilities	$58,060
Net Interest Income		$17,895
Interest Rate Spread			3.43	%(1)
Net Yield on Earning Assets (3)			3.69	%(1)

(1)  Includes a tax-equivalent adjustment of $774 to reflect the federal tax benefit of the tax-exempt securities using a federal tax rate of 34%.

(2) For purposes of these analyses, non-accruing loans are included in the average balances.  Loan fees included in interest earned are not material to the presentation.

(3) Net yield on interest-earning assets is calculated by dividing net interest income by total interest-earning assets.

Year Ended December 31, 2008 (dollars in thousands)
Assets	Average Amount	Interest Earned/Paid	Average Yield/Rate

Interest-bearing Deposits at Other Banks	$668	$33	4.94%

Securities – Taxable	57,918	3,017	5.21%
Tax-Exempt	38,968	1,502	5.84	%(1)

Federal Funds Sold	3,791	61	1.61%

Gross Loans (2)	416,161	27,188	6.53%

Total Earning Assets	$517,506	$31,801	6.29	%(1)

Liabilities
Interest Checking	$64,239	$761	1.18%
Savings Deposits	9,119	40	0.44%
Money Market	29,421	731	2.48%
Certificates of Deposit	252,641	10,298	4.08%
Individual Retirement Accounts	30,004	1,283	4.28%
	385,424	13,113

Short-term Borrowings	69,127	1,949	2.82%
Long-term Borrowings	1,846	105	5.69%

Total Interest-bearing Liabilities	$456,397	$15,167	3.32%

Excess of Interest-earning Assets
over Interest-bearing Liabilities	$61,109
Net Interest Income		$16,634
Interest Rate Spread			2.97	%(1)
Net Yield on Earning Assets (3)			3.36	%(1)

(1) Includes a tax-equivalent adjustment of $774 to reflect the federal tax benefit of the tax-exempt securities using a federal tax rate of 34%.

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

	Year Ended December 31, 2010 compared to 2009 (dollars in thousands)
	Change in Volume	Change in Rate	Total Change

Interest earned on:
Interest-bearing Deposits at Other Banks	$(13)	$(8)	$(21)
Securities
Taxable	605	(620)	(15)
Tax-Exempt (1)	(8)	(49)	(57)
Federal Funds Sold	16	13	29
Gross Loans (2)	(1,698)	(151)	(1,849)

Total Interest Income	(1,098)	(815)	(1,913)

Interest paid on:
Interest Checking	8	54	62
Savings Deposits	1	(16)	(15)
Money Market	547	(492)	55
Certificates of Deposit	(404)	(2,264)	(2,668)
Individual Retirement Accounts	123	(286)	(163)
	275	(3,004)	(2,729)
Short-term Borrowings	(137)	51	(86)
Notes Payable - Other	(91)	(91)	(182)

Total Interest Expense	47	(3,044)	(2,997)

Change in Net Interest Income	$(1,145)	$2,229	$1,084

(1) Tax-exempt income is shown on an actual, rather than, taxable equivalent basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances.  Loan fees included in interest earned are not material to the presentation.

As reflected in the table above, less interest was earned during 2010 compared to 2009 due to lower rates and decreased volume of loans and other earning assets.  Interest expense was also lower in 2010 compared to 2009 due to lower market rates, and was partially offset by increased volume of deposits and other interest-bearing liabilities.  The net effect of these differences was an overall increase in the Company’s net interest income.

	Year Ended December 31, 2009 compared to 2008 (dollars in thousands)
	Change in Volume	Change in Rate	Total Change

Interest earned on:
Interest-bearing Deposits at Other Banks	$(4)	$(6)	$(10)
Securities
Taxable	753	(325)	428
Tax-Exempt (1)	(28)	24	(4)
Federal Funds Sold	19	(71)	(52)
Gross Loans (2)	(1,738)	(2,260)	(3,998)

Total Interest Income	(998)	(2,638)	(3,636)

Interest paid on:
Interest Checking	(16)	(277)	(293)
Savings Deposits	5	2	7
Money Market	538	(143)	395
Certificates of Deposit	(107)	(2,986)	(3,093)
Individual Retirement Accounts	75	(297)	(222)
	495	(3,701)	(3,206)
Short-term Borrowings	(521)	(1,248)	(1,769)
Notes Payable - Other	85	(8)	77

Total Interest Expense	59	(4,957)	(4,898)

Change in Net Interest Income	$(1,057)	$2,319	$1,262

(1) Tax-exempt income is shown on an actual, rather than, taxable equivalent basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances.  Loan fees included in interest earned are not material to the presentation.

As reflected in the table above, less interest was earned during 2009 compared to 2008 due to lower rates and decreased volume of loans and other earning assets.  Interest expense was also lower in 2009 compared to 2008 due to lower rates and was partially offset by increased volume of deposits and other interest-bearing liabilities.  The net effect of these differences was an overall increase in the Company’s net interest income.

LOAN PORTFOLIO

The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer, installment, and real estate loans.

Types of Loans

Commercial lending is directed principally towards businesses whose demands for funds fall within each Bank’s legal lending limits and which are potential deposit customers of the Banks.  This category of loans includes loans made to individuals, partnerships or corporate borrowers, and which are obtained for a variety of business purposes.  Particular emphasis is placed on loans to small and medium-sized businesses.  The Company’s commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.  Commercial loans are, however, geographically concentrated primarily to borrowers in the Upstate area of South Carolina. Commercial loans are made on either a secured or unsecured basis.  When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.  At December 31, 2010 approximately $6,975,000, or 3.0% of commercial loans, were unsecured compared to approximately $7,359,000 or 4.6% at December 31, 2009.

The Company’s real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company’s market areas.  The Company does not actively pursue long-term, fixed-rate residential mortgage loans for retention.  However, the Banks do employ mortgage loan originators who originate loans that are pre-sold at origination to third parties.

The Banks’ direct consumer loans consist primarily of secured installment loans to individuals for personal, family and household purposes, including automobile loans to individuals, and pre-approved lines of credit.

Distribution and Maturities of Loan Portfolio

Management believes the loan portfolio is adequately diversified. The largest component of the loan portfolio continues to be loans secured by real estate located primarily in the Upstate area of South Carolina, including certain commercial and industrial loans secured by real estate, mortgage loans, and construction loans.  These loans represent $305,262,000 or 89.6% of total loans at December 31, 2010, compared to $335,212,000 or 89.7% at December 31, 2009.  There are no foreign loans and few if any agricultural loans.  The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at year-end for 2010, 2009, 2008, 2007 and 2006.

2010		2009		2008		2007		2006
Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$28,362	8%	$29,240	8%	$43,451	11%	$47,885	11%	$38,505	11%
Real Estate:
Residential real estate	106,759	31%	107,942	29%	124,445	31%	108,161	26%	97,835	27%
Commercial real estate	192,351	57%	212,812	57%	111,844	28%	107,531	26%	90,298	25%
Construction	6,152	2%	14,458	4%	104,390	26%	138,926	33%	117,465	33%
Consumer and other	7,089	2%	9,122	2%	14,581	4%	16,495	4%	13,978	4%
Total Loans	$340,713	100%	$373,574	100%	$398,711	100%	$418,998	100%	$358,081	100%
Allowance for loan losses	(7,919)		(7,431)		(9,217)		(4,310)		(4,070)
Net Loans	$332,794		$366,143		$389,494		$414,688		$354,011

The following is a presentation of maturities of loans as of December 31, 2010:

	Loan Maturity and Interest Sensitivity (dollars in thousands)
Type of Loans	Due in 1 Year or less	Due After 1 Year up to 5 years	Due after 5 years	Total

Commercial	$12,861	$10,997	$4,504	$28,362
Real Estate	93,878	153,401	57,983	305,262
Consumer and other	2,793	4,093	203	7,089
Total	$109,532	$168,491	$62,690	$340,713

All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2010, the amount of loans due after one year with predetermined interest rates totaled approximately $122,235,000, while the amount of loans due after one year with variable or floating interest rates totaled approximately $108,946,000.

Non-Performing Loans and Real Estate Acquired in Settlement of Loans

The following table presents information on non-performing loans and real estate acquired in settlement of loans:
	December 31, (dollars in thousands)
Non-performing Assets	2010	2009	2008	2007	2006

Non-performing loans:
Non-accrual loans	$15,734	$14,881	$16,950	$7,505	$993
Past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	15,734	14,881	16,950	7,505	993
Real estate acquired in settlement of loans	13,344	11,490	5,428	1,023	271
Total non-performing assets	$29,078	$26,371	$22,378	$8,528	$1,264
Non-performing assets as a
percentage of loans and real estate acquired in settlement of loans	8.21%	6.85%	5.54%	2.03%	0.35%
Allowance for loan losses as a percentage of non- performing loans	50%	50%	54%	57%	410%

In an effort to more accurately reflect the status of the Company’s loan portfolio, accrual of interest is discontinued on a loan that displays certain indications of problems which might jeopardize full and timely collection of principal and/or interest. The Company’s Loan Policy drives the administration of problem loans.  Loans are monitored through continuing review by credit managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, economic and business factors.  Credit management activities, including specific reviews of new large credits, are reviewed by the Directors’ Loan Committees of each banking subsidiary, which meet monthly.

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $1,062,000 for the year ended December 31, 2010.  The interest on those loans that was included in net income for 2010 amounts to $250,000.

At December 31, 2010 there was $15,734,000 of non-accruing loans. The overall increase in non-accruing loans since 2006 is primarily due to deterioration in the residential real estate market in the Company’s service areas.  For some of these non-accruing loans, management does not currently expect any loss of principal.  Where principal losses are expected, these loans have already been written down by the expected amount of the loss.  Furthermore, management believes that the Company’s allowance for loan losses is adequate to absorb any unidentified probable losses.  At December 31, 2010, 90.8% of the Company’s non-accruing loans were secured by real estate.

At December 31, 2010 there was $13,344,000 in real estate acquired in settlement of loans.  This compares to $11,490,000 at December 31, 2009.  During 2010 collateral was obtained from thirty-five loan relationships through foreclosure or deeds in lieu of foreclosure, and fifty-three properties were sold in 2010.  The following table summarizes changes in assets acquired in settlement of loans during the periods noted:

	For the years ended
	December 31,
	2010	2009
BALANCE, BEGINNING OF YEAR	$11,490	$5,428
Additions - foreclosures	9,943	15,536
Sales	(7,017)	(9,344)
Write downs	(522)	(130)
Valuation reserve	(550)	-
BALANCE, END OF YEAR	$13,344	$11,490

As of December 31, 2010 assets acquired in settlement of loans consisted of construction and land lots valued at $9,964,000, residential real estate valued at $2,870,000, and commercial real estate valued at $510,000.  These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time.  Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downturn trend in third party values.

Potential Problem Loans

As of December 31, 2010, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that are not included in non-accruing loans, which (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.  As of December 31, 2010 management had identified $44,799,000 of performing loans where information about the borrowers or other characteristics of the loans indicated an increased risk of non-performance justifying increased management attention.

Impaired Loans

The Company uses practical methods to measure loan impairment permitted by the FASB Accounting Standards Codification. A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.  A loan is also impaired when its original terms are modified in a troubled debt restructuring.  The FASB Accounting Standards Codification requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.  Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries on any amounts previously charged-off. Further cash receipts are applied to interest income, to the extent that any interest has been foregone. Impaired loans totaled approximately $15,619,000 at December 31, 2010 and $14,746,000 at December 31, 2009.    See also Item 8 – Financial Statements and Supplementary Data – Note 1 – “Summary of Significant Accounting Policies and Activities – Allowance for Loan Losses” and Note 4 – “Loans.”

Impaired Loan Analysis (dollar amounts in thousands):

	2010			2009
	Outstanding		Amount	Outstanding		Amount
	#	Amount	Charged-off	#	Amount	Charged-off
Type of Loans
Commercial	2	$483	$-	2	$70	$-
Real Estate	55	15,111	3,058	36	14,667	4,082
Consumer and other	1	25	-	2	9	10
Total	58	$15,619	$3,058	40	$14,746	$4,092

Troubled debt restructurings are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted except for the financial difficulty of the borrower.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  The purpose of a troubled debt restructuring is to facilitate ultimate repayment of the loan.

At December 31, 2010 the principal balance of troubled debt restructurings totaled $1,686,000 representing five loans, compared to $786,000 representing three loans at December 31, 2009.  All troubled debt restructurings were in nonaccrual status at December 31, 2010 and 2009.

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

The purpose of the Company’s allowance for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries. The Company complies with the FASB Accounting Standards Codification when determining the adequacy of the allowance for loan losses. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for loan losses and the related provision, which is charged to expense.  Factors considered in determining the adequacy of the allowance for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrower’s ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans.  By considering the above factors, management attempts to determine the amount of reserves necessary to provide for inherent losses in the loan portfolios of its subsidiaries. However, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company’s local economies, industry trends, and regulatory requirements.

The allowance for loan losses for each portfolio segment is set at an amount that reflects management’s best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the loan portfolios of its bank subsidiaries.  While it is the Company’s policy to charge off in the current period loans in which a loss is considered probable, there are inherent losses that cannot be quantified precisely or attributed to particular loans or classes of loans.  Because the state of the economy, industry trends, and conditions affecting individual borrowers may affect the amount of such losses, management’s estimate of the appropriate amount of the allowance is necessarily approximate and imprecise. The Company and its bank subsidiaries are also subject to regulatory examinations and determinations as to adequacy of the allowance for loan losses, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate.  The Company utilizes its credit administration department, as well as the services of an outside consultant from time to time, to perform quality reviews of its loan portfolio.  The reviews consider the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.  The Office of the Comptroller of the Currency, as part of its routine examination process of national banks, including the Company’s Banks, may require additions to the allowance for loan losses based upon the regulator’s credit evaluations differing from those of management.  The Company’s management believes it has in place the controls and personnel needed to adequately monitor its loan portfolios and the adequacy of the allowance for loan losses.

At December 31, 2010, the allowance for loan losses was $7,919,000 or 2.32% of gross outstanding loans, compared to $7,431,000 or 1.99% of gross outstanding loans at December 31, 2009.  During 2010, the Company experienced net charge-offs of $6,137,000, or 1.71% of average loans, compared to net charge-offs of $6,744,000, or 1.74% of average loans during 2009.  The Company’s provision for loan losses was $6,625,000 in 2010 compared to $4,958,000 in 2009.

Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets.  When increases in the overall level of non-performing and potential problem loans accelerates from the historical trend, management tends to adjust the methodology for determining the allowance for loan losses, which results in increases the provision and the allowance for loan losses.  This typically decreases net income.

The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

Analysis of Allowance for Loan Losses (dollars in thousands)	Year ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$7,431	$9,217	$4,310	$4,070	$3,691
Provision charged to expense	6,625	4,958	13,820	900	943
Charge-offs	(6,572)	(6,989)	(9,037)	(706)	(995)
Recoveries	435	245	124	46	268
Balance as end of period	$7,919	$7,431	$9,217	$4,310	$4,070

The following table sets forth ratios of net charge-offs and the allowance for loan losses to the items stated:

Asset Quality Ratios:
Year Ended December 31,
2010	2009	2008	2007	2006

Net charge-offs to average loans outstanding during the year	1.71%	1.74%	2.14%	0.17%	0.20%
Net charge-offs to total loans outstanding at end of year	1.80%	1.81%	2.24%	0.16%	0.20%
Allowance for loan losses to average loans	2.20%	1.91%	2.21%	1.12%	1.10%
Allowance for loan losses to total loans at end of year	2.32%	1.99%	2.31%	1.03%	1.14%
Net charge-offs to allowance for loan losses at end of year	77.50%	90.75%	96.70%	15.31%	17.86%
Net charge-offs to provision for loan losses	92.63%	136.02%	64.49%	73.33%	77.09%

Allowance for Loan Losses Allocation
     As of December 31, 2010:

(Dollars in thousands)		Residential	Commercial	Commercial	Consumer
	Commercial	Real Estate	Real Estate	Construction	and Other	Total
Specific Reserves:
Impaired Loans	$-	$186	$951	$-	$-	$1,137
General Reserve	513	900	4,677	527	165	6,782
Total	$513	$1,086	$5,628	$527	$165	$7,919

Loans individually
evaluated for impairment	$483	$3,916	$11,203	$-	$17	$15,619
Loans collectively
evaluated for impairment	27,879	102,843	181,148	6,152	7,072	325,094
Total	$28,362	$106,759	$192,351	$6,152	$7,089	$340,713

The following table reflects charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,
	2010		2009		2008		2007		2006
	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries
Commercial	$1,866	$329	$459	$36	$1,360	$42	$298	$9	$165	$-
Residential real estate	1,160	77	2,066	166	3,028	68	210	10	434	164
Commercial real estate	938	6	854	18	1,926	5	-	7	186	73
Commercial Construction	2,589	5	3,514	19	2,651	-	110	7	150	-
Consumer and other	19	18	96	6	72	9	88	13	60	31
Total	$6,572	$435	$6,989	$245	$9,037	$124	$706	$46	$995	$268

The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses.  Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible.  Recoveries of previously charged-off loans are credited back to the allowance.

Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2010.  In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio.  The allowance for loan losses uses the Company’s procedures and methods which include the following risk factors, though not intended to be an all inclusive list:

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

No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company’s subsidiaries.  Such examinations could result in required changes to the allowance for loan losses.

The local economy continues to struggle. The housing market, including construction and development projects, has demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. The Company continues to diligently assess its risk, particularly in the real estate market.  The Company’s special assets department has been proactive in foreclosure actions and sales in 2010.  These actions should start to decrease the Company’s non-performing assets levels.

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

The following table summarizes the amortized cost and market values of investment securities held by the Company at December 31, 2010, 2009 and 2008.

	Securities Portfolio Composition (dollars in thousands)
	2010		2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
TRADING ASSETS
Other Securities	$76	$76	$128	$128	$47	$47

AVAILABLE FOR SALE
Government Sponsored Enterprises	1,588	1,726	6,792	7,132	10,960	11,373
Mortgage Backed Securities	95,660	95,906	63,813	66,132	54,841	56,611
Other Securities	601	577	604	565	767	830
State and Political Subdivisions	32,585	32,441	28,950	29,398	27,199	27,189
Total Available for Sale	130,434	130,650	100,159	103,227	93,767	96,003
HELD TO MATURITY
State and Political Subdivisions	7,249	7,375	8,402	8,621	12,651	12,666

OTHER INVESTMENTS	4,319	4,319	4,456	4,456	3,546	3,546
Total	$142,078	$142,420	$113,145	$116,432	$110,011	$112,262

The Company accounts for investments in accordance with Accounting Standards Codification Topic 320. Investments classified as available for sale are carried at market value.  Unrealized holding gains or losses are reported as a component of shareholders’ equity net of deferred income taxes in comprehensive income.  Securities classified as held to maturity are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts.  In order to qualify as held to maturity, the Company must have the ability and intent to hold the securities to maturity.  Trading securities are carried at market value.  Unrealized holding gains or losses are recognized in income.

At December 31, 2010 the Company’s total investment portfolio classified as available for sale had a book value of $130,434,000 and a market value of $130,650,000 for a net unrealized gain of $216,000.  The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year.  Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than book value, the Company has the ability and intent to hold these securities until the value recovers or the securities mature.

None of the securities in the investment portfolio are considered other-than-temporarily impaired. Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis.  Temporary impairment can occur with rising interest rates, since the market value of a fixed-income investment will fall as interest rates rise. On the other hand, market values will increase as interest rates fall.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2010:

Securities Maturity Schedule (dollars in thousands)
	Amortized Cost	Weighted Average Yield**
TRADING ASSETS
Other Securities
Greater than 10 Years	$76	0.00%

AVAILABLE FOR SALE
Government sponsored enterprises, mortgage backed securities and other securities:
1-5 Years	$61,031	4.71%
5-10 Years	13,420	4.23%
Greater than 10 Years	23,398	4.06%
	97,849	4.49%
State and political subdivisions:
1-5 Years	1,297	5.92	%*
5-10 Years	10,575	5.90	%*
Greater than 10 Years	20,713	6.17	%*
	32,585	6.02	%*
Other investments
No contractual maturity	4,319	n/a
Total	$134,753	4.87	%*

HELD TO MATURITY
State and political subdivisions:
0-1 Year	$1,546	5.27	%*
1-5 Years	1,918	4.81	%*
5-10 Years	3,271	5.86	%*
Greater than 10 Years	514	7.40	%*
Total	$7,249	5.70	%*

*   Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

The Company offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable orders of withdrawal (“NOW”) accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options.  The primary sources of deposits are residents, businesses and employees of businesses within the Company’s market areas obtained through the personal solicitation of the Company’s officers and directors, direct mail solicitations and advertisements published in the local media.  From time to time the Company garners deposits from sources outside of its normal trade areas through the Internet or through brokers.  These deposits are short-term in nature and are used to manage the Company’s short-term liquidity position.  These Internet deposits and brokered deposits are sometimes considered to be more volatile than deposits acquired in the local market areas.  There were no Internet deposits at December 31, 2010 or December 31, 2009.  There were $43,194,000 and $59,565,000 of brokered deposits at December 31, 2010 and December 31, 2009, respectively.  Traditional brokered time deposits booked through the Depository Trust Company increased $73,000 or 0.3% from $25,048,000 at December 31, 2009 to $25,121,000 at December 31, 2010.  Brokered time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) decreased $16,444,000 or 47.6% from $34,517,000 at December 31, 2009 to $18,073,000 at December 31, 2010.  All of the Company’s deposits under the CDARS program are retail in nature and originate from the Banks’ customer base.  The Company considers these brokered funds to be an attractive alternative funding source available for use while it continues efforts to maintain and grow its local deposit base.

The Company pays competitive interest rates on checking, savings, money market, time and individual retirement accounts.  In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks’ market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The Company’s average deposits in 2010 were $475,780,000 compared to $453,523,000 the prior year, an increase of $22,257,000 or 4.9%.  In 2010 the average noninterest-bearing deposits increased approximately $2,561,000 or 5.5%, average interest-bearing checking accounts increased $1,062,000 or 1.7%, average savings accounts increased $332,000 or 3.2%, average money market accounts increased $30,800,000 or 58.4%, average certificates of deposit decreased $16,728,000 or 6.7%, and individual retirement accounts increased $4,230,000 or 13.2%.  Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

The following table presents, for the years ended December 31, 2010, 2009 and 2008, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category	Average Amount (dollars in thousands)			Average Rate Paid
	2010	2009	2008	2010	2009	2008

Noninterest-bearing Deposits	$48,881	$46,320	$46,778	-	-	-
Interest-bearing Deposits
Interest Checking	63,684	62,622	64,239	0.83%	0.75%	1.18%
Savings Deposits	10,659	10,327	9,119	0.30%	0.46%	0.44%
Money Market	83,507	52,707	29,421	1.41%	2.14%	2.48%
Certificates of Deposit	232,828	249,556	252,641	1.95%	2.89%	4.08%
Individual Retirement Accounts	36,221	31,991	30,044	1.68%	3.32%	4.28%

The Company’s core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts.  Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits still continue to provide the Company with a large and stable source of funds.  Core deposits as a percentage of average total deposits averaged approximately 71% in 2010 and 78% in 2009.  The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits.

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more, excluding IRAs, and respective maturities as of December 31, 2010:

Time Certificates of Deposit (dollars in thousands)

3 months or less	$27,528
4-6 months	28,159
7-12 months	22,527
Over 12 months	26,074
Total	$104,288

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2010, 2009 and 2008 are as follows:
2010	2009	2008

Return on average assets	0.07%	0.06%	-1.51%
Return on average total equity	0.71%	0.63%	-17.83%
Return on average common equity	-1.07%	-0.53%	-17.83%
Average equity to average assets ratio	9.85%	9.28%	8.48%
Dividend payout ratio:
Preferred stock	180.63%	120.31%	(1)
Common stock	(2)	(2)	N/A
______________________
(1) Preferred stock was issued in 2009.
(2) No cash dividends were paid on common stock in 2010 or 2009.

SHORT-TERM BORROWINGS

The following table summarizes the Company’s short-term borrowings for the years ended December 31, 2010, 2009 and 2008.  These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.
Weighted
	Maximum		Weighted		Average
	Outstanding	Annual	Average		Interest
	at any	Average	Interest	Year End	Rate at
Year Ended December 31,	Month End	Balance	Rate	Balance	Year End
(dollars in thousands)
2010:
Federal funds purchased	$-	$77	0.64%	$-	0.00%
Securities sold under repurchase agreements	$16,572	$13,809	0.68%	$10,362	0.71%
Advances from Federal Home Loan Bank	$2,000	$154	0.38%	$-	0.00%
2009:
Federal funds purchased	$399	$226	0.83%	$399	0.19%
Securities sold under repurchase agreements	$19,671	$16,122	0.53%	$12,785	0.52%
Advances from Federal Home Loan Bank	$49,500	$21,315	0.44%	$-	0.00%
2008:
Federal funds purchased	$4,197	$649	2.44%	$1,028	1.26%
Securities sold under repurchase agreements	$25,557	$20,832	1.56%	$22,181	0.70%
Advances from Federal Home Loan Bank	$71,700	$47,646	3.37%	$34,600	0.46%

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

Each of the Company’s banking subsidiaries has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position. Accordingly, the Company’s banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Banks’ short-term interest-rate risk.  According to the model, as of December 31, 2010 the Company was positioned so that net interest income would increase by approximately $718,000 over the next twelve months if market interest rates were to rise by 100 basis points at the beginning of the same period.  Conversely, net interest income would decline by approximately $127,000 over the next twelve months if interest rates were to decline by 100 basis points at the beginning of the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all of the actions the Company and its customers could undertake in response to changes in interest rates.

Additionally, each of the Company’s banking subsidiaries measures anticipated changes in its economic value of equity in order to ascertain its long-term interest rate risk.  This is done by calculating the difference between the theoretical market value of the Bank’s assets and liabilities and subjecting the balance sheet to different interest-rate environments to measure and manage long-term interest rate risk.

It is the responsibility of the Asset/Liability Committees to establish parameters for various interest risk measures, to set strategies to control interest rate risk within those parameters, to seek adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving their objectives.

LIQUIDITY

Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold and “securities available for sale.”  In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions.  At December 31, 2010 the Banks in aggregate had unused federal funds lines of credit totaling $22,000,000 with various correspondent banks.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis.  At December 31, 2010 the Banks in the aggregate had no long-term borrowings, no short-term borrowings, and $54,999,000 in unused borrowing capacity from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans, and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from them.  The unused borrowing capacity currently available assumes that the Banks’ $3,241,900 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings.  Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.  Beginning in 2010, the Banks also have the ability to borrow funds from the Federal Reserve Bank through the Discount Window.  This short-term borrowing relationship is collateralized by qualifying 1-4 family construction real estate, residential and commercial land, and commercial and industrial loans, aggregating approximately $12,220,000 at December 31, 2010.  The Banks had no Discount Window advances at December 31, 2010.

Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside of those of its subsidiaries.  Peoples Bancorporation requires liquidity to pay limited operating expenses and cash dividends on preferred stock.  For further discussion of cash dividends on preferred stock see Item 8 – Financial Statements and Supplementary Data – “NOTE 16 – PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS”.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At December 31, 2010, unfunded commitments to extend credit were $68,055,000, of which $62,960,000 were at variable rates and $5,095,000 were at fixed rates. These commitments included $2,898,000 of unfunded amounts of construction loans, $48,169,000 of undisbursed amounts of home equity lines of credit, $11,158,000 of unfunded amounts under commercial lines of credit, and $5,830,000 of other commitments to extend credit. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2010 the Banks had issued commitments to extend credit through various types of arrangements, described further in the table below.

December 31, 2010
(dollars in thousands)
Unused Commitments
Lines of credit secured by residential properties	$48,233
Lines of credit secured by commercial properties	3,589
Other unused commitments	16,233
Total	$68,055

The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used.  However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Banks also issue letters of credit.  A letter of credit is an assurance to a third party that it will not suffer a loss if the Bank’s customer fails to meet his contractual obligation to the third party.  At December 31, 2010, $2,412,000 was committed under letters of credit.  Past experience indicates that many of these letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the letters of credit.  The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio.  Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  The Company did not have any obligations under non-cancelable operating lease agreements at December 31, 2010.  Refer to Note 12 and Note 13 of the Company’s consolidated financial statements for a discussion of financial instruments with off-balance sheet risk and commitments and contingencies.

CAPITAL ADEQUACY AND RESOURCES

The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior public stock offerings, as well as the sale of Fixed Rate Cumulative Perpetual Preferred Stock to the U. S. Treasury, pursuant to its Capital Purchase Program.

For publicly held bank holding companies, such as the Company, capital adequacy is evaluated on a consolidated basis.  The Company’s banking subsidiaries must separately meet additional regulatory capital requirements imposed by the Office of the Comptroller of the Currency (the “Comptroller”). Generally, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) expects bank holding companies to operate above minimum capital levels.

The Federal Reserve Board has adopted a risk-based capital rule that requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8%, with at least 4% being “Tier 1” capital.  Tier 1 capital consists principally of common shareholders’ equity, non-cumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  “Tier 2”  (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital.

The Comptroller’s regulations establish the minimum leverage capital ratio (Tier 1 capital to adjusted total assets) requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  For all other national banks, the minimum leverage capital ratio requirement is 4%.  Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist.  Accordingly, the Comptroller has established individual minimum capital ratios for the Company’s three bank subsidiaries.

Two of the Company’s three bank subsidiaries, have entered into formal agreements with the Comptroller for the banks to take various actions with respect to the operations of the banks. For further discussion of the higher individual minimum capital ratios see footnote 1 to the table below and Item 8 – Financial Statements and Supplementary Data – “NOTE 19 – REGULATORY MATTERS”.

The Company’s and Banks’ capital ratios are presented as follows:

                                                                                   December 31,
	2010	2009
Peoples Bancorporation, Inc.
Risk-based capital ratio	14.12%	13.67%
Tier 1 capital (to risk weighted assets)	12.86%	12.41%
Tier 1 capital (to adjusted total assets)	8.92%	9.03%

Peoples National Bank (1)
Risk-based capital ratio	13.29%	12.87%
Tier 1 capital (to risk weighted assets)	12.03%	11.61%
Tier 1 capital (to adjusted total assets)	8.91%	8.73%

Bank of Anderson (1)
Risk-based capital ratio	15.53%	15.16%
Tier 1 capital (to risk weighted assets)	14.28%	13.90%
Tier 1 capital (to adjusted total assets)	8.33%	9.01%

Seneca National Bank (1)
Risk-based capital ratio	13.71%	12.31%
Tier 1 capital (to risk weighted assets)	12.46%	11.05%
Tier 1 capital (to adjusted total assets)	8.82%	8.08%

(1) The Comptroller has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.  Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.

           See Item 8 – Financial Statements and Supplementary Data, Note 19, for more information about regulatory capital ratios.

PAYMENT OF DIVIDENDS

Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements. The Company’s primary sources of funds with which to pay dividends to shareholders are the dividends it receives from the Banks.

The directors of a national bank may declare a dividend of so much of the undivided profits of the bank as the directors judge to be expedient, subject to certain limitations.  A national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the Comptroller and any transfers required to be made to a fund for the retirement of any preferred stock, unless the Comptroller approves the declaration and payment of dividends in excess of such amount.  The formal agreements with two of the Banks require the Comptroller’s prior approval to pay cash dividends.

The payment of dividends by the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines.  If, in the opinion of the Comptroller, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the Comptroller may require, after notice and hearing, that such bank cease and desist from such practice.  The Comptroller has indicated that paying dividends that deplete a national bank’s capital base to an inadequate level would be an unsafe and unsound banking practice.  The Federal Reserve, the Comptroller and the FDIC have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Company has outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T and Series W (the “Preferred Stock”), which is owned by the U. S. Treasury pursuant to its Capital Purchase Program.  The Company declared and paid $690,000 in preferred stock dividends to the U.S. Treasury in 2010.  The terms of the Preferred Stock limit the Company’s ability to pay common stock dividends or make repurchases of common stock under certain circumstances.  The Company did not pay any cash dividends to its common shareholders in 2010.

For further information see Item 8 – Financial Statements and Supplementary Data – “NOTE 16 – PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS.”

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.  Unlike companies in most other industries, virtually all of the assets and liabilities of financial institutions are monetary in nature.  As a result, interest rates generally have a more significant effect on a financial institution’s performance than does the effect of inflation.  Interest rates do not necessarily change in the same magnitude as do the prices of goods and services.

While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have some effect.  During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits.  Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation that affects the Banks’ customers may also have an indirect effect on the Banks.

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

The Banks have the option to sell loan participations to correspondent banks with respect to loans that exceed the Banks’ lending limits.  Managements of the Banks have established correspondent banking relationships with South Carolina Bank and Trust, N.A., Columbia, South Carolina; CenterState Bank, N.A., Winter Haven, Florida; Community Bankers Bank, Midlothian, Virginia; and Wells Fargo Bank, N.A., Charlotte, North Carolina.  As compensation for services provided by correspondents, the Banks may maintain certain balances with such correspondents in non-interest bearing accounts.

DATA PROCESSING

The Company has a data-processing department, which performs a full range of data-processing services for the Banks.  Such services include an automated general ledger, deposit accounting, loan accounting and data processing.

REGULATORY CONSIDERATIONS

Bank holding companies and banks are extensively regulated under federal and state law.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

The Company and the Banks operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies, and supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Comptroller, and the FDIC.  The Company is also subject to limited regulation by the South Carolina State Board of Financial Institutions.  The following discussion summarizes some of the relevant aspects of the laws and regulations that affect the Company and the Banks.  It is important to note that these laws and regulations are intended primarily for the benefit and protection of the Banks’ depositors and the Depository Insurance Fund, and not for the protection of the Company’s shareholders or creditors.   Proposals to change the laws and regulations that govern the banking industry are frequently raised in Congress, state legislatures, and various bank regulatory agencies, and such proposals have significantly increased in the wake of the recent financial crisis.

Financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies.  This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.  The banking regulators periodically examine the Company and the Banks to assess compliance with applicable requirements and the level of risk existing with respect to the Company’s and the Banks’ capital, asset quality, management, earnings, liquidity and sensitivity to market risk.  When the results of examinations are less than satisfactory, the regulators are authorized to require the Company and the Banks to take appropriate corrective actions through the mechanisms of agreements with the Company or the Banks, or through enforcement orders.  The regulators also have the power to enforce compliance with laws, regulations, regulatory policies and agreements as well as regulatory orders by the imposition of civil money penalties.

Regulation of the Company by the Federal Reserve and State Board

The Company is regulated by the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended (the “BHCA”).  Under the BHCA, a bank holding company is generally prohibited from acquiring control of any company that is not a bank or engaged in permissible activities and from engaging in any business other than the business of banking or managing and controlling banks.  However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto, and are thus permissible for bank holding companies, directly or through subsidiaries, including the following activities: acting as an investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and non-bank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States of America, the states and their political subdivisions.

A bank holding company may engage in a broader range of activities if it becomes a “financial holding company” pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption “Gramm-Leach-Bliley Act.”  Although the Company elected to become a financial holding company as of June 23, 2000, neither the Company nor the Banks used any of the additional powers, and in 2008 the Company changed its status back to that of a bank holding company.  Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Banks as they currently operate.

The BHCA also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company.

As noted above, the Company also is subject to limited regulation by the State Board.  Consequently, the Company must give notice to, or receive the approval of, the State Board pursuant to applicable law and regulations prior to engaging in the acquisition of South Carolina banking institutions or holding companies, or merging with a South Carolina bank holding company.  The Company also may be required to file with the State Board periodic reports with respect to its financial condition and operation, management and inter-company relations between the Company and its subsidiaries.

Obligations of the Company to its Subsidiary Banks

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve and the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund.  The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Certain Transactions by the Company with its Affiliates

Federal law regulates transactions among the Company and its affiliates, including the amount of the Banks’ loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate.  Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller (see Item 1 - Business – “CAPITAL ADEQUACY AND RESOURCES”).  These requirements define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.  In addition, the OCC may establish individual minimum capital requirements for a national bank that are different from the general requirements. Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, ranging, for example, from a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC and placing the Banks in receivership.

The risk-based capital standards of both the Federal Reserve and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates should be considered by the agencies as a factor in evaluating a bank’s capital adequacy.  The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

Bank regulators have continued to indicate their desire to raise capital requirements beyond current levels.  Under the Dodd-Frank Act, regulatory authorities are required to impose new capital requirements on bank holding companies, which may be higher than current levels.  However, management of the Company is unable to predict when any such higher capital requirements would be imposed, and if so, at what levels, and the total impact of such requirements on the Company.

The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2010.  The Comptroller currently requires that all three of the Company’s bank subsidiaries maintain the following minimum capital ratios: Tier-1 capital of at least 8% of adjusted total assets, Tier-1 capital of at least 10% of risk-weighted assets, and total risk-based capital of at least 12% of risk-weighted assets.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks.  Most of the revenues of the Company are expected to continue to result from dividends paid to the Company by the Banks.  There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. See “Item 1 – Business – PAYMENT OF DIVIDENDS” above.

Regulation of the Banks

As national banks, the Banks are subject to supervision by the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board.  With respect to expansion, the Banks may establish branch offices anywhere within the State of South Carolina.  In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking.  The Banks’ loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to; the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Banks are also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

The Banks are also subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.  Each financial institution’s actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Loans and extensions of credit by national banks are subject to legal lending limitations.  Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital, surplus and allowance for loan losses to any person or entity.  In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital, surplus and allowance for loan losses, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations.  This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans.  Loans and extensions of credit may exceed the general lending limits if they qualify under one of several exceptions.  Such exceptions include, among others, certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of banker’s acceptances, loans secured by documents of title, loans secured by U. S. obligations and loans to or guaranteed by the federal government.

As national banks, the Banks are subject to examinations and reviews by the Comptroller.  These examinations are typically completed on site, and the Banks are subject to off-site review as well.  The Banks also submit to the FDIC quarterly reports of condition, as well as such additional reports as the national banking laws may require.

FDIC Insurance Assessments

During the first quarter of 2009, the FDIC announced a special one-time emergency assessment.  The Company’s bank subsidiaries paid $247,000 on September 30, 2009 for the one-time emergency assessment.  On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 31, 2009, the Banks paid $3,981,000 for these quarterly assessments, of which $3,517,000 was booked as a prepaid expense.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.

In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations.  The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets.  The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  Risk categories and debt rating will be eliminated from the assessment calculation for large banks which will instead use scorecards.  The scorecards will include financial measures that are predictive of long-term performance.  A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system will be effective as of April 1, 2011, and assessments will be payable at the end of September.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (the “DRR”) to 2.0%.  The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.  On December 16, 2010 the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees.  The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue.  Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new score-card based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

On December 29, 2010 the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as non-interest bearing transaction accounts for two years ending December 31, 2012.

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

Pursuant to formal agreements with the Comptroller, neither Bank of Anderson, N.A. nor The Peoples National Bank may accept brokered deposits without the prior written advice of “no supervisory objection” from the Assistant Deputy Comptroller.

Interstate Banking

Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentages and other restrictions.  The Dodd-Frank Act discussed below expanded the provisions of the Riegle-Neal Act relating to authority of banks to branch across state lines.  Under the Dodd-Frank Act, the authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company and a bank can engage through affiliations created under a holding company structure or through a financial subsidiary if certain conditions are met.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer’s personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.  The regulations adopted pursuant to the Act govern the consumer’s right to opt-out of further disclosure of nonpublic personal financial information and require the Banks to provide initial and annual privacy notices.  The Act and regulations also required the Banks to develop and maintain comprehensive plans for the safeguarding of customer information, which encompasses all aspects of the Banks’ technological environment, business practices, and facilities.

As noted previously, although the Company initially took advantage of the opportunity to become a financial holding company so that it would have power to offer expanded services, neither the Company nor the Banks used the additional power, and in 2008 the Company reverted its status back to that of a bank holding company.  Although the Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services, the Company continues to believe that its commitment to providing high-quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive related regulations pursuant to the requirements of the Sarbanes-Oxley Act.   The Sarbanes-Oxley Act and the SEC’s related regulations have increased the Company’s cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company does not believe that it will be affected by the Sarbanes-Oxley Act and the related SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Governmental Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing throughout 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury purchased preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighted assets as of September 30, 2008.  The Company filed an application which received approval, and in 2009 the Company sold preferred stock and warrants to the Treasury for $12,660,000.

The FDIC also implemented in October 2008 a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies.  Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components.  Institutions not opting out would be charged fees for their participation in the components.  The Banks did not opt out of either component.

An unfortunate consequence of the difficulties that have beset the banking industry since the latter part of 2008 has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  In order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, issued a special one-time assessment of 5 cents per $100 of assessable deposits paid in September, 2009 based on deposits at June 30, 2009, and adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessments through 2012 on December 31, 2009.  The Banks paid FDIC insurance in the amount of $4,814,000 in 2009 and expensed $1,297,000 in 2009.  The Banks expensed $1,095,000 for FDIC insurance in 2010.  See also “--FDIC Insurance Assessments.”

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act will have extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We are in the process of evaluating this new legislation and determining the impact it will have on our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the act will have on us, though we are confident it will increase our cost of doing business and the time spent by management on regulatory compliance matters.

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

EMPLOYEES

The Company and the Banks employed 107 full-time and 21 part-time persons as of December 31, 2010.  Management believes that its employee relations are good.

EXECUTIVE OFFICERS

The executive officers of the Company are L. Andrew Westbrook, III, President and Chief Executive Officer; R. Riggie Ridgeway, CEO Emeritus; William B. West, Executive Vice President and Treasurer; and Robert E. Dye, Jr., Senior Vice President, Chief Financial Officer and Secretary.  Information about all of the executive officers is set forth in Item 10, Part III of this report on Form 10-K.

AVAILABLE INFORMATION

The Company electronically files with the Securities and Exchange Commission (“SEC”) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, upon written request to Ms. Patricia A. Jensen, Senior Vice President, Peoples Bancorporation, Inc., P.O. Box 1989, Easley, South Carolina 29641.

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

Dramatic declines in the housing market during the prior three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

We anticipate that our current capital resources will satisfy our capital requirements for the immediate future.  Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited, and we could be forced to raise capital on terms that would substantially dilute existing shareholders.

If our loan customers do not pay us as they have contracted to, we may experience losses.

Our principal revenue producing business is making loans.  In originating loans, there is a substantial likelihood that credit losses will be experienced.  The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and in the case of a collateralized loan, the quality of the collateral.  Management maintains an allowance for loan losses based on experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their collectibility is considered questionable.

As of December 31, 2010, the Company’s allowance for loan losses was $7,919,000, which represents approximately 2.3% of its total outstanding loans.  The Banks had $15,734,000 in non-accruing loans as of December 31, 2010.  The allowance may not prove sufficient to cover future loan losses.  Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ non-performing or performing loans.  In addition, regulatory agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.  Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases in the allowance may be required in the future if economic conditions should worsen.  Material additions to the Company’s allowance for loan losses would adversely impact our net income and capital.

If our non-performing assets increase, our earnings will suffer.

At December, 31, 2010 non-performing assets (which consist of non-accruing loans, other loans 90-or-more-days delinquent, and foreclosed real estate and other assets) totaled $29,078,000 or 5.4% of total assets, which is an increase of $2,707,000 or 10.3% over non-performing assets at December 31, 2009.  At December 31, 2009 non-performing assets were $22,378,000 or 4.0% of total assets.  Non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or other real estate owned.  We maintain a reserve for probable losses, which is established through a current period charge to earnings allocated to the provision for loan losses.  When appropriate, we also charge down the value of properties in our portfolio of other real estate owned to reflect changing market values.  There are also legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance expense related to our portfolio of other real estate owned.  The resolution of non-performing assets requires the active involvement of management, which can detract from more profitable endeavors.  Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will increase the allowance accordingly at that time.

Our business is concentrated in the Upstate area of South Carolina, and as has been the case over the prior three years, a continuing downturn in the economy of the area, a continuing decline in area real estate values or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Upstate area of South Carolina.  As a result, our financial condition and results of operations are likely to be affected by changes in the Upstate economy.  Over the past three years, we have experienced the adverse effects of the economic recession in the form of increased default and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired in settlement of loans.  If the economic downturn and general decline in Upstate area real estate values or other adverse economic conditions continue, we would expect continuing decreases in loan demand, increases in default of loans, and decreases in the value of the collateral securing loans.  The existence of all of these adverse economic conditions has a material adverse effect on our business operations, future prospects, and financial condition.  The longer such adverse economic conditions persist, the greater the negative impact on us will be.

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

Our profitability depends upon our net interest income, which is the difference between interest earned on our earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised short-term interest rates seventeen times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.  Beginning in September 2007 the Federal Reserve incrementally decreased short-term interest rates to near zero percent by December 2008, with no subsequent changes in 2009 or 2010.  Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.

Failure of two of our subsidiary banks to comply with the terms of their formal agreements with the OCC could result in penalties and more stringent enforcement action against that bank.

Two of our three Banks, Bank of Anderson, N. A., and The Peoples National Bank both entered into formal agreements with the OCC to take various actions required by the OCC.  Failure of the Banks to fully comply with all of the terms of the formal agreements could result in the OCC’s taking more stringent enforcement actions against the Banks, including the imposition of civil money penalties, the imposition of cease-and-desist orders, or under extreme conditions the appointment of a receiver or revocation of the Banks’ charters.  Such actions by the OCC could have a material adverse effect on our financial condition or results of operation.

Risks Related to Our Common Stock

Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

Our common stock is not traded on any exchange.  Although our common stock is traded over the counter and quotations of bid and ask information are provided by the National Association of Securities Dealers, Inc.’s OTC Bulletin Board, no active trading market has developed and none is expected to develop in the foreseeable future.   Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

We may issue additional securities to raise additional capital to support growth, offset losses, redeem our preferred stock, or to make acquisitions.  Sales of a substantial number of shares of our preferred stock or our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions. The issuance of substantial amounts of additional securities could reduce shareholders’ proportionate ownership of the Company.

The Series T and W Preferred Stock impact net income available to our common shareholders and earnings per common share.

The dividends declared on the Series T and Series W Preferred Stock reduce the net income available to common shareholders and our earnings per common share.  The Series T and W Preferred Stock also are entitled to receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Moreover, the securities purchase agreement between us and the Treasury pursuant to the CPP provides that, prior to the earlier of (i) three years from the date of sale and (ii) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, increase the cash dividend on our common stock.

We may need to raise additional capital in the future to redeem the Series T and W Preferred Stock or to support further growth, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, when we decide to redeem the Series T and W Preferred Stock that we issued to the Treasury Department we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot be assured of the ability to raise additional capital, if needed, on terms that are acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

There is no guarantee we will to pay cash dividends in the future at any level.

Declaration and payment of dividends are within the discretion of our board of directors.  Our Banks are currently our only source of funds with which to pay cash dividends.  Our Banks’ declaration and payment of future dividends to us are within the discretion of the Banks’ boards of directors, and are dependent upon their earnings, financial condition, their need to retain earnings for use in their businesses and other pertinent factors.  The Banks’ payment of dividends is also subject to various regulatory requirements and the ability of the Banks’ regulators to forbid or limit their payment of dividends.

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

Various laws, including the Federal Deposit Insurance Act and the Emergency Economic Stability Act of 2008 (“EESA”), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our banks will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act also makes numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

The laws and regulations applicable to the banking industry could change at any time, and numerous regulations required by the Dodd-Frank Act are yet to be adopted.  Therefore, we cannot predict the impact of these changes on our business or profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, such regulation may not necessarily put us at a competitive disadvantage with respect to other similarly situated banks and holding companies, but our cost of compliance could adversely affect our ability to operate profitably.

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

ITEM 1 B.        UNRESOLVED STAFF COMMENTS

The Company is not an accelerated filer or a large accelerated filer and has not received any comments from the Securities and Exchange Commission regarding its current or periodic reports in the 180 days prior to December 31, 2010.

ITEM 2.        PROPERTIES

The Company’s corporate office is located at 1818 East Main Street in Easley, South Carolina. The property consists of a three-story brick building containing approximately 10,670 square feet on 0.665 acres of land owned by The Peoples National Bank.  This building houses some of the Company’s support functions, including administration, accounting, financial reporting, human resources, marketing, risk management, internal audit, compliance, facilities management, security, and purchasing. The Company also utilizes an adjacent office building located at 1814 East Main Street in Easley, South Carolina. The property consists of a two-story brick building containing approximately 6,624 square feet on 0.566 acres of land owned by The Peoples National Bank.  This building houses some of the Company’s support functions including operations, data processing, and information technology. The Peoples National Bank also owns an adjacent office building located at 1824 East Main Street in Easley, South Carolina. The property consists of approximately 6,600 square feet of office space located in a one-story brick building containing approximately 9,000 square feet on 0.704 acres of land.  The Peoples National Bank is using portions of this facility as office space and file storage, and a portion is currently being leased to a tenant.

The main office of The Peoples National Bank is located at 1800 East Main Street in Easley, South Carolina, adjacent to the Company’s corporate office. The property consists of a two-story brick building of approximately 10,412 square feet, which is constructed on 1.75 acres of land owned by The Peoples National Bank.  Improvements include a three-lane drive-through teller installation, vault, night depository, safe-deposit facilities, and a drive-through automated teller machine.

The Peoples National Bank owns and operates four branch facilities: one in Powdersville, South Carolina located at 4 Hood Road approximately seven miles east of the Bank’s main office containing approximately 3,158 square feet in a one-story brick building situated on 0.812 acres of land; a second branch office in Pickens, South Carolina located at 424 Hampton Avenue approximately ten miles west of the Bank’s main office containing approximately 6,688 square feet in a two-story building on 0.925 acres of land; a third branch office in Easley located at 1053 Pendleton Street approximately 2 miles west of the Bank’s main office containing approximately 3,523 square feet in a one and one-half story building situated on l.077 acres of land; and a fourth branch office in Greenville, South Carolina located at 45 East Antrim Drive approximately thirteen miles east of the Bank’s main office containing approximately 7,000 square feet in a two-story brick building situated on 1.321 acres of land. All branch facilities have improvements including drive-through teller installations, drive-through automated teller machines, vault, night depository, and safe deposit facilities.  The Peoples National Bank closed a branch office in Greenville, South Carolina located at 300 Mills Avenue on November 11, 2010.

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

Bank of Anderson owns and operates one branch facility in Anderson County, South Carolina located at 1434 Pearman Dairy Road approximately five miles northwest of the Bank’s main office containing approximately 3,036 square feet in a one-story brick building situated on 0.86 acres of land. The branch facility has improvements including a drive-through teller installation, drive-through automated teller machine, vault, night depository, and safe deposit box facilities.

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

ITEM 3.       LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management based on consultation with external legal counsel, the outcome of any currently pending litigation is not expected to materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.      (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded over the counter.  Quotations of bid and ask information are provided electronically by the OTC Bulletin Board under the symbol “PBCE.OB.”  The reported high and low bid prices for each quarter of 2010 and 2009 are shown in the following table.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  There is not an active trading market for our common stock.

Quarter Ended	Low	High
March 31, 2010	$1.75	$2.90
June 30, 2010	$1.75	$2.76
September 30, 2010	$1.35	$1.89
December 31, 2010	$1.12	$1.85
March 31, 2009	$1.35	$3.50
June 30, 2009	$2.55	$3.75
September 30, 2009	$2.70	$3.10
December 31, 2009	$2.05	$3.25

As of March 23, 2011, the number of holders of record of the Company’s common stock was 929 and the number of issued and outstanding shares was 7,003,063.

During 2010 the Company paid dividends of $690,000 on its preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program.  The Company paid no cash dividends to its common shareholders in 2010 or 2009.  In prior years cash dividends were paid to common shareholders at the discretion of the Board of Directors.

           On each of July 13, 1992, July 12, 1993, December 12, 1994, November 30, 1995, November 8, 1996, October 31, 1997, December 7, 1998, January 14, 2000, January 5, 2001, January 4, 2002, November 18, 2002, November 17, 2003, January 4, 2005, December 30, 2005, January 5, 2007 and January 4, 2008 the Company paid 5% stock dividends to common shareholders.

It is the policy of the Board of Directors of the Company to reinvest earnings for such periods of time as is necessary to the successful operations of the Company and of the Banks.  Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.  Payment of dividends is also subject to regulatory restrictions (see Item 1 -- Business, “PAYMENT OF DIVIDENDS”), and a contractual agreement not to pay cash dividends, except under certain circumstances, without the prior consent of the U. S. Department of the Treasury while it owns the Company’s preferred stock.

Unregistered Sales of Equity Securities and Use of Proceeds

Other than as reported in a previously filed Form 10-Q or Form 8-K, the Company did not sell any equity securities during the years ended December 31, 2010 and 2009 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any “affiliated purchaser” as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company’s equity securities that are registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2010.  Accordingly, no disclosure is required pursuant to 17 C.F.R. §229.703.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by 17 C.F.R. 229.201(d) is set forth under Item 12.

ITEM 6.                                SELECTED FINANCIAL DATA

	FIVE-YEAR FINANCIAL SUMMARY (All amounts, except per share data, in thousands)
	2010	2009	2008	2007	2006
INCOME STATEMENT DATA
Net interest income	$18,979	$17,895	$16,634	$18,924	$19,337
Provision for loan losses	6,625	4,958	13,820	900	943
Other operating income	4,876	3,701	732	3,842	3,648
Other operating expenses	17,516	17,007	17,106	15,966	15,621
Net income (loss)	383	320	(8,376)	4,343	4,486
Net income (loss) available to
common shareholders	(440)	(224)	(8,376)	4,343	4,486

PER COMMON SHARE DATA (1)
Net income (loss) per common share -
Basic	$(0.06)	$(0.03)	$(1.19)	$0.59	$0.65
Diluted	(0.06)	(0.03)	(1.19)	0.59	0.64
Cash dividends declared	0.00	0.00	0.15	0.20	0.20

BALANCE SHEET DATA
Total assets	$541,070	$556,601	$559,875	$558,443	$503,814
Total deposits	474,754	484,996	445,369	417,621	385,045
Total loans (net)	332,794	366,143	389,494	414,688	354,011
Investment securities	142,294	116,213	112,247	102,693	99,469
Total earning assets	490,696	502,222	520,908	523,597	470,172
Shareholders’ equity	52,297	54,443	41,512	50,241	46,064

OTHER DATA
Return on average assets	0.07%	0.06%	-1.51%	0.84%	0.91%
Return on average common equity	-1.07%	-0.53%	-17.83%	9.03%	10.29%

(1)	Per share data has been restated to reflect 5% stock dividends in 2006 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company set forth in Item 8 —“Financial Statements and Supplementary Data,” and the description of the Company’s business set forth in Item 1 —“Business,” of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s consolidated financial statements.  The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Allowance for Loan Losses

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the “Allowance”) to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance.  The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Many of the Company’s estimates also rely heavily on real estate appraisals by third parties which are themselves estimates. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.   Refer to the discussion under Item 1—“Business-- Provision and Allowance for Loan Losses, Loan Loss Experience” for a detailed description of the Company’s estimation process and methodology related to the Allowance.

With the declines in value of many debt and equity securities during 2010 due to economic conditions, the Company has focused more attention on the process of determining if such declines in its equity securities are “other-than-temporarily impaired.” The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

Assets Acquired in Settlement of Loans

Real estate and other property acquired in settlement of loans is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis when acquired.  Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.  Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties and gains and losses on the sale of foreclosed properties are charged against income.  Costs relating to the development and improvement of such properties are capitalized.

Income Taxes

The Company uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  Valuation allowances are established to reduce deferred taxes if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  No assurance can be given that either the tax returns submitted or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

Total assets decreased $15,531,000 or 2.8% to $541,070,000 at December 31, 2010 from $556,601,000 at December 31, 2009.

The Company experienced a decline in lending activity during 2010 as total outstanding loans, the largest single category of assets, decreased $32,861,000 or 8.8% from $373,574,000 at December 31, 2009 to $340,713,000 at December 31, 2010.  This decrease comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries, with some decrease resulting from a number of loans that were charged off or converted into real estate owned through foreclosures or deeds in lieu of foreclosure.

The Company’s securities portfolio collectively, at amortized cost, increased $28,933,000 or 25.6% from $113,145,000 at December 31, 2009 to $142,078,000 at December 31, 2010.  The increase is part of a strategy designed to replace a portion of maturing loans with securities in order to maintain the Company’s overall investment in earning assets while increasing its liquidity.  Proceeds of the sale of securities in the available-for-sale portfolio in 2009 amounted to approximately $320,000, resulting in a realized gain of $10,000 in 2009.  Similar sales in 2010 totaled $18,560,000 resulting in realized gains of $1,056,000.  Maturities, calls, and principal pay-downs on all securities amounted to $29,216,000 in 2010 compared to $26,367,000 in 2009.  During 2010, the Company made purchases of $75,887,000 in available-for-sale securities and no purchases in securities held to maturity compared to $29,036,000 in available-for-sale securities and no purchases in securities held to maturity in 2009.  None of the Company’s mortgage-backed securities are backed by subprime mortgages, and accordingly their value has not been diminished by the “subprime crisis.”  The Company does not engage in, and does not expect to engage in, hedging activities.

Cash and due from banks balances decreased $5,250,000 or 44.3% from $11,862,000 at December 31, 2009 to $6,612,000 at December 31, 2010.  The Company had $10,631,000 in federal funds sold as of December 31, 2010, compared to $14,592,000 in federal funds sold at December 31, 2009.  The swings in the levels of cash and federal funds sold are due to fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Cash surrender value of life insurance increased $487,000 or 4.0% from $12,304,000 at December 31, 2009 to $12,791,000 at December 31, 2010, due to the normal appreciation in the cash surrender value associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Assets acquired in settlement of loans increased $1,854,000 or 16.1% from $11,490,000 at December 31, 2009 to $13,344,000 at December 31, 2010.  Assets acquired in settlement of loans primarily consists of residential real estate consisting of 1-to-4 family homes and development lots.  In 2010, the Banks acquired real estate in the amount of $9,943,000, sold real estate acquired in settlement of loans for $7,017,000, wrote down $522,000 of real estate acquired in settlement of loans and provided $550,000 to a valuation reserve for these assets.   Real estate activity in the Company’s market area is exhibiting the weaknesses that have plagued other markets, resulting in the higher amounts of these distressed assets.

Other assets comprised largely of prepaid expenses, tax benefits, and deferred income taxes increased $356,000 or 4.0% to $9,292,000 at December 31, 2010 from $8,936,000 at December 31, 2009.  This increase is attributable to an increase in deferred tax assets of $1,620,000 or 39.4% to $5,734,000 at December 31, 2010 from $4,114,000 at December 31, 2009, and partially offset by a decrease in prepaid expenses of $993,000 or 24.2% to $3,114,000 at December 31, 2010 from $4,107,000 at December 31, 2009.  The bulk of the decrease in prepaid expenses is related to prepaid FDIC assessments in the amount of $3,517,000 at December 31, 2009 and $2,491,000 at December 31, 2010.

Total liabilities decreased $13,386,000 or 2.7% from $502,158,000 at December 31, 2009 to $488,772,000 at December 31, 2010.  Total deposits decreased $10,242,000 or 2.1% to $474,754,000 at December 31, 2010 from $484,996,000 at December 31, 2009. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and borrowings from the Federal Home Loan Bank of Atlanta, as well as to manage the interest-rate risk at the Banks.  At December 31, 2010 brokered deposits totaled $43,194,000, down from $59,565,000 at December 31, 2009, a decrease of $16,371,000 or 27.5%.  Traditional brokered time deposits booked through the Depository Trust Company increased $73,000 or 0.3% to $25,121,000 at December 31, 2010 from $25,048,000 at December 31, 2009.  Brokered time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) decreased $16,444,000 or 47.6% from $34,517,000 at December 31, 2009 to $18,073,000 at December 31, 2010.

Securities sold under repurchase agreements decreased $2,423,000 or 19.0% from $12,785,000 at December 31, 2009 to $10,362,000 at December 31, 2010.  There were no federal funds purchased at December 31, 2010, compared to $399,000 in federal funds purchased as of December 31, 2009.  There were no advances from the Federal Home Loan Bank at December 31, 2010 or 2009.  Federal Home Loan Bank advances are used to support the liquidity needs of the Company.

Shareholders’ equity decreased $2,146,000 or 3.9% from $54,443,000 at December 31, 2009 to $52,297,000 at December 31, 2010.  This decrease is primarily the result of a decrease in the unrealized gain on the Banks’ available-for-sale investment portfolio, which decreased $1,881,000 or 92.9% from $2,025,000 at December 31, 2009 to $144,000 at December 31, 2010.  The changes in the market valuation of the investment portfolio were directly related to the changes in bond market interest rates during the year.

EARNINGS PERFORMANCE

2010 Compared to 2009

Overview

The Company’s consolidated operations for the twelve months ended December 31, 2010 resulted in net income of $382,000 compared to a net income of $320,000 for the twelve months ended December 31, 2009.  After deducting for dividends on preferred stock and net amortization of preferred stock, the year ended December 31, 2010 resulted in a net loss available to common shareholders of $440,000 or $0.06 per basic and diluted share, compared to a net loss available to common shareholders of $224,000 or $0.03 per basic and diluted share for the year ended December 31, 2009.

Interest Income, Interest Expense and Net Interest Income

Net interest income, which constitutes the principal source of our income, represents the excess of interest income on earning assets over interest expense on interest-bearing liabilities. The Company’s net interest income increased $1,084,000 or 6.1% to $18,979,000 for the year ended December 31, 2010 compared to $17,895,000 for the year ended December 31, 2009.

The Company’s total interest income decreased $1,913,000 or 6.8% to $26,252,000 in 2010 compared to $28,165,000 for 2009.  This decrease is largely attributable to a decrease in interest income and fees on loans of $1,849,000 resulting from lower market interest rates and lower average loan balances. There was a $36,000 decrease in interest on taxable securities due to lower market rates, partially offset by higher average balances.  There was also a decrease of $57,000 in interest on tax-exempt securities, primarily due to lower average balances.  There was a $29,000 increase in interest on federal funds sold, largely due to higher average balances.

Total interest expense decreased $2,997,000 or 29.2% to $7,273,000 in 2010 compared to $10,270,000 for 2009.  The amount of interest paid on deposits decreased $2,729,000 resulting from lower market interest rates, partially offset by higher average balances.  The interest paid on notes payable to the Federal Home Loan Bank decreased $93,000 and interest expense on federal funds purchased and securities sold under repurchase agreements increased $7,000 during 2010.  The net decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to lower market interest rates paid, coupled with lower average balances during 2009 as compared to 2010.  The Company paid $182,000 in interest expense in 2009 on a note from a correspondent bank that was paid in full in April 2009 and canceled in December 2009.

Provision and Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management, and is based upon experience, the volume and type of lending conducted by the Banks, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectibility of the loan portfolio. The Company’s provision for loan losses was $6,625,000 in 2010 compared to $4,958,000 for 2009, a $1,667,000 or 33.6% increase.  During 2010 the Company experienced net charge-offs of $6,137,000, or 1.71% of average outstanding loans, compared to net charge-offs of $6,774,000, or 1.74% of average outstanding loans in 2009.  At December 31, 2010 the allowance for loan losses was 2.32% as a percentage of outstanding loans compared to 1.99% at December 31, 2009.

At December 31, 2010 the Company had $15,734,000 in non-accrual loans, no loans past due 90 days or more but still accruing interest, and $13,344,000 in real estate acquired in settlement of loans, compared to $14,881,000 in non-accrual loans, no loans past due 90 days or more but still accruing interest, and $11,490,000 in real estate acquired in settlement of loans at December 31, 2009.  Non-performing assets as a percentage of all loans and other real estate owned were 8.21% and 6.85% at December 31, 2010 and 2009, respectively.  The substantial balance in non-accruing loans is related to deterioration of the credit-worthiness of certain borrowers and is affected by the current economic recession.  At December 31, 2010, 90.8% of the Company’s non-accruing loans were secured by real estate, compared to 96.4% at December 31, 2009.  The Company does not actively pursue sub-prime loans for retention in its loan portfolio, nor does it purchase sub-prime assets for its investment portfolio.

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

The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure.  Management believes that other real estate owned at December 31, 2010 will not require significant write-downs in future accounting periods, and therefore does not expect it to have a significant effect on the Company’s future operations
.
Noninterest Income

Total consolidated noninterest income, including securities transactions, increased $1,175,000 or 31.7% from $3,701,000 in 2009 to $4,876,000 in 2010.  The increase in non-interest income in 2010 is primarily due to the sale of $18,560,000 of available-for-sale securities for which the Company realized $1,056,000 of net gains, compared to the sale of $320,000 of available-for-sale securities for which the Company realized a $10,000 net gain in 2009.  The Company wrote down $160,000 of available-for-sale securities during the second quarter of 2009, due to the impairment of stock in Silverton Bank, which became essentially worthless.

Service charges on deposit accounts, decreased $120,000 or 7.2% to $1,545,000 for 2010 compared to $1,665,000 for 2009.  Net non-sufficient funds fees increased $2,000 or 0.2% from $1,361,000 in 2009 to $1,363,000 in 2010.  The changes likely resulted from customers paying more attention to economic details as a result of the current recession.

Bank owned life insurance income increased $9,000 or 1.6% in 2010 to $557,000 compared to $548,000 in 2009.  Mortgage banking income increased $40,000 or 7.7% from $519,000 in 2009 to $559,000 in 2010.  The change in mortgage banking income is largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time.

           Other noninterest income, including customer service fees and brokerage services fees, increased $190,000 or 19.6% to $1,159,000 in 2010 when compared to $969,000 in 2009.  The 2009 income level was substantially constrained by a write-down of $160,000 due to impairment during the second quarter of 2009 of stock in Silverton Bank, as noted above, which became essentially worthless.  Interchange income on the Banks’ debit cards increased $136,000 or 22.4% to $744,000 in 2010 compared to $608,000 in 2009.

Noninterest Expenses

Total consolidated noninterest expenses increased $510,000 or 3.0% to $17,517,000 in 2010 compared to $17,007,000 in 2009.  Salaries and benefits, the largest component of non-interest expense, decreased $281,000 or 3.3% to $8,160,000 in 2010 compared to $8,441,000 in 2009.  The Company imposed a freeze on most salary increases during the fourth quarter of 2008 in response to deteriorating economic conditions, which is still in effect.

Occupancy and furniture and equipment expenses decreased $158,000 or 7.3% to $2,019,000 in 2010 compared to $2,177,000 in 2009.  Marketing and advertising expense decreased $3,000 or 1.7% from $177,000 in 2009 to $174,000 in 2010.  Communication expenses decreased $13,000 or 5.2% from 249,000 in 2009 to $236,000 in 2010.  Printing and supplies decreased $18,000 or 11.8% to $134,000 in 2010 compared to $152,000 in 2009.  Director fees decreased $51,000 or 14.0% from $365,000 in 2009 to $314,000 in 2010.  These decreases were primarily the result of deliberate efforts by management to limit and reduce expenses in response to deteriorating economic conditions.

Net cost of operation of other real estate owned increased $978,000 or 72.7% to $2,324,000 in 2010 compared to $1,346,000 in 2009.  There was a net loss of $78,000 on the sale of other real estate owned in 2010 compared to a gain of $248,000 in 2009, a decrease of $326,000.  Rental income on other real estate owned during 2010 amounted to $81,000, compared to $31,000 in 2009, an increase of $50,000.  Expenses included in the net cost of operation of other real estate owned include charge-downs of other real estate owned, taxes paid, legal fees, utilities, maintenance, etc.  These expenses increased $702,000 or 43.2% to $2,327,000 in 2010 compared to $1,625,000 in 2009.  Bank paid loan costs increased $48,000 or 19.4% from $247,000 in 2009 to $295,000 in 2010.

Legal and professional fees decreased $66,000 or 12.5% to $462,000 in 2010 from $528,000 in 2009.  Regulatory assessments increased $74,000 or 5.8% from $1,267,000 in 2009 to $1,341,000 in 2010.  Regulatory assessments include fees paid to the FDIC and Comptroller by the Company’s three Banks.

Other post-employment benefits decreased $20,000 or 5.6% from $360,000 in 2009 to $340,000 in 2010. All other operating expenses were $1,460,000 in 2010 compared to $1,375,000 in 2009, an increase of $85,000 or 6.2%.

Income Taxes

Refer to Note 11 of the Company’s consolidated financial statements included in Item 8 – “Financial Statements and Supplementary Data” for an analysis of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The sections “LIQUIDITY” and “CAPITAL ADEQUACY AND RESOURCES” included in Item 1—“Business” of this Annual Report on Form 10-K are incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The section “OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS” included in Item 1—“Business” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The section “MARKET RISK – INTEREST RATE SENSITIVITY” included in “Business” under Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-	Report of Independent Registered Public Accounting Firm.

-	Consolidated Balance Sheets as of December 31, 2010 and 2009.

-	Consolidated Statements of Income (Loss) for the years ended December 31, 2010 and 2009.

-	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010 and 2009.

-	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

-	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Peoples Bancorporation, Inc. and Subsidiaries
Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis LLC

Elliott Davis LLC
Greenville, South Carolina
March 30, 2011

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share information)

	December 31,
	2010	2009
ASSETS
CASH AND DUE FROM BANKS	$6,612	$11,862
INTEREST - BEARING DEPOSITS IN OTHER BANKS	1	420
FEDERAL FUNDS SOLD	10,631	14,592
	17,244	26,874
SECURITIES
Trading assets	76	128
Available for sale	130,650	103,227
Held to maturity (fair value of $7,375 (2010) and $8,621 (2009))	7,249	8,402
Other investments, at cost	4,319	4,456
LOANS, net of allowance for loan losses of $7,919 (2010) and $7,431 (2009)	332,794	366,143
PREMISES AND EQUIPMENT, net of accumulated depreciation	11,023	12,270
ACCRUED INTEREST RECEIVABLE	2,288	2,371
ASSETS ACQUIRED IN SETTLEMENT OF LOANS	13,344	11,490
CASH SURRENDER VALUE OF LIFE INSURANCE	12,791	12,304
OTHER ASSETS	9,292	8,936
Total assets	$541,070	$556,601

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
Noninterest-bearing	$48,151	$55,367
Interest-bearing	426,603	429,629
Total deposits	474,754	484,996
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS	10,362	12,785
FEDERAL FUNDS PURCHASED	-	399
ACCRUED INTEREST PAYABLE	1,639	2,049
OTHER LIABILITIES	2,017	1,929
Total liabilities	488,772	502,158
COMMITMENTS AND CONTINGENCIES – Notes 12 and 13
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized
Preferred stock, Series T - $1,000 per share liquidation preference;
issued and outstanding – 12,660 (2010 and 2009)	12,139	11,991
Preferred stock, Series W - $1,000 per share liquidation preference;
issued and outstanding – 633 (2010 and 2009)	682	697
Common stock – 15,000,000 shares authorized; $1.11 par value per
share; 7,003,063 (2010 and 2009) shares issued and outstanding	7,774	7,774
Additional paid-in capital	41,701	41,658
Retained earnings (deficit)	(10,142)	(9,702)
Accumulated other comprehensive income	144	2,025
Total shareholders’ equity	52,298	54,443
Total liabilities and shareholders’ equity	$541,070	$556,601

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in thousands except per share information)

	For the years ended December 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$21,341	$23,190
Interest on securities
Taxable	3,432	3,468
Tax-exempt	1,441	1,498
Interest on federal funds sold	38	9
Total interest income	26,252	28,165
INTEREST EXPENSE
Interest on deposits	7,178	9,907
Interest on federal funds purchased and securities sold
under repurchase agreements	94	87
Interest on advances from Federal Home Loan Bank	1	94
Interest on note payable - other	-	182
Total interest expense	7,273	10,270
Net interest income	18,979	17,895
PROVISION FOR LOAN LOSSES	6,625	4,958
Net interest income after provision for loan losses	12,354	12,937
NONINTEREST INCOME
Service charges on deposit accounts	1,545	1,665
Customer service fees	101	111
Mortgage banking	559	519
Brokerage services	187	192
Bank owned life insurance	557	548
Gain on sale/call of securities available for sale	1,056	10
Impairment write-down on securities	-	(160)
Other noninterest income	871	816
Total noninterest income	4,876	3,701
NONINTEREST EXPENSES
Salaries and benefits	8,160	8,441
Occupancy	994	986
Equipment	1,025	1,191
Marketing and advertising	174	177
Communications	236	249
Printing and supplies	134	152
Bank paid loan costs	295	247
Net cost of operation of other real estate	2,324	1,346
Directors fees	314	365
Other post employment benefits	340	360
ATM and interchange expense	257	323
Legal and professional fees	462	528
Regulatory assessments	1,341	1,267
Other operating expenses	1,460	1,375
Total noninterest expenses	17,516	17,007
Loss before income taxes	(286)	(369)
INCOME TAX BENEFIT	(669)	(689)
Net income	383	320
Deductions to determine amounts available to common shareholders:
Dividends declared or accumulated on preferred stock	690	471
Net accretion of preferred stock	133	73
Net loss available to common shareholders	$(440)	$(224)

BASIC NET LOSS PER COMMON SHARE	$(0.06)	$(0.03)

DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2010 and 2009
(Amounts in thousands except share information)

									Accumulated
									Other	Total
							Additional	Retained	Compre-	Share-
	Preferred Shares		Preferred Stock		Common Stock		Paid-in	Earnings	hensive	holders
	Series T	Series W	Series T	Series W	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2008	-	-	$-	$-	7,070,139	$7,848	$41,752	$(9,564)	$1,476	$41,512
Net income								320		320
Other comprehensive Income, (loss) net of tax:
Unrealized holding gains on securities available
for sale, net income
tax of $283	-	-	-	-	-	-	-	-	555	555
Reclassification adjustment for gains
included in net income,
net of income
taxes of $4	-	-	-	-	-	-	-	-	(6)	(6)
Comprehensive income	-	-	-	-	-	-	-	-	-	869
Issuance of preferred stock	12,660	633	11,910	705	-	-	-	-	-	12,615
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(385)	-	(385)
Proceeds from stock
options exercised	-	-	-	-	500	1	1	-	-	2
Common shares surrendered by
dissenting shareholders	-	-	-	-	(67,576)	(75)	(168)	-	-	(243)
Accretion (amortization)
of preferred stock	-	-	81	(8)	-	-	-	(73)	-	-
Stock-based compensation	-	-	-	-	-	-	73	-	-	73
Balance, December 31, 2009	12,660	633	11,991	697	7,003,063	7,774	41,658	(9,702)	2,025	54,443
Net income	-	-	-	-	-	-	-	383	-	383
Other comprehensive
Income, (loss) net of tax:
Unrealized holding losses
on securities available for
sale, net income tax of ($969)	-	-	-	-	-	-	-	-	(2,578)	(2,578)
Reclassification adjustment
for gains included in net
income, net of income
taxes of $359	-	-	-	-	-	-	-	-	697	697
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,498)
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(690)	-	(690)
Accretion (amortization)
of preferred stock	-	-	148	(15)	-	-	-	(133)	-	-
Stock-based compensation	-	-	-	-	-	-	43	-	-	43
Balance, December 31, 2010	12,660	633	$12,139	$682	7,003,063	$7,774	$41,701	$(10,142)	$144	$52,298

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$383	$320
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of premises and equipment	-	(5)
Gain on sale of securities available for sale	(1,056)	(10)
(Gain) loss on sale of assets acquired in settlement of loans	78	(248)
Net change in trading assets	52	(81)
Impairment write-down on securities	-	160
Provision for loan losses	6,625	4,958
Benefit from deferred income taxes	(1,885)	(603)
Depreciation	920	1,059
Write down of fixed assets	(127)	-
Amortization and accretion (net) of premiums and discounts on securities	434	50
Stock-based compensation	43	73
Decrease in accrued interest receivable	83	314
(Increase) decrease in other assets	2,420	(1,180)
Decrease in accrued interest payable	(410)	(587)
Increase in other liabilities	88	380
Net cash provided by operating activities	7,648	4,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(75,887)	(29,036)
Purchases of other investments	(250)	(910)
Proceeds from principal pay downs on securities available for sale	22,051	16,115
Proceeds from the maturities and calls of securities available for sale	3,165	6,000
Proceeds from the sale of securities available for sale	18,560	320
Proceeds from maturity of securities held to maturity	4,000	4,252
Investment in bank owned life insurance	(487)	(489)
Net decrease in loans	17,532	2,857
Proceeds from sale of assets acquired in settlement of loans	7,017	9,344
Valuation reserve of assets acquired in settlement of loans	550	-
Write down of assets acquired in settlement of loans	522	130
Proceeds from the sale of premises and equipment	-	5
Purchase of premises and equipment, net	(297)	(129)
Net cash provided by ( used for) investing activities	(3,524)	8,459

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,242)	39,627
Net decrease in federal funds purchased	(399)	(1,028)
Net decrease in securities sold under repurchase agreements	(2,423)	(9,396)
Net decrease in advances from Federal Home Loan Bank	-	(45,201)
Proceeds from the exercise of stock options	-	2
Proceeds from the issuance of preferred stock and warrants	-	12,615
Common shares surrendered by dissenting shareholders	-	(243)
Cash dividends paid	(690)	(385)
Net cash used for financing activities	(13,754)	(4,009)

Net increase (decrease) in cash and cash equivalents	(9,630)	9,050

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,874	17,824

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,244	$26,874

CASH PAID FOR
Interest	$7,682	$10,905
Income taxes	$324	$29

NON-CASH TRANSACTIONS
Change in unrealized gain (loss) on available for sale securities	$(2,851)	$832
Properties transferred to other real estate	$9,943	$15,536

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Principles of consolidation and nature of operations
The consolidated financial statements include the accounts of Peoples Bancorporation, Inc. (the “Company”) and its wholly owned subsidiaries, The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank (collectively referred to as the “Banks”). All significant intercompany balances and transactions have been eliminated. The Banks operate under individual national bank charters and provide full banking services to customers. The Banks are subject to regulation by the Office of the Comptroller of the Currency (“OCC”). The Company is subject to regulation by the Federal Reserve Board (“FRB”).

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Allowance for loan losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the anticipated collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Advertising and public relations expense
Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Income taxes
The provision for income taxes includes deferred taxes on temporary differences between the recognition of certain income and expense items for tax and financial statement purposes. Income taxes are computed on the liability method as described in Accounting Standards Codification (“ASC”) Topic 740.

Statements of cash flows
For the purposes of reporting cash flows, the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions “Cash and Due From Banks,” “Interest-bearing Deposits in Other Banks” and “Federal Funds Sold.” Cash and cash equivalents have an original maturity of three months or less.

Risks and uncertainties
In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Stock option compensation plans
The Company has an employee stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The Company also has another employee stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The outstanding options under both plans become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a non-employee directors’ stock option plan through which non-employee directors of the Company are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director’s term or ten years from the grant date.   The Company also has another non-employee directors’ stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The Company follows the requirements of ASC Topic 718 to account for its stock option plans. In accordance with the provisions of this topic, the Company recorded approximately $43,000 and $73,000 of compensation expense in 2010 and 2009, respectively.
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 of the fair-value hierarchy and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in Note 20, Fair Value of Financial Instruments, as applicable.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (TDRs) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

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

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued. In July 2010 the Company made the decision to close the Mills Avenue Office of The Peoples National Bank in Greenville, South Carolina as part of an ongoing effort to reduce expenses.  When the office closed in November 2010, an evaluation of the book value versus fair value of the Mills Avenue Office and related assets was performed, with an impairment charge of $150,000 reflected in the Company’s 2010 financials.  The office was sold in March 2011, and that transaction did not result in a material change to the Company’s financial statements.
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

A Special Meeting of the Shareholders was called on January 9, 2009 for the sole purpose of amending the Company’s Articles of Incorporation to authorize the Board of Directors to issue shares of Preferred Stock.  A small group of dissenting shareholders representing 67,576 shares of Common Stock exercised their right to surrender their shares to the Company in exchange for fair value.  The Company paid $243,000 in cash for these surrendered shares in 2009.  The dissenting shareholders asserted that their shares had a greater fair value and, in March 2011 these dissenting shareholders accepted a payment from the Company in the amount of $10,000 to settle this matter, which was immaterial to the Company’s financial condition.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances with the FRB based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2010 and 2009 were approximately $726,000 and $756,000, respectively.

NOTE 3 - SECURITIES

Securities are summarized as follows as of December 31 (tabular amounts in thousands):

	2010
	Amortized	Unrealized Holding		Fair
	Cost	Gains	Losses	Value
TRADING ASSETS:
OTHER SECURITIES
Maturing after ten years	$76	$-	$-	$76

SECURITIES AVAILABLE FOR SALE:
GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five but within ten years	$1,588	$138	$-	$1,726

MORTGAGE BACKED SECURITIES
Maturing after one year but within five years	61,031	1,345	406	61,970
Maturing after five years but within ten years	11,832	75	223	11,684
Maturing after ten years	22,797	87	632	22,252
	95,660	1,507	1,261	95,906

OTHER SECURITIES
Maturing after ten years	601	-	24	577

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	1,297	83	-	1,380
Maturing after five years but within ten years	10,575	108	108	10,575
Maturing after ten years	20,713	116	343	20,486
	32,585	307	451	32,441
Total securities available for sale	$130,434	$1,952	$1,736	$130,650

SECURITIES HELD TO MATURITY:
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$1,546	$17	$-	$1,563
Maturing after one but within five years	1,918	61	-	1,979
Maturing after five years but within ten years	3,271	55	-	3,326
Maturing after ten years	514	-	7	507
Total securities held to maturity	$7,249	$133	$7	$7,375

(Continued)

NOTE 3 – SECURITIES, Continued

	2009
	Amortized	Unrealized Holding		Fair
	Cost	Gains	Losses	Value
TRADING ASSETS:
OTHER SECURITIES
Maturing after ten years	$128	$-	$-	$128

SECURITIES AVAILABLE FOR SALE:
GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five but within ten years	$6,792	$340	$-	$7,132

MORTGAGE BACKED SECURITIES
Maturing within one year	1,410	21	-	1,431
Maturing after one year but within five years	55,162	2,214	47	57,329
Maturing after five years but within ten years	3,147	25	6	3,166
Maturing after ten years	4,094	118	6	4,206
	63,813	2,378	59	66,132

OTHER SECURITIES
Maturing after ten years	604	-	39	565

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	457	36	-	493
Maturing after five years but within ten years	4327	98	23	4,402
Maturing after ten years	24,166	417	80	24,503
	28,950	551	103	29,398
Total securities available for sale	$100,159	$3,269	$201	$103,227

SECURITIES HELD TO MATURITY:
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$596	$1	$-	$597
Maturing after one but within five years	3,117	127	-	3,244
Maturing after five years but within ten years	3,260	57	-	3,317
Maturing after ten years	1,429	34	-	1,463
Total securities held to maturity	$8,402	$219	$-	$8,621

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

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

Securities Available for Sale (tabular amounts in thousands):
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$52,426	$1,260	$602	$1	$53,028	$1,261
Other securities	488	24	-	-	488	24
State and political subdivisions	15,074	436	136	15	15,210	451
Total	$67,988	$1,720	$738	$16	$68,726	$1,736

(Continued)

NOTE 3 – SECURITIES, Continued

Securities Held to Maturity (tabular amounts in thousands):
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$507	$7	$-	$-	$507	$7
Total	$507	$7	$-	$-	$507	$7

Three individual securities available for sale were in a continuous loss position for twelve months or more.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$10,148	$59	$-	$-	$10148	$59
Other securities	-	-	476	39	476	39
State and political subdivisions	8,823	103	-	-	8,823	103
Total	$18,971	$162	$476	$39	$19,447	$201

One individual security available for sale was in a continuous loss position for twelve months or more.

The Company has the ability and believes it is more likely than not it can hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is largely attributable to changes in market conditions and not in the credit quality of the issuer, and therefore these losses are not considered other-than-temporary. The category “other securities” above is comprised of corporate debt securities, equity securities and investments in correspondent bank stock.

Other Investments, at Cost
The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”). These investments are carried at cost and are generally pledged against any borrowings from these institutions (see Note 10). To comply with obligations under the Community Reinvestment Act, the Company may also make “qualified investments” that support causes or activities approved by the regulators.  No ready market exists for these stocks and they have no quoted market values.  The Company’s investments in these stocks are summarized below:

(tabular amounts in thousands):

	December 31,
	2010	2009
FRB	$827	$827
FHLB	3,242	3,629
Senior Housing Crime Prevention Preferred Shares	250	-
	$4,319	$4,456

Securities with carrying amounts of $30,264,000 and $30,761,000 as of December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (tabular amounts in thousands):	December 31,
	2010	2009

Commercial	$28,362	$29,240
Real Estate:
Residential real estate	106,759	107,942
Commercial real estate	192,351	212,812
Commercial construction	6,152	14,458
Consumer and other	7,089	9,122
	340,713	373,574
Less allowance for loan losses	(7,919)	(7,431)
	$332,794	$366,143

The Company, through the Banks, makes loans to individuals and small- to medium-sized businesses for various personal and commercial purposes, primarily in South Carolina.  Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country.  Credit risk associated with these concentrations could arise when a significant amount of loans, with similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected.  The Company regularly monitors its credit concentrations.  The Company does not have a significant concentration in any individual borrower.  No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans.  The Company does, however, have a geographic concentration of customers and borrowers because most of its customers and borrowers are located in the Upstate area of South Carolina, and most of the real estate securing mortgage loans is located in this area.  There are no material seasonal factors that would have an adverse effect on the Company.

The composition of gross loans by rate type is as follows (tabular amounts in thousands):

	December 31,
	2010	2009
Variable rate loans	$107,250	$123,207
Fixed rate loans	233,463	250,367
	$340,713	$373,574

Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

	For the years ended December 31,
	2010	2009
BALANCE, BEGINNING OF YEAR	$7,431	$9,217
Provision for loan losses	6,625	4,958
Loans charged off	(6,572)	(6,989)
Loans recovered	435	245
BALANCE, END OF YEAR	$7,919	$7,431

The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows (tabular amounts in thousands):

(Continued)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

		Residential	Commercial	Commercial	Consumer
	Commercial	Real Estate	Real Estate	Construction	and Other	Total
Specific Reserves:
Impaired Loans	$-	$186	$951	$-	$-	$1,137
General Reserve	513	900	4,677	527	165	6,782
Total	$513	$1,086	$5,628	$527	$165	$7,919

Loans individually
evaluated for impairment	$483	$3,916	$11,203	$-	$17	$15,619
Loans collectively
evaluated for impairment	27,879	102,843	181,148	6,152	7,072	325,094
Total	$28,362	$106,759	$192,351	$6,152	$7,089	$340,713

Impaired loans were as follows:

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (tabular amounts in thousands).

				Impaired Loans - With
	Impaired Loans – With Allowance			No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$483	$483
Real Estate:
Residential real estate	740	740	186	2,661	3,008
Commercial real estate	5,318	4,505	951	6,158	5,635
Commercial construction	-	-	-	1,047	1,231
Consumer and other	-	-	-	25	17
Total	$6,058	$5,245	$1,137	$10,374	$10,374

The following is a summary of information pertaining to impaired loans and non-accrual loans at December 31, 2009 (tabular amounts in thousands):

2009
Impaired loans without valuation allowance	$12,544
Impaired loans with a valuation allowance	2,202
Total impaired loans	$14,746
Valuation allowance related to impaired loans	$747
Total non-accrual loans	$14,881
Total loans past due ninety days or more and still accruing	$-

Average impaired loans and related interest income for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Average of impaired loans during the years	$19,406	$17,731
Interest income recognized on impaired loans	-	-
Interest income recognized on a cash basis on impaired loans	36	-

There were no loans great than 90 days past due and still accruing interest.
(Continued)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

Non-performing loans and impaired loans are defined differently.  As such, some loans may be included in both categories, whereas other loans may only be included in one category.

Delinquent Loans at December 31, 2010, were as follows (tabular amounts in thousands):
			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$10	$-	$483	$493	$27,869	$28,362
Real Estate:
Residential real estate	1,842	70	612	2,524	104,235	106,759
Commercial real estate	1,330	1,785	6,570	9,685	182,666	192,351
Commercial construction	-	-	728	728	5,424	6,152
Consumer and other	25	174	-	199	6,890	7,089
Total	$3,207	$2,029	$8,393	$13,629	$327,084	$340,713

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying loans as to credit risk.  Loans classified as substandard or special mention are reviewed monthly by the Company for further deterioration or improvement to determine if appropriately classified.  All commercial loans greater than $50,000 are reviewed when originated and a sample of smaller consumer relationships are reviewed after origination.  Larger relationships are reviewed on an annual basis or more frequently if needed. In addition, during the renewal process of any loans, as well if a loan becomes past due, the Company will evaluate the loan grade.

Loans excluded from the scope of the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Banks for a modification.  In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off.  The following definitions are used for risk ratings:

Special Mention. Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the Bank’s credit position at some future date.
Substandard.  Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligors or of the collateral pledged, if any.  Loans so classified have well-defined weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition, and values, highly questionable and improbable.

(Continued)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

The table below sets forth total loans and the amounts of loans by type in each of these risk categories at
 December 31, 2010 (tabular amounts in thousands):

	Total	Pass Credits	Special Mention	Substandard	Doubtful
Commercial	$28,362	$25,961	$1,064	$1,335	$2
Real Estate:
Residential real estate	106,759	102,778	1,729	2,252	-
Commercial real estate	192,351	140,916	17,851	33,583	-
Commercial construction	6,152	3,454	1,052	1,647	-
Consumer and other	7,089	7,071	18	-	-
Total	$340,713	$280,180	$21,714	$38,817	$2

NOTE 5 - PREMISES AND EQUIPMENT

The principal categories and estimated useful lives of premises and equipment are summarized in the table below (tabular amounts in thousands):

	Estimated	December 31,
	useful lives	2010	2009
Land		$3,618	$3,873
Building and improvements	15-40 years	9,624	9,966
Furniture, fixtures and equipment	3-10 years	9,115	8,972
		22,357	22,811
Less accumulated depreciation		11,334	10,541
		$11,023	$12,270

Depreciation expense of approximately $920,000 and $1,059,000 for 2010 and 2009, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

NOTE 6 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes the composition of assets acquired in settlement of loans as of the dates noted (tabular amounts in thousands):

	For the years ended
	December 31,
	2010	2009
Construction and land development	$9,964	$9,516
Residential real estate	2,870	1,763
Commercial real estate	510	211
Total assets acquired in settlement of loans	$13,344	$11,490

(Continued)

NOTE 6 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS, Continued

The following summarizes activity with respect to assets acquired in settlement of loans (tabular amounts in thousands):

	For the years ended
	December 31,
	2010	2009
BALANCE, BEGINNING OF YEAR	$11,490	$5,428
Additions – foreclosures	9,943	15,536
Sales	(7,017)	(9,344)
Write downs	(522)	(130)
Valuation reserve	(550)	-
BALANCE, END OF YEAR	$13,344	$11,490

NOTE 7 - DEPOSITS

The composition of deposits is as follows (tabular amounts in thousands):
	December 31,
	2010	2009
Demand deposits, noninterest bearing	$48,151	$55,367
NOW and money market accounts	151,253	137,744
Savings deposits	10,437	10,370
Time certificates, $100,000 or more	120,586	125,922
Other time certificates	144,327	155,593
Total	$474,754	$484,996

	December 31,
	2010	2009
Time certificates maturing
Within one year	$183,444	$242,527
After one but within two years	60,846	24,539
After two but within three years	19,898	13,614
After three but within four years	393	432
After four years	332	403
	264,913	281,515
Transaction and savings accounts	209,841	203,481
	$474,754	$484,996

Time certificates of deposit in excess of $100,000, excluding IRAs, totaled approximately $104,288,000 and $111,042,000 at December 31, 2010 and 2009, respectively. Interest expense on certificates of deposit in excess of $100,000 was approximately, $1,890,000 in 2010 and $2,598,000 in 2009. The Banks had brokered time certificates of deposit totaling approximately $43,194,000 at December 31, 2010 and $59,565,000 at December 31, 2009. Traditional brokered time deposits at the Banks amounted to approximately $25,121,000 at December 31, 2010 and $25,048,000 at December 31, 2009. Brokered time deposits, within the Certificate of Deposit Account Registry Service (“CDARS”), at the Banks amounted to approximately $18,073,000 at December 31, 2010 and $34,517,000 at December 31, 2009.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

	December 31,
	2010	2009
Government sponsored enterprise securities with an amortized cost of $22,527,000 ($22,914,000 fair value) and $19,910,000
($20,764,000 fair value) at December 31, 2010 and 2009, respectively,
Collateralize the agreements	$10,362	$12,785

The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 0.68 percent and 0.53 percent for 2010 and 2009, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $13,809,000 and $16,122,000 during 2010 and 2009, respectively. The maximum amounts outstanding at any month-end were $16,572,000 and $19,671,000 during 2010 and 2009, respectively.

NOTE 9 - FEDERAL FUNDS PURCHASED

At December 31, 2010, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $22,000,000. These lines of credit are available on a one- to seven-day basis for general corporate purposes.

NOTE 10 - ADVANCES UNDER LINES OF CREDIT

The Banks have the ability to borrow up to 20 percent of their total assets under lines of credit from the FHLB subject to available qualifying collateral. Borrowings may be obtained under various FHLB lending programs with various terms. Borrowings from the FHLB require qualifying collateral (which includes certain mortgage loans, investment securities and FHLB stock) and may require purchasing additional stock in the FHLB.

The Banks had no advances at December 31, 2010 and December 31, 2009. At December 31, 2010 and 2009, the lines were collateralized by qualifying mortgage loans aggregating approximately $54,999,000 and $52,661,000, respectively. The Banks also had lines collateralized by investment securities owned by the Banks in the amount of $12,649,000 at December 31, 2009.  No investment securities owned by the Banks were used as collateral for FHLB borrowings at December 31, 2010.  As of December 31, 2010 the Banks had the ability to borrow $54,999,000 from the FHLB.

Beginning in 2010, the Banks also have the ability to borrow funds from the Federal Reserve Bank through the Discount Window.  This short-term borrowing relationship is collateralized by qualifying 1-4 family construction real estate, residential and commercial land, and commercial and industrial loans, aggregating approximately $12,220,000 at December 31, 2010.  The Banks had no Discount Window advances at December 31, 2010.

NOTE 11 - INCOME TAXES

Provision (benefit) for income taxes consists of the following (tabular amounts in thousands):

	For the years ended December 31,
	2010	2009
Current tax provision
Federal	$203	$(126)
State	44	40
Total current tax expense (benefit)	247	(86)
Deferred tax benefit	(916)	(603)
Benefit for income taxes	$(669)	$(689)

Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

	For the years ended December 31,
	2010	2009
Tax benefit at statutory rate	$(97)	$(42)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	30	26
Tax-exempt interest income	(494)	(513)
Investment in life insurance	(166)	(160)
Other	58	-
Benefit for income taxes	$(669)	$(689)

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
	December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$2,692	$2,526
Deferred compensation	426	340
Other than temporary impairment	1,032	1,032
Alternative minimum tax credit	1,168	918
Depreciation	41	-
Other	842	553
	6,201	5,369
Deferred tax liabilities
Depreciation	-	(2)
Prepaid expenses	(128)	(210)
Unrealized holding gains on securities available for sale	(74)	(1,043)
	(202)	(1,255)
Net deferred tax assets included in other assets	$5,999	$4,114

Net operating loss carry forward expires in 2030.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2010, unfunded commitments to extend credit were $68,055,000, of which $62,960,000 was at variable rates and $5,095,000 was at fixed rates. These commitments included $2,898,000 of unfunded amounts of construction loans, $48,169,000 of undisbursed amounts of home equity lines of credit, $11,158,000 of unfunded amounts under commercial lines of credit, and $5,830,000 of other commitments to extend credit. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

At December 31, 2010, there was $2,412,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, a party to various lawsuits and claims arising in the ordinary conduct of its business. Management does not expect such matters to have any material adverse effect on the financial position or results of operations of the Company.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

NOTE 14 - RELATED PARTY TRANSACTIONS

At December 31, 2010 and 2009, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $25,251,000 and $22,406,000, respectively. During 2010, $5,362,000 of new loans were made to this group and repayments of $2,517,000 were received. This same group had deposits in the Banks of $6,965,000 and $6,863,000 at December 31, 2010 and 2009, respectively.

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
	December 31,
	2010	2009
Net (loss) available to common shareholders	$(440)	$(224)

Weighted average shares outstanding:
Basic	7,003,063	7,030,935
Diluted	7,003,063	7,030,935

Loss per common share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Common shares totaling 26,507 subject to exercisable options were excluded from the 2010 earnings per share calculation because they are considered anti-dilutive and 58,899 subject to exercisable options shares were excluded from the calculation in 2009.

NOTE 16 – PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS

On April 24, 2009 the Company entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, pursuant to which the Company sold the Treasury (i) 12,660 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 633 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the “Series W Preferred Stock”) for an aggregate purchase price of $12,660,000 in cash (The Series T Preferred Stock and Series W Preferred Stock are referred to collectively as the “Preferred Stock,”).  The Warrant was exercised by Treasury immediately, and the net proceeds from the sale of $12,615,000 were allocated between the Series T Preferred Stock and the Series W Preferred Stock based on their relative fair values at the time of the sale.  Of the net proceeds, $11,910,000 was allocated to the Series T Preferred Stock and $705,000 was allocated to the Series W Preferred Stock.  The accretion of the discount recorded on the Series T Preferred Stock, net of the amortization of the premium recorded on the Series W Preferred Stock, is offset directly against retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of income (loss) in the determination of the amount of net loss available to common shareholders.

The Series T Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series W Preferred Stock will pay cumulative dividends at a rate of 9% per annum.  The cumulative dividend for the Preferred Stock is accrued and payable on February 15, May 15, August 15 and November 15 of each year.  The Company declared and paid $690,000 in preferred stock dividends to the U.S. Treasury in 2010.  Both the Series T and Series W Preferred Stock qualify as Tier I capital and may be redeemed after April 24, 2012 at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Prior to April 24, 2012, the Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities.  The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series T or Series W Preferred Stock.

(Continued)

NOTE 16 – PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS, Continued

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or make other distributions on its Common Stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share declared on the Common Stock prior to April 24, 2009.  In addition, as long as the Preferred Stock is outstanding, Common Stock dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Stock, subject to certain limited exceptions. This restriction will terminate on April 24, 2012, or earlier if the Preferred Stock has been redeemed in whole or if the Treasury has transferred all of the Preferred Stock to third parties. The Company paid no cash dividends to its common shareholders in 2010 or 2009.

NOTE 17 - STOCK OPTION COMPENSATION PLANS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010 and 2009: dividend yields of $0.0 per share, expected volatility from 22 to 39 percent, risk-free interest rates from 2.44 to 3.98 percent, and expected life of 10 years. The weighted average fair market value of options granted approximated $1.00 in 2010 and $1.49 in 2009.

A summary of the status of the plans as of December 31, 2010 and 2009, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split since the date of grant):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	146,263	$10.56
Granted	15,500	2.77
Exercised	(500)	2.75		$-
Forfeited or expired	(6,395)	9.27
Outstanding at December 31, 2009	154,868	9.86	6.23	$-
Granted	9,500	2.03
Exercised	-	-
Forfeited or expired	(20,944)	9.72
Outstanding at December 31, 2010	143,424	9.36	5.78	$-

Options exercisable at year-end	125,125	9.83	5.45	$-

Shares available for grant at December 31, 2010	351,650

		Weighted Average
	Number of Shares	Grant Date Fair Value

Non-vested options at December 31, 2009	24,869	$8.02
Granted	9,500	2.03
Vested	(15,020)	10.89
Forfeited or expired	(1,050)	9.95
Non-vested options at December 31, 2010	18,299	$6.17

We have unrecognized compensation cost of $43,863 and $76,814 in 2010 and 2009 respectively, related to non-vested stock options.

(Continued)

NOTE 17 - STOCK OPTION COMPENSATION PLANS, Continued

Weighted Average Remaining Contractual Life (Years)	Number of Shares Outstanding	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Exercise Price
Less than one year	10,911	$8.08	10,911	$8.08
After one year but within two years	16,473	9.16	16,473	9.16
After two years but within three years	3,820	10.47	3,820	10.47
After three years but within four years	22,099	12.96	22,099	12.96
After four years but within five years	13,310	14.91	13,310	14.91
After five years but within six years	21,364	10.75	18,574	10.77
After six years but within seven years	17,447	10.49	13,788	10.57
After seven years but within eight years	14,000	7.59	10,400	7.59
After eight years but within nine years	14,500	2.77	10,000	2.76
After nine years	9,500	2.09	5,750	2.29
	143,424	9.36	125,125	9.83

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to one-hundred percent of such contributions which do not exceed three percent of the contributor’s annual salary, plus fifty percent of such contributions as exceed three percent but do not exceed five percent of the contributor’s annual salary, subject to certain adjustments and limitations. Contributions to the plan of $205,450 and $212,553 were charged to operations during 2010 and 2009, respectively.

Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Company. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, a source for certain funding is provided informally and indirectly by life insurance policies owned by the Banks. The Company recorded expense related to these benefits of $79,465 and $282,360 in 2010 and 2009, respectively.

NOTE 19 - REGULATORY MATTERS

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

(Continued)

NOTE 19 - REGULATORY MATTERS, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2010, that the Banks meet all capital adequacy requirements to which they are subject.

On October 15, 2008, one of the Company’s Bank subsidiaries, Bank of Anderson, N.A., the assets of which represent approximately 25% of the Company’s total consolidated assets, entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank.  Also, on August 16, 2010, one of the Company’s other Bank subsidiaries, The Peoples National Bank, the assets of which represent approximately 60% of the Company’s total consolidated assets, entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank.  The substantive actions called for by the agreements should strengthen the Banks and make them more efficient in the long term. Implementation of the agreements has increased the Bank’s administrative costs somewhat for the near term, but the amount of such increases is not expected to be material to the Company.  Many of the actions required by the agreements have already been implemented by the Banks.  The actions for each Bank include:

a.	creation of a committee of the Bank’s board of directors to monitor compliance with the agreement and make monthly reports to the board of directors and the OCC;
b.	adoption, implementation and adherence to a capital program and a profit plan;
c.
protection of its interest in its criticized assets (those assets classified as “loss,” “doubtful,” “substandard,” or “special mention” by internal or external loan review or examination), and adoption, implementation and adherence to a written program designed to eliminate the basis of the criticism, as well as restricting further extensions of credit to borrowers whose loans are subject to criticism;

d.	development, implementation and adherence to a written program to improve the bank’s credit risk identification process;
e.	adoption, implementation and adherence to a written program to reduce the high level of credit risk in the bank;
f.	development, implementation and adherence to a written program to improve the bank’s loan portfolio management;
g.	ensuring that the level of liquidity at the bank is sufficient to sustain the bank’s current operations and meet anticipated or extraordinary demand; and
h.	obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits.

Additionally, the Banks are required by the agreements to submit numerous periodic reports to the OCC regarding various aspects of the foregoing actions.  Management believes the Banks have complied with these requirements.

The Company’s and the Banks’ actual capital amounts and ratios and minimum regulatory amounts and ratios are presented in the table that follows.

(Continued)

NOTE 19 - REGULATORY MATTERS, Continued

		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Actual		Minimum		Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio
                      (dollar amounts in thousands)
Peoples Bancorporation, Inc.:
As of December 31, 2010
Total Capital (to risk-weighted assets)	$53,019	14.12%	$30,039	8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	48,286	12.86	15,019	4.00	N/A	N/A
Tier 1 Capital (to adjusted total assets)	48,286	8.92	21,653	4.00	N/A	N/A

As of December 31, 2009
Total Capital (to risk-weighted assets)	54,568	13.67	31,934	8.00	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	49,546	12.41	15,970	4.00	N/A	N/A
Tier 1 Capital (to adjusted total assets)	49,546	9.03	21,947	4.00	N/A	N/A

The Peoples National Bank(1):
As of December 31, 2010
Total Capital (to risk-weighted assets)	31,705	13.29	19,085	8.00	23,856	10.00
Tier 1 Capital (to risk-weighted assets)	28,690	12.03	9,539	4.00	14,309	6.00
Tier 1 Capital (to adjusted total assets)	28,690	8.91	12,880	4.00	16,100	5.00

As of December 31, 2009
Total Capital (to risk-weighted assets)	33,201	12.87	20,638	8.00	25,797	10.00
Tier 1 Capital (to risk-weighted assets)	29,954	11.61	10,320	4.00	15,480	6.00
Tier 1 Capital (to adjusted total assets)	29,954	8.73	13,725	4.00	17,156	5.00

Bank of Anderson, N.A.(1):
As of December 31, 2010
Total Capital (to risk-weighted assets)	13,143	15.53	6,770	8.00	8,463	10.00
Tier 1 Capital (to risk-weighted assets)	12,079	14.28	3,383	4.00	5,075	6.00
Tier 1 Capital (to adjusted total assets)	12,079	8.33	5,800	4.00	7,250	5.00

As of December 31, 2009
Total Capital (to risk-weighted assets)	13,111	15.16	6,919	8.00	8,648	10.00
Tier 1 Capital (to risk-weighted assets)	12,025	13.90	3,460	4.00	5,191	6.00
Tier 1 Capital (to adjusted total assets)	12,025	9.01	6,339	4.00	6,673	5.00
Seneca National Bank(1):
As of December 31, 2010
Total Capital (to risk-weighted assets)	7,169	13.71	4,182	8.00	5,228	10.00
Tier 1 Capital (to risk-weighted assets)	6,513	12.46	2,091	4.00	3,136	6.00
Tier 1 Capital (to adjusted total assets)	6,513	8.82	2,954	4.00	3,692	5.00

As of December 31, 2009
Total Capital (to risk-weighted assets)	6,703	12.31	4,356	8.00	5,445	10.00
Tier 1 Capital (to risk-weighted assets)	6,017	11.05	2,178	4.00	3,267	6.00
Tier 1 Capital (to adjusted total assets)	6,017	8.08	2,979	4.00	3,723	5.00

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.   Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. ASC Topic 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common and preferred stock, premises and equipment and other assets and liabilities.

(Continued)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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

Fair value for variable-rate loans that reprice frequently, loans held for sale, and loans that mature in less than three months is based on the carrying value. Fair value for fixed-rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

Fair value for cash surrender value life insurance approximates its carrying value.

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts and securities sold under repurchase agreements maturing within one year are valued at their carrying value.  The fair value of certificates of deposit is estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Cash and due from banks	$6,612	$6,612	$11,862	$11,862
Interest-bearing deposits in other banks	1	1	420	420
Federal funds sold	10,631	10,631	14,592	14,592
Trading assets	76	76	128	128
Securities available for sale	130,650	130,650	103,227	103,227
Securities held to maturity	7,249	7,375	8,402	8,621
Other investments	4,319	4,319	4,456	4,456
Loans (gross)	340,713	338,445	373,574	370,420
Cash surrender value of life insurance	12,791	12,791	12,304	12,304
Financial liabilities:
Deposits	474,754	471,323	484,996	477,788
Securities sold under repurchase agreements	10,362	10,362	12,785	12,785
Federal funds purchased	-	-	399	399

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

(Continued)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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

Assets and liabilities measured at fair value on a recurring basis or nonrecurring basis are as follows as of December 31, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale securities:
Government sponsored enterprise securities	$-	$1,726	$-	$1,726
Mortgage backed securities	-	96,906		96,906
Other securities	-	577		577
Obligations of state and political subdivisions	-	32,441		32,441
Trading assets	76	-	-	76
Total	$76	$130,650	$-	$130,726

Nonrecurring Basis:
Impaired loans	$-	$14,482	$-	$14,482
Assets acquired in settlement of loans	-	13,344	-	13,344
Total	$-	$27,826	$-	$27,826

(Continued)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

Assets and liabilities measured at fair value on a recurring basis or nonrecurring basis are as follows as of December 31, 2009 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale securities:
Government sponsored enterprise securities	$-	$7,132	$-	$7,132
Mortgage backed securities	-	66,132		66,132
Other securities	-	565		565
Obligations of state and political subdivisions	-	29,398		29,398
Trading assets	128	-	-	128
Total	$128	$103,227	$-	$103,355

Nonrecurring Basis:
Impaired loans	$-	$13,999	$-	$13,999
Assets acquired in settlement of loans	-	11,490	-	11,490
Total	$-	$25,489	$-	$25,489

NOTE 21 – CONDENSED FINANCIAL INFORMATION

Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):

CONDENSED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS
Cash	$996	$1,589
Investment in bank subsidiaries	51,294	52,892
Other assets	172	294
	$52,462	$54,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$164	$332
Shareholders’ equity	52,298	54,443
	$52,462	$54,775

CONDENSED STATEMENTS OF INCOME
	For the years ended December 31,
	2010	2009
INCOME
Fees and dividends from subsidiaries	$4,874	$5,189

EXPENSES
Interest expense	-	182
Salaries and benefits	3,354	3,477
Occupancy	9	7
Equipment	354	392
Other operating	1,135	1,139
	4,852	5,197
EQUITY IN UNDISTRIBUTED NET INCOME (LOSS)
OF BANK SUBSIDIARIES	283	220
Income before income taxes	305	212
INCOME TAX BENEFIT	(78)	(108)
NET INCOME	$383	$320
(Continued)

NOTE 20 – CONDENSED FINANCIAL INFORMATION, Continued

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$383	$320
Adjustments to reconcile net income to net cash provided
by operating activities
Equity in undistributed net income of bank subsidiaries	(283)	(220)
Stock based compensation	43	73
(Increase) decrease in other assets	122	(7)
(Decrease) increase in other liabilities	(168)	61
Net cash provided by operating activities	97	227

FINANCING ACTIVITIES
Net change in borrowings	-	(11,000)
Proceeds from the exercise of stock options	-	2
Proceeds from the issuance of preferred stock	-	12,615
Common shares surrendered for cash by dissenting shareholders	-	(243)
Cash dividends	(690)	(385)
Net cash provided by (used for) financing activities	(690)	989
Net increase (decrease) in cash	(593)	1,216

CASH, BEGINNING OF YEAR	1,589	373

CASH, END OF YEAR	$996	$1,589

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this item.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the year covered by this annual report, were effective.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9 B.         OTHER INFORMATION

The Company was not required to disclose any information in a Form 8-K during the fourth quarter of 2010 that was not so disclosed.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
                      GOVERNANCE

The information set forth under the captions “ELECTION OF DIRECTORS AND DIRECTORS WHOSE TERMS WILL CONTINUE AFTER THE 2011 ANNUAL MEETING,” “EXECUTIVE OFFICERS,” “GOVERNANCE MATTERS – Committees of the Board – Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement to be used in conjunction with the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days of the Company’s fiscal year end, is incorporated herein by reference.

Audit Committee Financial Expert

The Company’s board of directors has determined that the Company does not have an “audit committee financial expert,” as that term is defined by Item 407(d) (5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company’s audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management.  After reviewing the experience and training of all of the Company’s independent directors, the board of directors has concluded that no independent director meets the SEC’s very demanding definition.  Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an “audit committee financial expert” serving on the Company’s audit committee.  The Company’s audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful.  Accordingly, the Company does not believe that it needs to have an “audit committee financial expert” on its audit committee.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or persons serving in equivalent positions regardless of whether they are designated executive officers. The Company will provide a copy of the Code of Ethics to any person, without charge, upon written request to the Corporate Secretary, Peoples Bancorporation, Inc., 1818 East Main Street, Easley, South Carolina 29640.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the caption “MANAGEMENT COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER
                MATTERS

The information set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement is incorporated herein by reference.

The following table sets forth aggregated information as of December 31, 2010 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	143,424	$9.83	351,650

Equity compensation Plans not approved By security holders	-	-	-

Total	143,424	$9.83	351,650

For further information about the Company’s plans as set forth in the above table, see Note 17 of the consolidated financial statements set forth in Item 8 of this Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                      AND DIRECTOR INDEPENDENCE

The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “GOVERNANCE MATTERS – Director Independence” in the Proxy Statement is incorporated herein by reference.  Each member of our Audit, Compensation and Nominating Committees is independent as such term is defined by the NASDAQ Stock Market, LLC Marketplace Rules.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Income – Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income – Years ended December 31, 2010 and
2009

Notes to Consolidated Financial Statements – December 31, 2010

(a) (3) Listing of Exhibits:

Exhibit No.                                            Description of Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2009).

3.2	Bylaws, as amended (incorporated by reference to exhibits to Registrant’s Current Report on Form 8-K filed November 24, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-4 (Number 33-46649)).

4.2	Form of Certificate for Registrant’s Series T Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

4.3	Form of Certificate for Registrant’s Series W Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

10.1	Peoples Bancorporation, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-8 (Number 333-121158)).

10.2	Peoples Bancorporation, Inc. 1997 Non-Employee Directors Stock Option Plan (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-8 (Number 333-121157)).

10.3	Peoples Bancorporation, Inc. 2004 Stock Option Plan (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-8 (Number 333-121156)).

10.4	Peoples Bancorporation, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.5
Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and R. Riggie Ridgeway (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)).

10.6	Employment Agreement, dated September 2, 2008 between the Company and William B. West (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

10.7	Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

10.8	Employment Agreement, dated September 2, 2008, between The Peoples National Bank and L. Andrew Westbrook, III (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

10.9
Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant’s Form 10-K for the year ended December 31, 2002).

10.10	Split Dollar Agreement between the Company and Ralph R. Ridgeway (incorporated by reference to exhibits to Registrant’s Form 10-K for the year ended December 31, 2002).

10.11	Salary Continuation Agreement between the Company and Robert E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.12	Salary Continuation Agreement between the Company and Daniel B. Minnis dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.13	Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.14	Salary Continuation Agreement between the Company and William B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.15	Salary Continuation Agreement between the Company and L. Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.16	Formal Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (incorporated by reference to Form 10-K for the year ended December 31, 2009).

10.17
Letter Agreement, dated April 24, 2009, between Peoples Bancorporation, Inc., and the United States Department of the Treasury with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (incorporated by reference to Form 8-K filed April 28, 2009).

10.18	Formal Agreement between The Peoples National Bank and the Office of the Comptroller of the Currency, dated August 16, 2010 (incorporated by reference to Form 8-K filed August 19, 2010).

21	Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Chief Executive Officer Certification pursuant to 31 C.F.R. Section 30.15

99.2	Chief Financial Officer Certification pursuant to 31 C.F.R. Section 30.15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples Bancorporation, Inc.

Dated: March 30, 2011	By:	/s/L. Andrew Westbrook, III
L. Andrew Westbrook, III
President & Chief Executive Officer

Dated: March 30, 2011	By:	/s/Robert E. Dye, Jr.
Robert E. Dye, Jr.
Senior Vice President & Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul C. Aughtry, III	Director	March 30, 2011
Paul C. Aughtry, III

/s/ Charles E. Dalton	Director	March 30, 2011
Charles E. Dalton

/s/ Robert E. Dye, Jr.	Senior Vice	March 30, 2011
Robert E. Dye, Jr.	President, Secretary
and Director

/s/ W. Rutledge Galloway	Director	March 30, 2011
W. Rutledge Galloway

/s/ R. David Land	Director	March 30, 2011
R. David Land

	Director	March 30, 2011
E. Smyth McKissick, III

/s/ Eugene W. Merritt, Jr.	Director	March 30, 2011
Eugene W. Merritt, Jr.

/s/ George B. Nalley, Jr.	Chairman and	March 30, 2011
George B. Nalley, Jr.	Director

/s/ G. Weston Nalley	Director	March 30, 2011
G. Weston Nalley

/s/ Timothy J. Reed	Director	March 30, 2011
Timothy J. Reed

/s/ R. Riggie Ridgeway	Chief Executive	March 30, 2011
R. Riggie Ridgeway	Officer Emeritus and
Director

/s/ William R. Rowan, III	Director	March 30, 2011
William R. Rowan, III

	Director	March 30, 2011
D. Gray Suggs

/s/ William B. West	Executive Vice	March 30, 2011
William B. West	President, Treasurer
and Director

/s/ L. Andrew Westbrook, III	President, Chief	March 30, 2011
L. Andrew Westbrook, III	Executive Officer,
and Director

EXHIBIT INDEX

Exhibit No.                                                       Description of Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2009).

3.2	Bylaws, as amended (incorporated by reference to exhibits to Registrant’s Current Report on Form 8-K filed November 24, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-4 (Number 33-46649)).

4.2	Form of Certificate for Registrant’s Series T Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

4.3	Form of Certificate for Registrant’s Series W Preferred Stock (incorporated by reference to Form 8-K filed April 28, 2009).

10.1	Peoples Bancorporation, Inc. 1993 Incentive Stock Option Plan (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-8 (Number 333-121158)).

10.2	Peoples Bancorporation, Inc. 1997 Non-Employee Directors Stock Option Plan (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-8 (Number 333-121157)).

10.3	Peoples Bancorporation, Inc. 2004 Stock Option Plan (incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-8 (Number 333-121156)).

10.4	Peoples Bancorporation, Inc. 2007 Non-Employee Directors Stock Option Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.5
Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and R. Riggie Ridgeway (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)).

10.6	Employment Agreement, dated September 2, 2008 between the Company and William B. West (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

10.7	Non-competition, Severance and Employment Agreement, dated February 23, 2005 between the Company and C. Kyle Thomas (incorporated by reference to the 2004 10-K).

10.8	Employment Agreement, dated September 2, 2008, between The Peoples National Bank and L. Andrew Westbrook, III (incorporated by reference to Forms 8-K filed September 4, 2008 and July 27, 2009).

10.9
Salary Continuation Agreement between The Peoples National Bank and Ralph R. Ridgeway, dated July 7, 1998, as amended (incorporated by reference to exhibits to Registrant’s Form 10-K for the year ended December 31, 2002).

10.10	Split Dollar Agreement between the Company and Ralph R. Ridgeway (incorporated by reference to exhibits to Registrant’s Form 10-K for the year ended December 31, 2002).

10.11	Salary Continuation Agreement between the Company and Robert E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.12	Salary Continuation Agreement between the Company and Daniel B. Minnis dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.13	Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.14	Salary Continuation Agreement between the Company and William B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.15	Salary Continuation Agreement between the Company and L. Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.16	Formal Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (incorporated by reference to Form 10-K for the year ended December 31, 2009).

10.17
Letter Agreement, dated April 24, 2009, between Peoples Bancorporation, Inc., and the United States Department of the Treasury with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (incorporated by reference to Form 8-K filed April 28, 2009).

10.18	Formal Agreement between The Peoples National Bank and the Office of the Comptroller of the Currency, dated August 16, 2010 (incorporated by reference to Form 8-K filed August 19, 2010).

21	Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Chief Executive Officer Certification pursuant to 31 C.F.R. Section 30.15

99.2	Chief Financial Officer Certification pursuant to 31 C.F.R. Section 30.15