Form 10-Q
period 2011-03-31
PEOPLES BANCORPORATION INC /SC/
filed 2011-05-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission file
March 31, 2011	000-20616

PEOPLES BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-09581843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 East Main Street, Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (864) 859-2265

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

Yes  ______                  No ___X___

The number of outstanding shares of the issuer’s $1.11 par value common stock as of May 2, 2011 was 7,003,063.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets (Dollars in thousands except per share and share data)

	March 31, 2011	December 31, 2010	March 31, 2010
	Unaudited	Audited	Unaudited
ASSETS
CASH AND DUE FROM BANKS	$9,015	$6,612	$8,562
INTEREST-BEARING DEPOSITS IN OTHER BANKS	8	1	476
FEDERAL FUNDS SOLD	18,366	10,631	18,586
Total cash and cash equivalents	27,389	17,244	27,624
SECURITIES
Trading assets	204	76	152
Available for sale	138,884	130,650	103,119
Held to maturity (market value of $6,878, $7,375
and $8,029)	6,727	7,249	7,809
Other investments, at cost	4,319	4,319	4,456
LOANS-less allowance for loan losses of $8,082, $7,919 and $8,665	323,161	332,794	360,457
PREMISES AND EQUIPMENT, net of accumulated
depreciation and amortization	10,864	11,023	12,154
ACCRUED INTEREST RECEIVABLE	2,222	2,288	2,272
ASSETS ACQUIRED IN SETTLEMENT OF LOANS	13,313	13,344	12,596
CASH SURRENDER VALUE OF LIFE INSURANCE	12,909	12,791	12,424
OTHER ASSETS	8,896	9,292	9,363
TOTAL ASSETS	$548,888	$541,070	$552,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
DEPOSITS
Noninterest-bearing	$52,202	$48,151	$50,015
Interest-bearing	427,689	426,603	429,958
Total deposits	479,891	474,754	479,973
SECURITIES SOLD UNDER REPURCHASE
AGREEMENTS	12,445	10,362	15,051
ACCRUED INTEREST PAYABLE	1,588	1,639	2,025
OTHER LIABILITIES	2,332	2,017	2,112
Total Liabilities	496,256	488,772	499,161
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized Preferred stock Series T - $1,000 per share liquidation preference; issued and outstanding-12,660 shares at March 31, 2011,
December 31, 2010 and March 31, 2010.	12,176	12,139	12,028
Preferred stock Series W - $1,000 per share liquidation preference; issued and outstanding – 633 shares at March 31, 2011,
December 31, 2010 and March 31, 2010.	678	682	693
Common stock – 15,000,000 shares authorized, $1.11
par value per share, 7,003,063 shares issued and outstanding at
March 31, 2011, December 31, 2010 and March 31, 2010.	7,774	7,774	7,774
Additional paid-in capital	41,707	41,701	41,666
Retained earnings (deficit)	(9,918)	(10,142)	(11,007)
Accumulated other comprehensive income	215	144	2,111
Total Shareholders’ Equity	52,632	52,298	53,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$548,888	$541,070	$552,426

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Dollars in thousands except share and per share data)	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$4,862	$5,489
Interest on securities
Taxable	1,003	864
Tax-exempt	366	367
Interest on federal funds	9	8
Total interest income	6,240	6,728

INTEREST EXPENSE
Interest on deposits	1,493	1,970
Interest on federal funds purchased and securities
sold under repurchase agreements	21	20
Total interest expense	1,514	1,990
Net interest income	4,726	4,738

PROVISION FOR LOAN LOSSES	1,040	3,425
Net interest income after provision for loan losses	3,686	1,313

NON-INTEREST INCOME
Service charges on deposit accounts	333	363
Customer service fees	40	40
Mortgage banking	100	85
Brokerage services	56	53
Bank owned life insurance	138	136
Other noninterest income	386	257
Total non-interest income	1,053	934
NON-INTEREST EXPENSES
Salaries and benefits	2,045	2,061
Occupancy and equipment	463	511
Marketing and advertising	53	45
Communications	53	63
Printing and supplies	28	37
Bank paid loan costs	40	45
Net cost of operation of other real estate	556	334
ATM/Debit card expenses	69	60
Legal and professional fees	96	99
Director fees	78	94
Regulatory assessments	379	322
Other post employment benefits	100	88
Other operating expenses	344	373
Total non-interest expenses	4,304	4,132
Income (loss) before income taxes	435	(1,885)
PROVISION (BENEFIT) FOR INCOME TAXES	5	(785)

Net income (loss)	430	(1,100)
Deductions to determine amounts available to common shareholders
Dividends declared or accumulated on preferred stock	173	172
Net accretion of discount on preferred stock	33	33

Net income (loss) available to common shareholders	$224	$(1,305)

INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.03	$(0.19)
DILUTED	$0.03	$(0.19)
WEIGHTED AVERAGE COMMON SHARES:
BASIC	7,003,063	7,003,063
DILUTED	7,003,063	7,003,063
DIVIDENDS PAID PER COMMON SHARE	$-	$-

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of
Shareholders’ Equity and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

							Additional Paid-in Capital	Retained Earnings(Deficit)	Accumu- lated Other Compre- hensive Income	Total Share- holder Equity
	Preferred Stock		Preferred Stock
	Series T		Series W		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2009	12,660	$11,991	633	$697	7,003,063	$7,774	$41,658	$(9,702)	$2,025	$54,443
Net income (loss)	-	-	-	-	-	-	-	(1,100)	-	(1,100)
Other comprehensive Income, net of tax:
Unrealized holding gains on
securities available for sale,
net income tax of $44	-	-	-	-	-	-	-	-	86	86
Comprehensive income (loss)										(1,014)
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(172)	-	(172)
Accretion (amortization)
of preferred stock	-	37	-	(4)	-	-	-	(33)	-	-
Stock-based compensation	-	-	-	-	-	-	8	-	-	8

Balance, March 31, 2010	12,660	$12,028	633	$693	7,003,063	$7,774	$41,666	$(11,007)	$2,111	$53,265

Balance, December 31, 2010	12,660	$12,139	633	$682	7,003,063	$7,774	$41,701	$(10,142)	$144	$52,298
Net income	-	-	-	-	-	-	-	430	-	430
Other comprehensive Income, net of tax:
Unrealized holding losses on
securities available for sale,
net income tax of $38	-	-	-	-	-	-	-	-	71	71
Comprehensive income										501
Cash dividends on
preferred stock	-	-	-	-	-	-	-	(173)	-	(173)
Accretion (amortization)
of preferred stock	-	37	-	(4)	-	-	-	(33)	-	-
Stock-based compensation	-	-	-	-	-	-	6	-	-	6

Balance, March 31, 2011	12,660	$12,176	633	$678	7,003,063	$7,774	$41,707	$(9,918)	$215	$52,632

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)	Three months Ended
	March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$430	$(1,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from trading assets	(128)	(24)
(Gain) loss on sale of other real estate	(119)	5
Provision for loan losses	1,040	3,425
Depreciation and amortization	194	229
Amortization and accretion (net) of premiums and
discounts on securities	226	74
Stock-based compensation	6	8
Decrease in accrued interest receivable	66	99
(Increase) decrease in other assets	478	(531)
Decrease in accrued interest payable	(51)	(24)
Increase in other liabilities	315	183
Net cash provided by operating activities	2,457	2,344

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(14,648)	(7,153)
Proceeds from principal pay-downs on securities available for sale	6,293	5,315
Proceeds from the maturities and calls of securities available for sale	-	2,000
Proceeds from the maturities and calls of securities held to maturity	525	595
Increase in cash surrender value of life insurance	(118)	(120)
Proceeds from the sale of other real estate owned	2,064	1,792
Net (increase) decrease in loans	6,174	(637)
Write down of assets acquired in settlement of loans	386	55
Purchase of premises and equipment	(35)	(113)
Net cash provided by investing activities	641	1,734

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,137	(5,023)
Net increase in securities sold under repurchase agreements	2,083	2,266
Net decrease in federal funds purchased	-	(399)
Cash dividends paid on preferred stock	(173)	(172)
Net cash used in (provided by) financing activities	7,047	(3,328)
Net increase in cash and cash equivalents	10,145	750
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,244	26,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,389	$27,624

CASH PAID FOR
Interest	$1,565	$2,015
Income taxes	$35	$41
NON-CASH TRANSACTIONS
Change in unrealized gain on available for sale securities	$71	$86
Loans transferred to other real estate	$2,419	$2,899

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of these policies is included in the 2010 Annual Report on Form 10-K and incorporated herein by reference.

STATEMENT OF CASH FLOWS

           Cash and cash equivalents includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.  All have maturities of three months or less.

EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification. The assumed conversion of stock options creates the difference between basic and diluted net income per share.  Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented.  Stock options on 137,778 and 154,868 shares of the Company’s common stock are excluded from the computation of net loss per diluted share at March 31, 2011 and March 31, 2010, respectively, because their inclusion would be anti-dilutive due to their exercise prices being greater that the market value of shares and the net loss in the 2010 period.

	Three Months Ended March 31,
	2011	2010
Net (loss) income available to common
shareholders (in thousands)	$224	$(1,305)

Weighted average shares outstanding:
Basic	7,003,063	7,003,063
Effect of dilutive securities:
Stock options	-	-
Diluted	7,003,063	7,003,063

Income (loss) per common share:
Basic	$0.03	$(0.19)
Diluted	$0.03	$(0.19)

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

Securities are summarized as follows as of March 31, 2011 (tabular amounts in thousands):

TRADING ASSETS:

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$204	$-	$-	$204

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$1,588	$111	$-	$1,699

MORTGAGE BACKED SECURITIES
Maturing within one year	230	11	-	241
Maturing after one year but within five years	65,219	1,337	405	66,151
Maturing after five years but within ten years	8,921	-	172	8,749
Maturing after ten years	26,022	53	916	25,159
	100,392	1,401	1,493	100,300
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	1,297	83	-	1,380
Maturing after five years but within ten years	14,368	268	100	14,536
Maturing after ten years	20,311	233	176	20,368
	35,976	584	276	36,284
OTHER SECURITIES
Maturing after ten years	601	-	-	601

Total securities available for sale	$138,557	$2,096	$1,769	$138,884

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$1,913	$25	$-	$1,938
Maturing after one but within five years	1,324	49	-	1,373
Maturing after five years but within ten years	2,969	72	-	3,041
Maturing after ten years	521	5	-	526
Total securities held to maturity	$6,727	$151	$-	$6,878

Securities are summarized as follows as of December 31, 2010 (tabular amounts in thousands):

TRADING ASSETS:

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$76	$-	$-	$76

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$1,588	$138	$-	$1,726

MORTGAGE BACKED SECURITIES
Maturing after one year but within five years	61,031	1,345	406	61,970
Maturing after five years but within ten years	11,832	75	223	11,684
Maturing after ten years	22,797	87	632	22,252
	95,660	1,507	1,261	95,906
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	1,297	83	-	1,380
Maturing after five years but within ten years	10,575	108	108	10,575
Maturing after ten years	20,713	116	343	20,486
	32,585	307	451	32,441
OTHER SECURITIES
Maturing after ten years	601	-	24	577

Total securities available for sale	$130,434	$1,952	$1,736	$130,650

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$1,546	$17	$-	$1,563
Maturing after one but within five years	1,918	61	-	1,979
Maturing after five years but within ten years	3,271	55	-	3,326
Maturing after ten years	514	-	7	507
Total securities held to maturity	$7,249	$133	$7	$7,375

Securities are summarized as follows as of March 31, 2010 (tabular amounts in thousands):

TRADING ASSETS:

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$152	$-	$-	$152

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$4,801	$338	$-	$5,139

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
MORTGAGE BACKED SECURITIES
Maturing within one year	1,097	30	-	1,127
Maturing after one year but within five years	50,557	2,132	13	52,676
Maturing after five years but within ten years	10,368	130	81	10,417
Maturing after ten years	3,552	133	-	3,685
	65,574	2,425	94	67,905
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	457	38	-	495
Maturing after five years but within ten years	5,426	171	6	5,591
Maturing after ten years	23,059	458	98	23,419
	28,942	667	104	29,505
OTHER SECURITIES
Maturing after ten years	603	-	33	570

Total securities available for sale	$99,920	$3,430	$231	$103,119

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$377	$8	$-	$385
Maturing after one but within five years	2,942	117	-	3,059
Maturing after five years but within ten years	3,056	58	-	3,114
Maturing after ten years	1,434	37	-	1,471
Total securities held to maturity	$7,809	$220	$-	$8,029

The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011:

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$44,864	$1,487	$494	$6	$45,358	$1,493
States and political subdivisions	12,391	265	139	11	12,530	276
Total	$57,255	$1,752	$633	$17	$57,888	$1,769

Two individual securities available for sale were in a continuous loss position for twelve months or more.

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

The following table shows gross unrealized loss and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$9,237	$94	$-	$-	$9,237	$94
Other Securities	-	-	481	33	481	33
States and political subdivisions	4,796	104	-	-	4,796	104
Total	$14,033	$198	$481	$33	$14,514	$231

Two individual securities available for sale were in a continuous loss position for twelve months or more.

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

LOANS

Loans are summarized as follows (tabular amounts in thousands):
	March 31,	December 31,	March 31,
	2011	2010	2010

Commercial	$27,447	$28,362	$32,905
Real Estate:
Residential real estate	102,844	106,759	108,932
Commercial real estate	190,909	192,351	212,562
Commercial construction	3,356	6,152	7,388
Consumer and other	6,687	7,089	7,335
	331,243	340,713	369,122
Less allowance for loan losses	(8,082)	(7,919)	(8,665)
	$323,161	$332,794	$360,457

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

The composition of gross loans by rate type is as follows (tabular amounts in thousands):

	March 31,	December31,	March 31,
	2011	2010	2010
Variable rate loans	$100,989	$107,250	$116,286
Fixed rate loans	230,254	233,463	252,836
	$331,243	$340,713	$369,122

Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
BALANCE, BEGINNING OF YEAR	$7,919	$7,431	$7,431
Provision for loan losses	1,040	6,625	3,425
Loans charged off	(884)	(6,572)	(2,214)
Loans recovered	7	435	23
BALANCE, END OF YEAR	$8,082	$7,919	$8,665

The following table reflects charge-offs and recoveries per loan category (tabular amounts in thousands):

	March 31, 2011		December 31, 2010		March 31, 2010
	Charge-offs	Recoveries	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$116	$3	$1,866	$329	$304	$9
Residential real estate	385	-	1,160	77	89	12
Commercial real estate	21	1	938	6	50	1
Commercial Construction	303	-	2,589	5	1,760	-
Consumer and other	59	3	19	18	11	1
Total	$884	$7	$6,572	$435	$2,214	$23

The allocation of the allowance for loan losses by portfolio segment at March 31, 2011 was as follows (tabular amounts in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Commercial Construction	Consumer and Other	Total
Specific Reserves:
Impaired Loans	$-	$-	$128	$-	$-	$128
General Reserve	695	910	5,636	496	217	7,954
Total	$695	$910	$5,764	$496	$217	$8,082

Loans individually
evaluated for impairment	$-	$4,559	$11,165	$502	$28	$16,254
Loans collectively
evaluated for impairment	27,447	98,285	179,745	2,854	6,658	314,989
Total	$27,447	$102,844	$190,910	$3,356	$6,686	$331,243

The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows (tabular amounts in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Commercial Construction	Consumer and Other	Total
Specific Reserves:
Impaired Loans	$-	$186	$951	$-	$-	$1,137
General Reserve	513	900	4,677	527	165	6,782
Total	$513	$1,086	$5,628	$527	$165	$7,919

Loans individually
evaluated for impairment	$483	$3,916	$11,203	$-	$17	$15,619
Loans collectively
evaluated for impairment	27,879	102,843	181,148	6,152	7,072	325,094
Total	$28,362	$106,759	$192,351	$6,152	$7,089	$340,713

Impaired loans were as follows:

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (tabular amounts in thousands):

				Impaired Loans - With
	Impaired Loans – With Allowance			No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$-	$-
Real Estate:
Residential real estate	-	-	-	4559	5,042
Commercial real estate	709	709	128	10,456	11,689
Commercial construction	-	-	-	502	502
Consumer and other	-	-	-	28	28
Total	$709	$709	$128	$15,545	$17,261

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (tabular amounts in thousands):

				Impaired Loans - With
	Impaired Loans – With Allowance			No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$483	$483
Real Estate:
Residential real estate	740	740	186	2,661	3,008
Commercial real estate	5,318	4,505	951	6,158	5,635
Commercial construction	-	-	-	1,047	1,231
Consumer and other	-	-	-	25	17
Total	$6,058	$5,245	$1,137	$10,374	$10,374

The following is a summary of information pertaining to impaired loans and non-accrual loans at March 31, 2010 (tabular amounts in thousands):

2010
Impaired loans without valuation allowance	$7,766
Impaired loans with a valuation allowance	9,246
Total impaired loans	$17,012
Valuation allowance related to impaired loans	$2,126
Total non-accrual loans	$16,496
Total loans past due ninety days or more and still accruing	$120

Non-performing loans and impaired loans are defined differently.  As such, some loans may be included in both categories, whereas other loans may only be included in one category.

Delinquent Loans at March 31, 2011, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$44	$-	$-	$44	$27,403	$27,447
Real Estate:
Residential real estate	165	16	2,228	2,409	100,435	102,844
Commercial real estate	3,494	451	4,410	8,355	182,555	190,910
Commercial construction	-	-	-	-	3,356	3,356
Consumer and other	2	3	17	22	6,664	6,686
Total	$3,705	$470	$6,655	$10,830	$320,413	$331,243

Delinquent Loans at December 31, 2010, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$10	$-	$483	$493	$27,869	$28,362
Real Estate:
Residential real estate	1,842	70	612	2,524	104,235	106,759
Commercial real estate	1,330	1,785	6,570	9,685	182,666	192,351
Commercial construction	-	-	728	728	5,424	6,152
Consumer and other	25	174	-	199	6,890	7,089
Total	$3,207	$2,029	$8,393	$13,629	$327,084	$340,713

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

Loans excluded from the scope of the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the borrower contacts one of the Banks for a modification.  In these circumstances, the loan is specifically evaluated for potential classification as to special mention or substandard, or may even be charged-off.  The following definitions are used for risk ratings:

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

The tables below set forth total loans and the amounts of loans by type in each of these risk categories

MMarch 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Commercial	$27,447	$22,270	$2,449	$2,728	$-
Real Estate:
Residential real estate	102,844	95,421	5,237	2,186	-
Commercial real estate	190,909	145,975	26,809	18,125	-
Commercial construction	3,356	1,404	915	1,037	-
Consumer and other	6,687	6,233	34	420	-
Total	$331,243	$271,303	$35,444	$24,496	$-

December 31, 2010
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Commercial	$28,362	$25,961	$1,064	$1,335	$2
Real Estate:
Residential real estate	106,759	102,778	1,729	2,252	-
Commercial real estate	192,351	140,917	17,851	33,583	-
Commercial construction	6,152	3,453	1,052	1,647	-
Consumer and other	7,089	7,071	18	-	-
Total	$340,713	$280,180	$21,714	$38,817	$2

ASSETS ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes the composition of assets acquired in settlement of loans as of the dates noted (tabular amounts in thousands):

	March 31,		December 31,		March 31,
	2011		2010		2010
	Amount	#	Amount	#	Amount	#
Construction and land development	$10,507	39	$9,964	38	$11,232	59
Residential real estate	2,103	12	2,870	13	1,053	11
Commercial real estate	703	11	510	3	311	3
Total assets acquired in settlement of loans	$13,313	62	$13,344	54	$12,596	73

The following summarizes activity with respect to assets acquired in settlement of loans (tabular amounts in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
BALANCE, BEGINNING OF YEAR	$13,344	$11,490	$11,490
Additions - foreclosures	2,420	9,943	2,898
Sales	(2,029)	(7,017)	(1,721)
Write downs	(422)	(522)	(71)
Valuation reserve	-	(550)	-
BALANCE, END OF YEAR	$13,313	$13,344	$12,596

STOCK-BASED COMPENSATION

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  During the first three months of 2011, no options to purchase shares were granted.

At March 31, 2011 an aggregate of 351,650 shares were reserved for issuance upon exercise of options. The following is a summary of the status of the Company’s plans as of March 31, 2011 and changes during the three months ended March 31, 2011.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	143,424	$9.36
Granted	-	-
Exercised	-	-
Forfeited	(5,646)	8.53
Outstanding, March 31, 2011	137,778	$9.39	5.78	$-

Options exercisable, March 31, 2011	121,773	$9.85	5.45	$-

For the first three months of 2011, we recognized compensation cost of approximately $6,000 related to unvested stock options.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2011 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$1,699	$-	$1,699
Mortgage Backed Securities	-	100,300	-	100,300
Obligations of States and
Political Subdivisions	-	36,284	-	36,284
Other Securities	-	601	-	601
Trading Assets	204	-	-	204
Total	$204	$138,884	$-	$139,088

Nonrecurring Basis:
Impaired loans	$-	$16,126	$-	$16,126
Other real estate owned	-	13,313	-	13,313
Total	$-	$29,439	$-	$29,439

Assets and liabilities measured at fair value are as follows as of December 31, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$1,726	$-	$1,726
Mortgage Backed Securities	-	95,906	-	95,906
Obligations of States and
Political Subdivisions	-	32,441	-	32,441
Other Securities	-	577	-	577
Trading Assets	76	-	-	76
Total	$76	$130,650	$-	$130,726

Nonrecurring Basis:
Impaired loans	$-	$14,482	$-	$14,482
Other real estate owned	-	13,344	-	13,344
Total	$-	$27,826	$-	$27,826

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

Fair value for variable rate loans that reprice frequently, loans held for sale, for loans that mature in less than three months and impaired loans is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Cash and due from banks	$9,015	$9,015	$6,612	$6,612
Interest-bearing deposits in other banks	8	8	1	1
Federal funds sold	18,366	18,366	10,631	10,631
Trading assets	204	204	76	76
Securities available for sale	138,884	138,884	130,650	130,650
Securities held to maturity	6,727	6,878	7,249	7,375
Other investments	4,319	4,319	4,319	4,319
Loans (gross)	331,243	326,435	340,713	338,445
Cash surrender value of life insurance	12,909	12,909	12,791	12,791

Financial liabilities:
Deposits	$479,891	$478,629	$474,754	$471,323
Securities sold under repurchase agreements	12,445	12,445	10,362	10,362

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Loan Note above.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on both whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

SUBSEQUENT EVENTS

In accordance with accounting guidance regarding subsequent events, Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date that would be required to be disclosed in these financial statements, and concluded that there were none.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2010 Annual Report on Form  10-K.  Results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be attained for any other period.

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

Critical Accounting Policies

Peoples Bancorporation, Inc. (the “Company”) has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2010 Annual Report on Form 10-K.

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

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the “Allowance”) to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of the Allowance.  The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  Many of the Company’s estimates also rely heavily on real estate appraisals by third parties which are themselves estimates. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.   Refer to the discussion under the “Provision and Allowance for Loan Losses, Loan Loss Experience” section in Item 7--“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2010 Annual Report on Form 10-K and the “Balance Sheet Review--Allowance for Loan Losses” and “Earnings Performance--Provision for Loan Losses” sections of this report on Form 10-Q for a detailed description of the Company’s estimation process and methodology related to the Allowance.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

The Company’s consolidated operations for the three months ended March 31, 2011 resulted in net income of $430,000 compared to a net loss of $1,100,000 for the three months ended March 31, 2010.  After deducting for dividends on preferred stock and net accretion of preferred stock, the three-month period ended March 31, 2011 resulted in net income available to common shareholders of $224,000 or $0.03 per diluted share compared to a net loss of $1,305,000 or $0.19 per diluted share for the first quarter of 2010, an increase of $1,529,000 or $0.22 per diluted share.  The return on average common equity, which is annualized net income (or loss) available to common shareholders as a percentage of average total common equity, for the three months ended March 31, 2010 was 2.27%, compared to (12.72)% for the three months ended March 31, 2010.  Return on average assets, which is annualized net income (or loss) divided by average assets, for the three months ended March 31, 2011 was 0.32%, compared to (3.16)% for the three months ended March 31, 2010.

Interest Income, Interest Expense and Net Interest Income

The largest component of the Company’s revenue is interest income.  Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses decreased $12,000, or 0.3%, to $4,726,000 for the quarter ended March 31, 2011 compared to $4,738,000 for the quarter ended March 31, 2010.  The Company’s net interest margin for the three months ended March 31, 2011 was 3.87%, compared to 3.65% for the quarter ended March 31, 2010.

The Company’s total interest income for the first quarter of 2011 was $6,240,000 compared to $6,728,000 for the first quarter of 2010, a decrease of $488,000, or 7.3%.  Interest and fees on loans, the largest component of total interest income, decreased by $627,000 in the first quarter of 2011 to $4,862,000 from $5,489,000 for the first quarter of 2010, a decrease of 11.4%.  The decrease in interest and fees on loans for the three-month period was due to lower market interest rates and lower average loan balances.  Interest on taxable securities, the second largest component of total interest income, increased by $139,000 or 16.1% to $1,003,000 in the first quarter of 2011 compared to $864,000 for the first quarter of 2010.  This increase in interest on taxable securities for the three-month period was due to higher market interest rates and higher average balances. Interest on tax-exempt securities decreased by $1,000 or 0.3% to $366,000 in the first quarter of 2011 compared to $367,000 for the first quarter of 2010.  Interest on federal funds sold was $9,000 in the first quarter of 2011 compared to $8,000 for the first quarter of 2010.

The Company’s total interest expense for the first quarter of 2011 was $1,514,000 compared to $1,990,000 for the first quarter of 2010, a decrease of $476,000, or 23.9%.  Interest expense on deposits, the largest component of total interest expense, decreased by $477,000 in the first quarter of 2011 to $1,493,000 compared to $1,970,000 for the first quarter of 2010, a decrease of 24.2%.  The decrease in interest expense on deposits for the three-month period is attributable to lower interest rates, and partially offset by higher average balances.  Interest on securities sold under repurchase agreements, the second largest component of total interest expense, increased $1,000 or 5.0% to $21,000 in the first quarter of 2011 compared to $20,000 for the first quarter of 2010.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2011 was $1,040,000 compared to $3,425,000 for the three months ended March 31, 2010, a decrease of $2,385,000 or 69.6%.  The changes in the Company’s provision for loan losses for the first quarter of 2011 are based on management’s evaluation of the Company’s overall credit quality and its estimate of loan losses inherent in the loan portfolio.  See “BALANCE SHEET REVIEW – Allowance for Loan Losses.”

Non-interest Income

Non-interest income increased $119,000 or 12.7% to $1,053,000 for the first quarter of 2011 compared to $934,000 for the first quarter of 2010.  Service fees on deposits, the largest component of non-interest income decreased $30,000 or 8.3% to $333,000 for the first quarter of 2011 compared to $363,000 for the first quarter of 2010, possibly as a result of customers managing their deposit accounts more carefully.

Mortgage banking fees increased from $85,000 in the first quarter of 2010 to $100,000 in the first quarter of 2011, an increase of $15,000 or 17.6%.  The increase in mortgage banking income is due to increased levels of residential mortgage loan originations at the Banks.  Brokerage service income increased from $53,000 in the first quarter of 2010 to $56,000 in the first quarter of 2011, an increase of $3,000 or 5.7% due to higher commissions from both the volume and mix of products.  Bank owned life insurance income increased $2,000 or 1.5% in the first quarter of 2011 to $138,000 compared to $136,000 for the first quarter of 2010.

Other non-interest income increased $129,000 or 50.2% from $257,000 during the first quarter of 2010 to $386,000 for the first quarter of 2011, largely attributable to a $104,000 increase in the gain on trading assets of $128,000 during the first quarter of 2011, compared to $24,000 for the same period of 2010.  There was also a $32,000 increase in interchange income on check cards to $199,000 for the first quarter of 2011 compared to $167,000 for the first quarter of 2010.

There were no gains realized on the sale of securities available for sale during the first quarter of 2011 or 2010.

Non-interest Expense

Total non-interest expense increased $172,000 or 4.2% to $4,304,000 for the first quarter of 2011 from $4,132,000 for the first quarter of 2010.  Salaries and benefits, the largest component of non-interest expense, decreased $16,000 or 0.8%, to $2,045,000 for the first quarter of 2011 from $2,061,000 for the first quarter of 2010.

Occupancy and furniture and equipment expenses decreased $48,000 or 9.4% to $463,000 in the first quarter of 2011 compared to $511,000 in the first quarter of 2010, due in part to the closing of The Peoples National Bank’s Mills Avenue branch in Greenville, South Carolina during the fourth quarter of 2010.  Communication expense decreased $10,000 or 15.9% from $63,000 in the first quarter of 2010 to $53,000 during the first quarter of 2011.  Printing and supplies decreased $9,000 or 24.3% from $37,000 for the first quarter of 2010 to $28,000 for the first quarter of 2011.  These decreases were the result of continued efforts by management to limit and reduce expenses in response to weakened economic conditions.

Net cost of operation of other real estate owned increased $222,000 or 66.5% to $556,000 in the first quarter of 2011 compared to $334,000 in the first quarter of 2010.  There was a net gain of $119,000 in the first quarter of 2011 on the sale of other real estate owned compared to a loss of $5,000 for the same period in 2010, an increase of $124,000.  Rental income on other real estate owned during the first three months of 2011 amounted to $29,000 compared to $18,000 during the same period of 2010, an increase of $11,000. Expenses included in the net cost of operation of other real estate owned include write-downs of other real estate owned, taxes paid, legal fees, utilities, maintenance, etc.  These expenses increased $357,000 or 102.9% to $704,000 in the first three months of 2011 compared to $347,000 for the first three months of 2010.  Included in the $704,000 expense incurred in the first three months of 2011 is $387,000 in write-downs of other real estate to current market values, compared to $55,000 in the first three months of 2010.  Bank paid loan costs decreased $5,000 or 11.1% to $40,000 in the first quarter of 2011 compared to $45,000 in the first quarter 2010.

Marketing and advertising expense increased $8,000 or 17.8% to $53,000 during the first quarter of 2011 from $45,000 for the first quarter of 2010.  This increase is attributable to a higher level of marketing activity at the Banks, although marketing activity was still somewhat restricted by the weak economy.  Interchange and ATM expense increased $9,000 or 15.0% to $69,000 for the first three months of 2011, compared to $60,000 for the same period of 2010.  Legal and professional expenses decreased $3,000 or 3.0% to $96,000 for the first quarter of 2011 compared to $99,000 for the first quarter of 2010.

Regulatory assessments increased $57,000 or 17.7% from $322,000 for the first quarter of 2010 to $379,000 for the first quarter of 2011. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) by the Company’s three Banks.

All other operating expenses were $344,000 in the first quarter of 2011 compared to $373,000 for the first quarter of 2010, a decrease of $29,000 or 7.8%.

Income Taxes

Income taxes amounted to $5,000 for the first three months of 2011 compared to a tax benefit for the first three months of 2010 of $785,000.  The provision for income taxes is an estimate, and management considers several factors in making this estimate, including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 66.7% of total earning assets.  As of March 31, 2011 the Company held total gross loans outstanding of $331,243,000, a decrease of $9,470,000 or 2.8% from $340,713,000 in total gross loans outstanding at December 31, 2010, and a decrease of $37,879,000 or 10.3% from $369,122,000 in total gross loans outstanding at March 31, 2010.  The decrease in outstanding loans comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries, with additional decreases resulting from a number of loans that were charged-off or converted into other real estate owned through foreclosures or deeds in lieu of foreclosure.

Loan Portfolio Composition	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
Commercial	$27,447	$28,362	$32,905
Real Estate:
Residential real estate	102,844	106,759	108,932
Commercial real estate	190,910	192,351	212,562
Commercial construction	3,356	6,152	7,388
Consumer and other	6,686	7,089	7,335
Gross loans	$331,243	$340,713	$369,122

The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. The average yield on the Company’s loans for the three months ended March 31, 2011 was 5.79%, compared to 5.91% for the three months ended March 31, 2010.  The Federal Reserve continues to keep the federal funds target rate near zero for an “extended period” of time.  A large portion of the Company’s adjustable-rate loans, which constitute approximately 30.5% of the loan portfolio, reprice following an interest-rate change by the Federal Reserve.

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

At March 31, 2011, the allowance for loan losses was $8,082,000 or 2.44% of gross outstanding loans, compared to $7,919,000 or 2.32% of gross outstanding loans at December 31, 2010 and $8,665,000 or 2.35% of gross outstanding loans at March 31, 2010.  During the first three months of 2011, the Company experienced net charge-offs of $877,000 or 0.26% of average loans, compared to net charge-offs of $2,191,000, or 0.59% of average loans during the first three months of 2010.  The Company’s provision for loan losses was $1,040,000 for the first three months of 2011 compared to $3,425,000 in the first three months of 2010.

Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets.  When increases in the overall level of non-performing and potential problem loans accelerates from the historical trend, management may adjust the methodology for determining the allowance for loan losses, which results in increases the provision and the allowance for loan losses.  This typically decreases net income.

The following table sets forth ratios of net charge-offs and the allowance for loan losses to the items stated:

Asset Quality Ratios:
March 31,	December 31,	March 31,
2011	2010	2010

Net charge-offs to average loans outstanding during the period	0.26%	1.71%	0.59%
Net charge-offs to total loans outstanding at end of period	0.26%	1.80%	0.59%
Allowance for loan losses to average loans	2.41%	2.20%	2.33%
Allowance for loan losses to total loans at end of period	2.44%	2.32%	2.35%
Net charge-offs to allowance for loan losses at end of period	10.85%	77.50%	25.29%
Net charge-offs to provision for loan losses	84.33%	92.63%	63.97%

The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses.  Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible.  Recoveries of previously charged-off loans are credited back to the allowance.

Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at March 31, 2011.  In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio.  The allowance for loan losses uses the Company’s procedures and methods which include the following risk factors, though not intended to be an all inclusive list:

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

The local economy continues to struggle. The housing market, including construction and development projects, has demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. The Company continues to diligently assess its risk, particularly in the real estate market.  The Company’s special assets department continues to be proactive in foreclosure actions and sales.  Management believes these actions should start to decrease the Company’s non-performing assets levels.

Securities

The primary objective of the Company’s securities portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings.  The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities.  The Company had $204,000 in trading assets at March 31, 2011, compared to $76,000 at December 31, 2010 and $152,000 in trading assets at March 31, 2010.  The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company’s interest-rate sensitivity goals, to secure public deposits, and to generate income.  At March 31, 2011 securities totaled $150,134,000, which represented 30.2% of total earning assets.  Total securities increased $7,840,000 or 5.5% from $142,294,000 invested as of December 31, 2010 and increased $34,598,000 or 30.0% from $115,536,000 invested as of March 31, 2010.  The size of the Company’s investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

At March 31, 2011 the Company’s total investments classified as available for sale had an amortized cost of $138,557,000 and a market value of $138,884,000 for a net unrealized gain of $327,000.  This compares to an amortized cost of $130,434,000 and a market value of $130,650,000 for an unrealized gain of $216,000 on the Company’s investments classified as available for sale at December 31, 2010.  At March 31, 2010 the Company’s total investments classified as available for sale had an amortized cost of $99,920,000 and a market value of $103,119,000 for an unrealized gain of $3,199,000.  Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than the amortized cost, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Securities with carrying amounts of $30,453,000 at March 31, 2011 were pledged to secure public deposits and for other purposes required or permitted by law.

Other Real Estate Owned

The Company’s other real estate owned was $13,313,000 at March 31, 2011, a decrease of $31,000 or 0.2% from $13,344,000 at December 31, 2010 and an increase of $717,000, or 5.7% from $12,596,000 at March 31, 2010.  During the first three months of 2011, the Company acquired $2,420,000 in other real estate, sold $2,029,000 in properties and wrote-down $422,000 of other real estate owned.  During 2010, the Company acquired $9,943,000 in other real estate, sold $7,017,000 in properties and wrote-down $522,000.

The following table summarizes the composition of other real estate owned as of the dates noted (tabular amounts in thousands):

	March 31,		December 31,		March 31,
	2011		2010		2010
	Amount	#	Amount	#	Amount	#
Construction and land development	$10,507	39	$9,964	38	$11,232	59
Residential real estate	2,103	12	2,870	13	1,053	11
Commercial real estate	703	11	510	3	311	3
Total assets acquired in settlement of loans	$13,313	62	$13,344	54	$12,596	73

Cash Surrender Value of Life Insurance

           The Company’s cash surrender value of life insurance was $12,909,000 at March 31, 2011, an increase of $118,000, or 0.9%, from the $12,791,000 held at December 31, 2010 and an increase of $485,000, or 4.0%, from the $12,424,000 held at March 31, 2010.  The increase in cash surrender value of life insurance is due to normal appreciation in the cash surrender value associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

The Company’s cash and cash equivalents increased $10,145,000, or 58.8%, to $27,389,000 at March 31, 2011 from $17,244,000 at December 31, 2010, and decreased $235,000, or 0.9%, from $27,624,000 at March 31, 2010.  From time to time there are swings in the level of cash and cash equivalents, which are due to normal fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Deposits

The Banks’ primary source of funds for loans and investments is their deposits.  Total deposits increased $5,137,000 or 1.1%, to $479,891,000 at March 31, 2011 from $474,754,000 at December 31, 2010 and decreased $82,000, or 0.02%, from $479,973,000 at March 31, 2010.  Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

For the three months ended March 31, 2011, interest-bearing deposits averaged $426,993,000 compared to $429,879,000 for the same period of 2010.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta, as well as to manage the interest rate risk at the Banks.  At March 31, 2011 brokered deposits totaled $40,993,000, compared to $43,194,000 and $46,797,000 in brokered deposits at December 31, 2010 and March 31, 2010, respectively.  At March 31, 2011, of the total brokered deposits $15,872,000 was acquired through the Certificate of Deposit Account Registry Service (“CDARS”), compared with $18,073,000 at December 31, 2010 and $24,489,000 at March 31, 2010. The Company considers brokered funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

The average interest rate paid on interest-bearing deposits was 1.40% during the three months ended March 31, 2011 compared to 1.83% for the same period of 2010 and 1.68% for the twelve months ended December 31, 2010.  In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions.  At March 31, 2011 interest-bearing deposits comprised 89.1% of total deposits compared to 89.9% at December 31, 2010 and 89.6% at March 31, 2010.

The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds. Core deposits as a percentage of total deposits averaged approximately 76% at March 31, 2011, 71% at December 31, 2010 and 75% at March 31, 2010. 2009.  Time deposits of $100,000 or more represented 24.4% of total deposits at March 31, 2011, 25.4% at December 31, 2010 and 25.3% at March 31, 2010. The Company’s larger denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.  The permanent increase of the maximum FDIC insurance amount from $100,000 to $250,000 may also provide stability to time deposits over $100,000 but less than $250,000.

Borrowings

The Company’s borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, and short-term advances from the Federal Home Loan Bank (“FHLB”).  At March 31, 2011 borrowings totaled $12,445,000, compared to $10,362,000 at December 31, 2010 and $15,051,000 at March 31, 2010, all of which were comprised of securities sold under repurchase agreements.  Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold, securities available for sale and a line of credit established with a correspondent bank. In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis. At March 31, 2011, The Peoples National Bank had total borrowing capacity from the FHLB equal to $64,150,000, all of which was unused. Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $28,920,000, all of which was unused at March 31, 2011.  Seneca National Bank had established secured lines of credit with the FHLB at March 31, 2011 of $11,340,000, all of which was unused.  At March 31, 2011, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $22,000,000.

Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside those of its subsidiaries, and requires funds to pay limited operating expenses and dividends.  The parent company’s liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

During the first three months of 2011, the Company made capital expenditures of approximately $35,000 related to minor equipment upgrades.  The Company also makes other capital expenditures in the normal course of business.

Company management believes its liquidity sources are adequate to meet its operating needs and is not aware of any trends that may result in the Company’s liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At March 31, 2011, the Banks had issued commitments to extend credit of $68,753,000 through various types of arrangements.  The commitments generally expire within one year.  Past experience indicates that many of these commitments to extend credit will expire not fully used.  As described under “Liquidity,” the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank’s customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $1,960,000 at March 31, 2011.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the standby letters of credit.  The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL ADEQUACY AND RESOURCES

The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

The Company and the Banks are required to maintain certain capital ratios by federal banking regulators.  The following table sets forth the capital ratios for the Company and the Banks as of March 31, 2011:

CAPITAL RATIOS
(Dollars in thousands)

Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital	$53,157	14.46%	N/A	N/A	$29,409	8.00%
Tier 1 Risk-based Capital	48,561	13.21	N/A	N/A	14,704	4.00
Leverage Ratio	48,561	8.98	N/A	N/A	21,631	4.00

The Peoples National Bank (1):
Total Risk-based Capital	$31,749	13.76%	$23,073	10.00%	$18,459	8.00%
Tier 1 Risk-based Capital	28,827	12.49	13,848	6.00	9,232	4.00
Leverage Ratio	28,827	8.87	16,250	5.00	13,000	4.00

Bank of Anderson, N. A. (1):
Total Risk-based Capital	$13,343	15.74%	$8,477	10.00%	$6,782	8.00%
Tier 1 Risk-based Capital	12,277	14.48	5,087	6.00	3,391	4.00
Leverage Ratio	12,277	8.50	7,222	5.00	5,777	4.00

Seneca National Bank (1):
Total Risk-based Capital	$7,195	13.82%	$5,206	10.00%	$4,165	8.00%
Tier 1 Risk-based Capital	6,585	12.65	3,123	6.00	2,082	4.00
Leverage Ratio	6,585	8.82	3,733	5.00	2,986	4.00

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.   Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.  Each of the Banks exceeded these required capital levels at March 31, 2011.

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

Each of the Banks has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position.  Accordingly, the Banks also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Bank’s short-term interest-rate risk.  According to the model, as of March 31, 2011 the Company was positioned so that net interest income would increase $464,000 over the next twelve months if market interest rates were to suddenly rise by 100 basis points at the beginning of the same period.  Conversely, net interest income would decline by $268,000 over the next twelve months if interest rates were to suddenly decline by 100 basis points at the beginning of the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

It is the responsibility of the Asset/Liability Committee of each bank to establish parameters for various interest risk measures, to set strategies to control interest-rate risk within those parameters, to maintain adequate and stable net interest income, and to direct the implementation of tactics to facilitate achieving these objectives.

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

PEOPLES BANCORPORATION, INC.

Dated: May 11, 2011	By:	/s/ L. Andrew Westbrook, III
L. Andrew Westbrook, III
President & Chief Executive Officer

Dated: May 11, 2011	By:	/s/ Robert E. Dye, Jr.
Robert E. Dye, Jr.
Senior Vice President & Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit No.                           Description of Exhibit

31.1               Rule 13a-14(a) / 15d-14(a) Certifications
31.2               Rule 13a-14(a) / 15d-14(a) Certifications
32                  Section 1350 Certifications