Form 10-Q
period 2011-06-30
PEOPLES BANCORPORATION INC /SC/
filed 2011-08-12
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission file
June 30, 2011	000-20616

PEOPLES BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-09581843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 East Main Street, Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (864) 859-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ___X___                  No _______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ] (This is the first report for which an Interactive Data File is required to be filed and posted.)

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

Yes  ______                  No ___X___

The number of outstanding shares of the issuer’s $1.11 par value common stock as of August 2, 2011 was 7,003,063.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets (Dollars in thousands except per share and share data)
	June 30, 2011	December 31, 2010	June 30, 2010
	Unaudited	Audited	Unaudited
ASSETS
CASH AND DUE FROM BANKS	$7,385	$6,612	$9,020
INTEREST-BEARING DEPOSITS IN OTHER BANKS	2	1	93
FEDERAL FUNDS SOLD	5,333	10,631	6,011
Total cash and cash equivalents	12,720	17,244	15,124
SECURITIES
Trading assets	354	76	40
Available for sale	168,235	130,650	108,667
Held to maturity (market value of $6,625, $7,375 and $8,017)	6,431	7,249	7,812
Other investments, at cost	3,486	4,319	4,456
LOANS-less allowance for loan losses of $8,296, $7,919 and $8,496	309,148	332,794	352,388
PREMISES AND EQUIPMENT, net of accumulated depreciation and amortization	10,821	11,023	11,940
ACCRUED INTEREST RECEIVABLE	2,358	2,288	2,210
ASSETS ACQUIRED IN SETTLEMENT OF LOANS	12,720	13,344	13,426
CASH SURRENDER VALUE OF LIFE INSURANCE	13,028	12,791	12,546
OTHER ASSETS	7,558	9,292	9,167
TOTAL ASSETS	$546,859	$541,070	$537,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
DEPOSITS
Noninterest-bearing	$52,136	$48,151	$48,237
Interest-bearing	423,134	426,603	419,886
Total deposits	475,270	474,754	468,123
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS	12,544	10,362	11,287
ACCRUED INTEREST PAYABLE	1,449	1,639	1,997
OTHER LIABILITIES	2,566	2,017	2,508
Total Liabilities	491,829	488,772	483,915
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized Preferred stock Series T - $1,000 per share liquidation preference; issued and outstanding-12,660 shares at June 30, 2011, December 31, 2010 and June 30, 2010.	12,213	12,139	12,065
Preferred stock Series W - $1,000 per share liquidation preference; issued and outstanding – 633 shares at June 30, 2011, December 31, 2010 and June 30, 2010.	674	682	689
Common stock – 15,000,000 shares authorized, $1.11 par value per share, 7,003,063 shares issued and outstanding at June 30, 2011, December 31, 2010 and June 30, 2010.	7,774	7,774	7,774
Additional paid-in capital	41,714	41,701	41,677
Retained earnings (deficit)	(9,431)	(10,142)	(10,329)
Accumulated other comprehensive income	2,086	144	1,985
Total Shareholders’ Equity	55,030	52,298	53,861
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$546,859	$541,070	$537,776

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries Consolidated Statements of Income (Loss) (Dollars in thousands except per share and share data)
Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$4,711	$5,411	$9,573	$10,900
Interest on securities
Taxable	1,138	816	2,141	1,680
Tax-exempt	460	359	826	726
Interest on federal funds	7	14	16	22
Total interest income	6,316	6,600	12,556	13,328

INTEREST EXPENSE
Interest on deposits	1,381	1,861	2,874	3,831
Interest on federal funds purchased and securities sold under repurchase agreements	21	24	42	44
Total interest expense	1,402	1,885	2,916	3,875
Net interest income	4,914	4,715	9,640	9,453
PROVISION FOR LOAN LOSSES	765	1,170	1,805	4,595
Net interest income after provision for loan losses	4,149	3,545	7,835	4,858

NON-INTEREST INCOME
Service charges on deposit accounts	342	391	675	754
Customer service fees	25	24	65	64
Mortgage banking	111	64	211	149
Brokerage services	43	36	99	89
Bank owned life insurance	138	139	276	275
Gain on sale of available-for-sale securities	2	814	2	814
Gain (loss) on trading assets	150	(113)	278	(88)
Other noninterest income	258	227	516	459
Total noninterest income	1,069	1,582	2,122	2,516
NON-INTEREST EXPENSES
Salaries and benefits	1,983	2,042	4,028	4,103
Occupancy and equipment	480	503	943	1,014
Marketing and advertising	58	35	111	80
Communications	50	58	103	121
Printing and supplies	33	34	61	71
Bank paid loan costs	47	66	87	111
Net operation cost of other real estate owned	691	212	1,247	546
Director fees	67	74	145	168
ATM/Debit card expenses	72	64	141	124
Legal and professional fees	135	131	231	230
Regulatory assessments	379	335	758	657
Other post employment benefits	57	77	157	165
Other operating expenses	362	359	706	732
Total noninterest expenses	4,414	3,990	8,718	8,122
Income (loss) before income taxes	804	1,137	1,239	(748)
PROVISION FOR INCOME TAXES (BENEFIT)	112	253	117	(532)
Net income (loss)	692	884	1,122	(216)
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	172	173	345	345
Net accretion of discount on preferred stock	34	33	67	66
Net income (loss) available to common shareholders	$486	$678	$710	$(627)

INCOME (LOSS) PER COMMON SHARE
BASIC	$0.07	$0.10	$0.10	$(0.09)
DILUTED	$0.07	$0.10	$0.10	$(0.09)
WEIGHTED AVERAGE COMMON SHARES
BASIC	7,003,063	7,003,063	7,003,063	7,003,063
DILUTED	7,047,218	7,003,063	7,044,169	7,003,063

CASH DIVIDENDS PAID PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of
Shareholders’ Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

									Accumulated
	Preferred Stock		Preferred Stock				Additional	Retained	Other	Total
	Series T		Series W		Common Stock		Paid-in	Earnings	Comprehensive	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2009	12,660	$11,991	633	$697	7,003,063	$7,774	$41,658	$(9,702)	$2,025	$54,443
Net income (loss)	-	-	-	-	-	-	-	(216)	-	(216)
Other comprehensive Income, net of tax:
Unrealized holding losses on securities available for sale, net of related tax	-	-	-	-	-	-	-	-	(40)	(40)
Comprehensive income (loss)										(256)
Cash dividends on preferred stock	-	-	-	-	-	-	-	(345)	-	(345)
Accretion (amortization) of preferred stock	-	74	-	(8)	-	-	-	(66)	-	-
Stock-based compensation	-	-	-	-	-	-	19	-	-	19

Balance, June 30, 2010	12,660	$12,065	633	$689	7,003,063	$7,774	$41,677	$(10,329)	$1,985	$53,861

Balance, December 31, 2010	12,660	$12,139	633	$682	7,003,063	$7,774	$41,701	$(10,142)	$144	$52,298
Net income	-	-	-	-	-	-	-	1,122	-	1,122
Other comprehensive Income, net of tax:
Unrealized holding gains on securities available for sale, net of related tax	-	-	-	-	-	-	-	-	1,942	1,942
Comprehensive income										3,064
Cash dividends on preferred stock	-	-	-	-	-	-	-	(345)	-	(345)
Accretion (amortization) of preferred stock	-	74	-	(8)	-	-	-	(66)	-	-
Stock-based compensation	-	-	-	-	-	-	13	-	-	13

Balance, June 30, 2011	12,660	$12,213	633	$674	7,003,063	$7,774	$41,714	$(9,431)	$2,086	$55,030

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six months Ended
	June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,122	$(216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss from trading assets	(278)	88
Gain on sale of securities available for sale	(2)	(814)
Gain on sale of other real estate	(81)	(71)
Provision for loan losses	1,805	4,595
Depreciation and amortization	397	459
Amortization and accretion (net) of premiums and discounts on securities	409	165
Stock-based compensation	13	19
Decrease (increase) in accrued interest receivable	(70)	161
(Increase) decrease in other assets	815	(140)
Decrease in accrued interest payable	(190)	(52)
Increase in other liabilities	549	579
Net cash provided by operating activities	4,489	4,773

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(46,466)	(30,447)
Proceeds from principal pay-downs on securities available for sale	10,895	9,767
Proceeds from the maturities and calls of securities available for sale	-	2,000
Proceeds from the maturities and calls of securities held to maturity	1,658	595
Proceeds from the sale of securities available for sale	514	13,824
Increase in cash surrender value of life insurance	(237)	(242)
Proceeds from the sale of other real estate owned	3,015	2,755
Net decrease in loans	18,174	4,469
Write down of assets acquired in settlement of loans	1,276	-
Purchase of premises and equipment	(195)	(129)
Net cash (used in) provided by investing activities	(11,366)	2,592

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	516	(16,873)
Net increase (decrease) in securities sold under repurchase agreements	2,182	(1,498)
Net decrease in federal funds purchased	-	(399)
Cash dividends paid on preferred stock	(345)	(345)
Net cash used in (provided by) financing activities	2,353	(19,115)
Net decrease in cash and cash equivalents	(4,524)	(11,750)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,244	26,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,720	$15,124

CASH PAID FOR
Interest	$3,106	$3,927
Income taxes	$173	$40
NON-CASH TRANSACTIONS
Change in unrealized gain on available for sale securities	$1,942	$(40)
Loans transferred to other real estate	$3,667	$4,691

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

FORMAL AGREEMENTS WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

    Bank of Anderson, N.A. and The Peoples National Bank have entered into Formal Agreements (“Agreements”) with their primary regulator, the OCC.  Bank of Anderson, N.A. entered into its agreement on October 15, 2008, and The Peoples National Bank entered into its agreement on August 16, 2010.  The agreements seek to enhance the Banks’ existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management.  The Boards of Directors of each bank and management have aggressively worked to address each article set forth in the agreements.  The Banks believe they have implemented the practices and procedures necessary to correct all noted deficiencies, and they have appropriately responded to all of the requirements of the agreements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more discussion on the Agreements.

STATEMENT OF CASH FLOWS

    Cash and cash equivalents includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.  All have maturities of three months or less.

EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification. The assumed conversion of stock options creates the difference between basic and diluted net income per share.  Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented.  Stock options on 138,513 and 153,647 shares of the Company’s common stock are excluded from the computation of net income (loss) per diluted share at June 30, 2011 and June 30, 2010, respectively, because their inclusion would be anti-dilutive due to their exercise prices being greater that the market value of shares and the net loss in the 2010 period, respectively.

	Six Months Ended June 30,
	2011	2010

Net (loss) income available to common shareholders (in thousands)	$710	$(627)

Weighted average shares outstanding:
Basic	7,003,063	7,003,063
Effect of dilutive securities:
Stock options	41,106	-
Diluted	7,044,169	7,003,063

Income (loss) per common share:
Basic	$0.10	$(0.09)
Diluted	$0.10	$(0.09)

INVESTMENT SECURITIES

    At the time of purchase of a security, the Company designates the security as available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.  Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any.  The Company has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income as a separate component of stockholders’ equity until realized.  Interest earned on investment securities is included in interest income.  Realized gains and losses on the sale of securities are reported in the consolidated statements of income (loss) and determined using the adjusted cost of the specific security sold.  Trading securities are carried at market value and changes in market value are recorded as realized gains or losses at each period end.

    Securities are summarized as follows as of June 30, 2011 (tabular amounts in thousands):

TRADING ASSETS:	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	Value
EQUITY SECURITIES	$354	$-	$-	$354

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after one year but within five years	$864	$39	$-	$903
Maturing after five years but within ten years	1,597	103	-	1,700
	2,461	142	-	2,603

MORTGAGE BACKED SECURITIES
Maturing within one year	190	11	-	201
Maturing after one year but within five years	66,817	2,006	22	68,801
Maturing after five years but within ten years	13,780	126	104	13,802
Maturing after ten years	25,857	68	430	25,495
	106,644	2,211	556	108,299

				Continued

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	1,297	93	-	1,390
Maturing after five years but within ten years	16,111	515	7	16,619
Maturing after ten years	38,472	865	102	39,235
	55,880	1,473	109	57,244
OTHER SECURITIES
Maturing after ten years	89	-	-	89

Total securities available for sale	$165,074	$3,826	$665	$168,235

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$1,612	$15	$-	$1,627
Maturing after one year but within five years	1,659	67	-	1,726
Maturing after five years but within ten years	2,632	73	-	2,705
Maturing after ten years	528	39	-	567
Total securities held to maturity	$6,431	$194	$-	$6,625

    Securities are summarized as follows as of December 31, 2010 (tabular amounts in thousands):

TRADING ASSETS
	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$76	$-	$-	$76

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$1,588	$138	$-	$1,726

MORTGAGE BACKED SECURITIES
Maturing after one year but within five years	61,031	1,345	406	61,970
Maturing after five years but within ten years	11,832	75	223	11,684
Maturing after ten years	22,797	87	632	22,252
	95,660	1,507	1,261	95,906
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	1,297	83	-	1,380
Maturing after five years but within ten years	10,575	108	108	10,575
Maturing after ten years	20,713	116	343	20,486
	32,585	307	451	32,441
OTHER SECURITIES
Maturing after ten years	601	-	24	577

Total securities available for sale	$130,434	$1,952	$1,736	$130,650

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$1,546	$17	$-	$1,563
Maturing after one year but within five years	1,918	61	-	1,979
Maturing after five years but within ten years	3,271	55	-	3,326
Maturing after ten years	514	-	7	507
Total securities held to maturity	$7,249	$133	$7	$7,375

    Securities are summarized as follows as of June 30, 2010 (tabular amounts in thousands):

TRADING ASSETS:	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$40	$-	$-	$40

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE
SECURITIES
Maturing after five years but within ten years	$8,686	$392	$-	$9,078

MORTGAGE BACKED SECURITIES
Maturing after one year but within five years	42,503	1,651	30	44,124
Maturing after five years but within ten years	16,078	323	-	16,401
Maturing after ten years	9,265	139	-	9,404
	67,846	2,113	30	69,929
OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing after one year but within five years	456	38	-	494
Maturing after five years but within ten years	5,709	157	9	5,857
Maturing after ten years	22,360	445	78	22,727
	28,525	640	87	29,078
OTHER SECURITIES
Maturing after ten years	603	-	21	582

Total securities available for sale	$105,660	$3,145	$138	$108,667

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL
SUBDIVISIONS
Maturing within one year	$897	$15	$-	$912
Maturing after one year but within five years	2,421	93	-	2,514
Maturing after five years but within ten years	3,357	63	-	3,420
Maturing after ten years	1,137	34	-	1,171
Total securities held to maturity	$7,812	$205	$-	$8,017

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011:

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$25,539	$552	$434	$4	$25,973	$556
States and political subdivisions	8,537	104	145	5	8,682	109
Total	$34,076	$656	$579	$9	$34,655	$665

    Three individual securities available for sale were in a continuous loss position for twelve months or more.

    The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$52,426	$1,260	$602	$1	$53,028	$1,261
Other securities	488	24	-	-	488	24
States and political subdivisions	15,074	436	136	15	15,210	451
Total	$67,988	$1,720	$738	$16	$68,726	$1,736

Securities Held to Maturity (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$507	$7	$-	$-	$507	$7
Total	$507	$7	$-	$-	$507	$7

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

    The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Based on industry analyst reports and credit ratings, the Company believes that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuers, and therefore these losses are not considered to be other-than-temporary.

OTHER INVESTMENTS, at cost

    The Banks, as member institutions, are required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  These investments are carried at cost.  No ready market exists for these stocks and they have no quoted market values.

LOANS

    Loans are summarized as follows (tabular amounts in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010

Commercial	$25,487	$28,362	$30,024
Real Estate:
Residential real estate	100,784	106,759	108,758
Commercial real estate	181,634	192,351	208,384
Commercial construction	2,969	6,152	6,177
Consumer and other	6,570	7,089	7,541
	317,444	340,713	360,884
Less allowance for loan losses	(8,296)	(7,919)	(8,496)
	$309,148	$332,794	$352,388

    The Company, through the Banks, makes loans to individuals and small- to medium-sized businesses for various personal and commercial purposes, primarily in South Carolina.  Credit concentrations can exist in relation to individual borrowers or groups of borrowers, types of collateral, types of industries, loan products, or geographic regions of the country.  Credit risk associated with these concentrations could arise when a significant amount of loans, with similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected.  The Company regularly monitors its credit concentrations.  The Company does not have a significant concentration in any individual borrower.  No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans.  The Company does, however, have a geographic concentration of customers and borrowers because most of its customers and borrowers are located in the Upstate area of South Carolina, and most of the real estate securing mortgage loans is located in this area.  There are no material seasonal factors that would have an adverse effect on the Company.

    The composition of gross loans by rate type is as follows (tabular amounts in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Variable rate loans	$96,339	$107,250	$114,928
Fixed rate loans	221,105	233,463	245,956
	$317,444	$340,713	$360,884

    Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
BALANCE, BEGINNING OF PERIOD	$7,919	$7,431	$7,431
Provision for loan losses	1,805	6,625	4,595
Loans charged off	(1,534)	(6,572)	(3,673)
Loans recovered	106	435	143
BALANCE, END OF PERIOD	$8,296	$7,919	$8,496

    The following table reflects charge-offs and recoveries per loan category (tabular amounts in thousands):

	June 30, 2011		December 31, 2010		June 30, 2010
	Charge-offs	Recoveries	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$246	$11	$1,866	$329	$751	$104
Residential real estate	509	1	1,160	77	454	24
Commercial real estate	153	1	938	6	434	2
Commercial Construction	564	89	2,589	5	2,022	4
Consumer and other	62	4	19	18	12	9
Total	$1,534	$106	$6,572	$435	$3,673	$143

    The allocation of the allowance for loan losses by portfolio segment at June 30, 2011 was as follows (tabular amounts in thousands):

		Residential	Commercial	Commercial	Consumer
	Commercial	Real Estate	Real Estate	Construction	and Other	Total

Impaired Loans	$-	$-	$105	$-	$-	$105
General Reserve	1,287	921	5,139	407	437	8,191
Total	$1,287	$921	$5,244	$407	$437	$8,296

Loans individually
evaluated for impairment	$43	$3,914	$10,879	$502	$13	$15,351
Loans collectively
evaluated for impairment	25,444	96,870	170,755	2,467	6,557	302,093
Total	$25,487	$100,784	$181,634	$2,969	$6,570	$317,444

    The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows (tabular amounts in thousands):

		Residential	Commercial	Commercial	Consumer
	Commercial	Real Estate	Real Estate	Construction	and Other	Total

Impaired Loans	$-	$186	$951	$-	$-	$1,137
General Reserve	513	900	4,677	527	165	6,782
Total	$513	$1,086	$5,628	$527	$165	$7,919

Loans individually
evaluated for impairment	$483	$3,916	$11,203	$-	$17	$15,619
Loans collectively
evaluated for impairment	27,879	102,843	181,148	6,152	7,072	325,094
Total	$28,362	$106,759	$192,351	$6,152	$7,089	$340,713

Impaired loans were as follows:

    The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 (tabular amounts in thousands):

				Impaired Loans - With
	Impaired Loans – With Allowance			No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$43	$43
Real Estate:
Residential real estate	-	-	-	3,997	3,914
Commercial real estate	687	687	105	12,207	10,192
Commercial construction	-	-	-	502	502
Consumer and other	-	-	-	13	13
Total	$687	$687	$105	$16,762	$14,664

    The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (tabular amounts in thousands):

				Impaired Loans - With
	Impaired Loans – With Allowance			No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$483	$483
Real Estate:
Residential real estate	740	740	186	2,661	3,176
Commercial real estate	5,318	4,505	951	6,158	6,698
Commercial construction	-	-	-	1,047	-
Consumer and other	-	-	-	25	17
Total	$6,058	$5,245	$1,137	$10,374	$10,374

    The following is a summary of information pertaining to impaired loans and non-accrual loans at June 30, 2010 (tabular amounts in thousands):

2010
Impaired loans without valuation allowance	$9,763
Impaired loans with a valuation allowance	6,897
Total impaired loans	$16,660
Valuation allowance related to impaired loans	$1,504
Total non-accrual loans	$16,660
Total loans past due ninety days or more and still accruing	29

    Non-performing loans and impaired loans are defined differently.  As such, some loans may be included in both categories, whereas other loans may only be included in one category.

    Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal.  Subsequent payments on non-accrual loans are recorded as reductions of principal, and interest income is recorded only after principal recovery is reasonably assured.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.  These policies apply to each of the Company’s loan classes.

    Delinquent Loans at June 30, 2011, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$-	$20	$-	$20	$25,467	$25,487
Real Estate:
Residential real estate	284	14	2,148	2,446	98,338	100,784
Commercial real estate	1,161	141	6,909	8,211	173,423	181,634
Commercial construction	195	1,245	-	1,440	1,529	2,969
Consumer and other	23	8	-	31	6,539	6,570
Total	$1,663	$1,428	$9,057	$12,148	$305,296	$317,444

    Delinquent Loans at December 31, 2010, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$10	$-	$483	$493	$27,869	$28,362
Real Estate:
Residential real estate	1,842	70	612	2,524	104,235	106,759
Commercial real estate	1,330	1,785	6,570	9,685	182,666	192,351
Commercial construction	-	-	728	728	5,424	6,152
Consumer and other	25	174	-	199	6,890	7,089
Total	$3,207	$2,029	$8,393	$13,629	$327,084	$340,713

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

    The tables below set forth total loans and the amounts of loans by type in each of these risk categories:

June 30, 2011
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Commercial	$25,487	$21,514	$932	$3,041	$-
Real Estate:
Residential real estate	100,784	94,195	2,060	4,529	-
Commercial real estate	181,634	139,846	12,705	29,083	-
Commercial construction	2,969	2,089	378	502	-
Consumer and other	6,570	6,509	5	56	-
Total	$317,444	$264,153	$16,080	$37,211	$-

December 31, 2010
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Commercial	$28,362	$25,961	$1,064	$1,335	$2
Real Estate:
Residential real estate	106,759	102,778	1,729	2,252	-
Commercial real estate	192,351	140,917	17,851	33,583	-
Commercial construction	6,152	3,453	1,052	1,647	-
Consumer and other	7,089	7,071	18	-	-
Total	$340,713	$280,180	$21,714	$38,817	$2

Troubled Debt Restructurings

    In the course of working with borrowers, the Banks may choose to restructure the contractual terms of certain loans.  In this scenario, the Banks attempt to work out an alternative payment schedule with the borrower in order to optimize collectibility of the loan.  Any loans that are modified are reviewed by the Banks to identify if a troubled debt restructuring (“TDR”) has occurred.  This is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

    It is the Banks’ policy to have any restructured loan which is on non-accrual status prior to being restructured remain on non-accrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status.  Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent, in which case they are considered non-performing.  The balance of nonperforming TDRs was $2.4 million representing ten loans at June 30, 2011 and $1.7 million representing five loans at December 31, 2010.  If a restructured loan is on accrual status prior to being restructured, the restructured loan is reviewed to determine whether it should remain on accrual status.  The balance of accruing restructured loans was $3.1 million representing seven loans at June 30, 2011 and $3.2 million representing six loans at December 31, 2010.  On a quarterly basis, the Company individually reviews all TDR loans to determine whether each loan meets either of these criteria.

ASSETS ACQUIRED IN SETTLEMENT OF LOANS

    The following table summarizes the composition of assets acquired in settlement of loans as of the dates noted (tabular amounts in thousands):

	June 30,		December 31,		June 30,
	2011		2010		2010
	Amount	#	Amount	#	Amount	#
Construction and land development	$10,756	35	$9,964	38	$10,383	55
Residential real estate	1,361	12	2,870	13	2,265	6
Commercial real estate	603	5	510	3	778	9
Total assets acquired in settlement of loans	$12,720	52	$13,344	54	$13,426	70

    The following summarizes activity with respect to assets acquired in settlement of loans (tabular amounts in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
BALANCE, BEGINNING OF PERIOD	$13,344	$11,490	$11,490
Additions - foreclosures	3,667	9,943	4,688
Sales	(3,015)	(7,017)	(2,681)
Write downs	(1,276)	(522)	(71)
Valuation reserve	-	(550)	-
BALANCE, END OF PERIOD	$12,720	$13,344	$13,426

STOCK-BASED COMPENSATION

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  During the first six months of 2011, 6,000 options to purchase shares were granted.

    At June 30, 2011 an aggregate of 345,650 shares were reserved for issuance upon exercise of options. The following is a summary of the status of the Company’s plans as of June 30, 2011 and changes during the six months ended June 30, 2011.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	143,424	$9.36
Granted	6,000	1.36
Exercised	-	-
Forfeited	(10,911)	8.08
Outstanding, June 30, 2011	138,513	$9.11	5.31	$1,016

Options exercisable, June 30, 2011	125,216	$9.57	4.99	$996

    For the first six months of 2011, we recognized compensation cost of approximately $13,000 related to unvested stock options.

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

    Assets and liabilities measured at fair value are as follows as of June 30, 2011 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$2,603	$-	$2,603
Mortgage Backed Securities	-	108,299	-	108,299
Obligations of States and
Political Subdivisions	-	57,244	-	57,244
Other Securities	-	89	-	89
Trading Assets	354	-	-	354
Total	$354	$168,235	$-	$168,589

Nonrecurring Basis:
Impaired loans	$-	$15,246	$-	$15,246
Other real estate owned	-	12,720	-	12,720
Total	$-	$27,966	$-	$27,966

    Assets and liabilities measured at fair value are as follows as of December 31, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment
securities:
Government Sponsored Securities	$-	$1,726	$-	$1,726
Mortgage Backed Securities	-	95,906	-	95,906
Obligations of States and
Political Subdivisions	-	32,441	-	32,441
Other Securities	-	577	-	577
Trading Assets	76	-	-	76
Total	$76	$130,650	$-	$130,726

Nonrecurring Basis:
Impaired loans	$-	$14,482	$-	$14,482
Other real estate owned	-	13,344	-	13,344
Total	$-	$27,826	$-	$27,826

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

    The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Cash and due from banks	$7,385	$7,385	$6,612	$6,612
Interest-bearing deposits in other banks	2	2	1	1
Federal funds sold	5,333	5,333	10,631	10,631
Trading assets	354	354	76	76
Securities available for sale	168,235	168,235	130,650	130,650
Securities held to maturity	6,431	6,625	7,249	7,375
Other investments	3,486	3,486	4,319	4,319
Loans (gross)	317,444	313,877	340,713	338,445
Cash surrender value of life insurance	13,028	13,028	12,791	12,791

Financial liabilities:
Deposits	$475,270	$473,800	$474,754	$471,323
Securities sold under repurchase agreements	12,544	12,544	10,362	10,362

OTHER COMPREHENSIVE INCOME

    Other comprehensive income components and related taxes for the six month periods ended June 30, 2011 and 2010 were as follows (tabular amounts in thousands):

	June 30,	June 30,
	2011	2010
Net unrealized gain (loss) on securities	$2,945	$(61)
Tax expense (benefit)	(1,003)	21
Other comprehensive income (loss)	$1,942	$(40)

RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Loan Note.

    Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

    In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

    ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

    The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

    Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

    On July 20, 2011 the Board of Directors of the Company approved a Restricted Stock Plan (“Plan”) for its executive officers and employees and set aside 103,000 shares of its common stock to be issued in connection with the Plan.  Shares granted to employees and officers under the Plan and any required vesting periods will be determined by the Company’s Compensation Committee.

    As a result of the approval and adoption of the Restricted Stock Plan, the Company does not currently plan to issue further employee incentive stock options under its 2004 Stock Option Plan.  These plans will not, however, affect currently outstanding options under the 2004 Stock Option Plan.  At June 30, 2011 options to purchase 90,724 shares were outstanding under the 2004 Stock Option Plan, and an additional 285,665 shares remained available for issuance upon grant of future options.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2010 Annual Report on Form  10-K.  Results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be attained for any other period.

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

    These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;
•	lack of sustained growth in the economies of the Company's market areas, including, but not limited to, declining real estate values and increasing levels of unemployment;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effect of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

    The Company’s consolidated operations for the second quarter of 2011 resulted in net income of $692,000 compared to net income of $884,000 for the second quarter of 2010.  The Company’s consolidated operations for the six months ended June 30, 2011 resulted in net income of $1,122,000 compared to a net loss of $216,000 for the six months ended June 30, 2010.  After deducting for dividends on preferred stock and net accretion of the discount on preferred stock, the second quarter of 2011 resulted in net income available to common shareholders of $486,000 or $0.07 per diluted share compared to net income of $678,000 or $0.10 per diluted share for the second quarter of 2010.  Net income available to common shareholders for the six months ended June 30, 2011 was $710,000 or $0.10 per diluted share compared to a net loss available to common shareholders of $627,000 or $0.09 per diluted share for the six months ended June 30, 2010.  The return on average common equity, which is annualized net income (or loss) available to common shareholders as a percentage of average total common equity, for the six months and three months ended June 30, 2011 was 5.61% and 6.78% respectively, compared to (3.04)%  and 6.65% respectively for the six months and three months ended June 30, 2010.  Return on average assets, which is annualized net income (or loss) divided by average assets, for the six months and  three months ended June 30, 2011 was 0.41% and 0.51% respectively, compared to (0.23)% and 0.50%, respectively for the six months and three months ended June 30, 2010.

Interest Income, Interest Expense and Net Interest Income

    The largest component of the Company’s revenue is interest income.  Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, essentially measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses increased $199,000 or 4.2% to $4,914,000 for the quarter ended June 30, 2011 compared to $4,715,000 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011 net interest income before provision for loan losses increased $187,000 or 2.0% to $9,640,000 compared to $9,453,000 for the six months ended June 30, 2010.  The Company’s net interest margin for the three and six months ended June 30, 2011 was 3.93% and 3.90% respectively, compared to 3.81% and 3.82% respectively for the three months and six months ended June 30, 2010.

    The Company’s total interest income for the second quarter of 2011 was $6,316,000 compared to $6,600,000 for the second quarter of 2010, a decrease of $284,000 or 4.3%.  Total interest income for the six months ended June 30, 2011 was $12,556,000 compared to $13,328,000 for the six months ended June 30, 2010, a decrease of $772,000 or 5.8%.  Interest and fees on loans, the largest component of total interest income, decreased by $700,000 in the second quarter of 2011 to $4,711,000 compared to $5,411,000 for the second quarter of 2010, a decrease of 12.9%.  Interest and fees on loans decreased by $1,327,000 in the six months ended June 30, 2011 to $9,573,000 compared to $10,900,000 for the six months ended June 30, 2010, a decrease of 12.2%.  The decrease in interest and fees on loans for the three-month and six-month periods is primarily attributable to lower average loan balances.  Interest on taxable securities, the second largest component of total interest income, increased by $322,000 in the second quarter of 2011 to $1,138,000 compared to $816,000 for the second quarter of 2010, an increase of 39.5%.  Interest on taxable securities increased by $461,000 for the six months ended June 30, 2011 to $2,141,000 compared to $1,680,000 for the six months ended June 30, 2010, an increase of 27.4%.  Interest on tax-exempt securities increased by $101,000 or 28.1% to $460,000 in the second quarter of 2011 compared to $359,000 for the second quarter of 2010.  Interest on tax-exempt securities increased $100,000 for the six months ended June 30, 2011 to $826,000 compared to $726,000 for the six months ended June 30, 2010, an increase of 13.8%.   Interest on federal funds sold was $7,000 in the second quarter of 2011 compared to $14,000 for the second quarter of 2010.  Interest on federal funds sold was $16,000 for the first six months of 2011 compared to $22,000 for the same period of 2010.

    The Company’s total interest expense for the second quarter of 2011 was $1,402,000 compared to $1,885,000 for the second quarter of 2010, a decrease of $483,000 or 25.6%.  Total interest expense for the six months ended June 30, 2011 was $2,916,000 compared to $3,875,000 for the six months ended June 30, 2010, a decrease of $959,000 or 24.7%.  Interest expense on deposits, the largest component of total interest expense, decreased by $480,000 in the second quarter of 2011 to $1,381,000 compared to $1,861,000 for the second quarter of 2010, a decrease of 25.8%.  Interest expense on deposits decreased by $957,000 for the six months ended June 30, 2011 to $2,874,000 compared to $3,831,000 for the six months ended June 30, 2010, a decrease of 25.0%.  The decrease in interest expense on deposits for the three-month and six-month periods is attributable to lower interest rates, partially offset by higher average balances.  Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $3,000 or 12.5% to $21,000 in the second quarter of 2011 compared to $24,000 for the second quarter of 2010.  Interest on federal funds purchased and securities sold under repurchase agreements decreased $2,000 or 4.5% to $42,000 for the first half of 2011 compared to $44,000 in the first half of 2010.

Provision for Loan Losses

    The provision for loan losses charged to operations during the three months ended June 30, 2011 was $765,000, compared to $1,170,000 for the three months ended June 30, 2010, a decrease of $405,000 or 34.6%.  The provision for loan losses charged to operations for the six months ended June 30, 2011 decreased $2,790,000 or 60.7% to $1,805,000, compared to $4,595,000 for the six months ended June 30, 2010.  The changes in the Company’s provision for loan losses for the second quarter and first six months of 2011 are based on management’s evaluation of the Company’s overall credit quality and its estimate of loan losses inherent in the loan portfolio.  See “BALANCE SHEET REVIEW – Allowance for Loan Losses.”

Non-interest Income

    Non-interest income decreased $513,000 or 32.4% to $1,069,000 for the second quarter of 2011 compared to $1,582,000 for the second quarter of 2010.  Non-interest income decreased $394,000 or 15.7% to $2,122,000 for the first six months of 2011 compared to $2,516,000 for the first six months of 2010.  During the second quarter of 2010, the Company realized a net $814,000 gain on the sale of available-for-sale securities, compared to a net $2,000 gain on the sale of available-for-sale securities during the second quarter and first six months of 2011.  Service fees on deposits, typically the largest component of non-interest income, decreased $49,000 or 12.5% to $342,000 for the second quarter of 2011 compared to $391,000 for the second quarter of 2010, and decreased $79,000 or 10.5% to $675,000 for the first six months of 2011 compared to $754,000 for the same period of 2010, possibly as a result of customers managing their deposit accounts more carefully.

    Mortgage banking fees increased from $64,000 in the second quarter of 2010 to $111,000 in the second quarter of 2011, an increase of $47,000 or 73.4%.  Mortgage banking fees increased $62,000 or 41.6% to $211,000 for the first six months of 2011 compared to $149,000 for the same period of 2010.  The increase in mortgage banking income is due to increased levels of residential mortgage loan originations at the Banks.  Brokerage service income increased from $36,000 in the second quarter of 2010 to $43,000 in the second quarter of 2011, an increase of $7,000 or 19.4%, and it increased $10,000 or 11.2% from $89,000 for the six months of 2010 to $99,000 for the first six months of 2011, due to higher commissions.  Income on bank-owned life insurance decreased $1,000 or 0.7% in the second quarter of 2011 to $138,000 compared to $139,000 for the second quarter of 2010, and increased $1,000 or 0.4% to $276,000 for the first six months of 2011 compared to $275,000 for the first six months of 2010.

    There was a gain of $150,000 on trading assets during the second quarter of 2011 compared to a loss of $113,000 during the second quarter of 2010.  There was a gain of $278,000 on trading assets during the first half of 2011 compared to a loss of $88,000 during the first half of 2010.

    Other non-interest income increased $31,000 or 13.7% from $227,000 during the second quarter of 2010 to $258,000 for the second quarter of 2011, and increased $57,000 or 12.4% from $459,000 for the first six months of 2010 to $516,000 for the same period of 2011.  This change is largely attributable to an increase in interchange income on check cards.

Non-interest Expense

    Total non-interest expense increased $424,000 or 10.6% to $4,414,000 for the second quarter of 2011 from $3,990,000 for the second quarter of 2010.  Total non-interest expense increased $596,000 or 7.3% to $8,718,000 for the first six months of 2011 from $8,122,000 for the first six months of 2010.  Salaries and benefits, the largest component of non-interest expense, decreased $59,000 or 2.9% to $1,983,000 for the second quarter of 2011 from $2,042,000 for the second quarter of 2010.  Salaries and benefits decreased $75,000 or 1.8% to $4,028,000 for the first six months of 2011 from $4,103,000 for the first six months of 2010.

    Occupancy and furniture and equipment expenses decreased $23,000 or 4.6% to $480,000 in the second quarter of 2011 compared to $503,000 in the second quarter of 2010. Occupancy and furniture and equipment expenses decreased $71,000 or 7.0% to $943,000 in the first six months of 2011 compared to $1,014,000 in the first six months of 2010. Communication expense decreased $8,000 or 13.8% from $58,000 in the second quarter of 2010 to $50,000 during the second quarter of 2011.  Communication expense decreased $18,000 or 14.9% to $103,000 in the first six months of 2011 compared to $121,000 in the first six months of 2010.  Printing and supplies decreased $1,000 or 2.9% from $34,000 for the second quarter of 2010 to $33,000 for the second quarter of 2011.  Printing and supplies decreased $10,000 or 14.1% to $61,000 in the first six months of 2011 compared to $71,000 in the first six months of 2010.  These decreases are the result of ongoing efforts by management to limit and reduce expenses in response to weakened economic conditions.

    Net cost of operation of other real estate owned increased $479,000 or 225.9% to $691,000 in the second quarter of 2011 compared to $212,000 in the second quarter of 2010.  Net cost of operation of other real estate owned increased $701,000 or 128.4% to $1,247,000 in the first six months of 2011 compared to $546,000 in the fist six months of 2010.  There was a net gain of $81,000 in the first six months of 2011 on the sale of other real estate owned compared to a net gain of $71,000 for the same period in 2010, an increase of $10,000 or 14.1%.  Rental income on other real estate owned during the first six months of 2011 amounted to $60,000 compared to $37,000 during the same period of 2010, an increase of $23,000 or 62.2%.  The net cost of operation of other real estate owned includes taxes, legal fees, utilities, maintenance, and various write-downs of other real estate owned, etc.  These expenses increased $734,000 or 112.2% to $1,388,000 in the first six months of 2011 compared to $654,000 for the first six months of 2010.  Included in the $1,388,000 expense incurred in the first six months of 2011 are $774,000 in write-downs of other real estate to current market values, $104,000 in legal fees and $510,000 in taxes, insurance, utilities, and maintenance, etc.  Bank paid loan costs decreased $19,000 or 28.8% to $47,000 in the second quarter of 2011 compared to $66,000 in the second quarter 2010, and decreased $24,000 or 21.6% to $87,000 in the first six months of 2011 compared to $111,000 in the first six months of 2010.

    Marketing and advertising expense increased $23,000 or 65.7% to $58,000 in the second quarter of 2011 compared to $35,000 in the second quarter of 2010.  Marketing and advertising expense increased $31,000 or 38.8% from $80,000 in the first six months of 2010 to $111,000 during the first six months of 2011.  This increase is attributable to a higher level of marketing activity at the Banks, although marketing activity was still somewhat restricted due to austerity measures.  Legal and professional expenses decreased $4,000 or 3.1% to $135,000 for the second quarter of 2011 compared to $131,000 for the second quarter of 2010.  Legal and professional expenses decreased $1,000 or 0.4% to $231,000 in the first six months of 2011 compared to $230,000 in the first six months of 2010.  ATM/Debit card expense increased $8,000 or 12.5% to $72,000 for the second quarter of 2011, compared to $64,000 for the same period of 2010.  ATM/Debit card expense increased $17,000 or 13.7% from $124,000 in the first six months of 2010 to $141,000 during the first six months of 2011.

    Regulatory assessments increased $44,000 or 13.1% from $335,000 for the second quarter of 2010 to $379,000 for the second quarter of 2011 and increased $101,000 or 15.4% from $657,000 for the first six months of 2010 to $758,000 for the first six months of 2011. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) by the Company’s three Banks.  FDIC assessments increased $44,000 or 16.2% from $271,000 for the second quarter of 2010 to $315,000 for the second quarter of 2011, and increased $93,000 or 17.3% from $538,000 for the first six months of 2010 to $631,000 for the first six months of 2011.  The Banks’ OCC assessment remained unchanged at $64,000 for the second quarters of 2010 and 2011, and increased $7,000 or 5.8% from $120,000 for the first six months of 2010 to $127, 000 for the first six months of 2011.

    All other operating expenses were $486,000 in the second quarter of 2011 compared to $510,000 for the second quarter of 2010, a decrease of $24,000 or 4.7%.  All other operating expenses were $1,008,000 in the first six months of 2011 compared to $1,065,000 for the first six months of 2010, a decrease of $57,000 or 5.4%.

Income Taxes

    Income taxes amounted to $112,000 for the second quarter of 2011 compared to $253,000 for the second quarter of 2010.  Income taxes amounted to $117,000 for the first six months of 2011 compared to a tax benefit for the first six months of 2010 of $532,000.  The change in income taxes is attributable to a net pre-tax loss during the first six months of 2010 compared to positive net pre-tax earnings during the same period of 2011.  The provision for income taxes is an estimate, and management considers several factors in making this estimate, including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

    Outstanding loans represent the largest component of earning assets at 63.7% of total earning assets.  As of June 30, 2011 the Company held total gross loans outstanding of $317,444,000, a decrease of $23,269,000 or 6.8% from $340,713,000 in total gross loans outstanding at December 31, 2010, and a decrease of $43,440,000 or 12.0% from $360,884,000 in total gross loans outstanding at June 30, 2010.  The decrease in outstanding loans comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries and payoffs, with additional decreases resulting from a number of loans that were charged off or converted into other real estate owned through foreclosures or deeds in lieu of foreclosure.

Loan Portfolio Composition	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
Commercial	$25,487	$28,362	$30,024
Real Estate:
Residential real estate	100,784	106,759	108,758
Commercial real estate	181,634	192,351	208,384
Commercial construction	2,969	6,152	6,177
Consumer and other	6,570	7,089	7,541
Gross loans	$317,444	$340,713	$360,884

    The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates.  The average yield on the Company’s loans for the three and six months ended June 30, 2011 was 5.80% and 5.81%, compared to 5.93% and 5.92% for the three and six months ended June 30, 2010.  The Federal Reserve continues to keep the federal funds target rate near zero for an “extended period” of time.  A large portion of the Company’s adjustable-rate loans, which constitute approximately 30.3% of the loan portfolio, reprice following an interest-rate change by the Federal Reserve.

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

    The Company’s commercial lending activity is directed principally towards businesses whose demand for funds falls within each Bank’s legal lending limits and which are potential deposit customers of the Banks.  This category of loans includes loans made to individuals, partnerships, and corporate borrowers, which are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Company’s commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant concentration of the commercial loan portfolio. Commercial loans are made on either a secured or an unsecured basis.  When taken, security usually consists of liens on inventories, receivables, equipment, furniture and fixtures.  Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.

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

    At June 30, 2011, the allowance for loan losses was $8,296,000 or 2.61% of gross outstanding loans, compared to $7,919,000 or 2.32% of gross outstanding loans at December 31, 2010 and $8,496,000 or 2.35% of gross outstanding loans at June 30, 2010.  During the first six months of 2011, the Company experienced net charge-offs of $1,428,000 or 0.43% of average loans, compared to net charge-offs of $3,530,000, or 0.96% of average loans during the first six months of 2010.  The Company’s provision for loan losses was $1,805,000 for the first six months of 2011 compared to $4,595,000 in the first six months of 2010.

    Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets.  When increases in the overall level of non-performing and potential problem loans accelerates from the historical trend, management may adjust the methodology for determining the allowance for loan losses, which results in increases to the provision and the allowance for loan losses.  This typically decreases net income.

    The following table sets forth ratios of net charge-offs and the allowance for loan losses to the items stated:

Asset Quality Ratios:
	June 30,	December 31,	June 30,
	2011	2010	2010

Net charge-offs to average loans outstanding during the period	0.43%	1.71%	0.96%
Net charge-offs to total loans outstanding at end of period	0.45%	1.80%	0.98%
Allowance for loan losses to average loans	2.52%	2.20%	2.31%
Allowance for loan losses to total loans at end of period	2.61%	2.32%	2.35%
Net charge-offs to allowance for loan losses at end of period	17.21%	77.50%	41.55%
Net charge-offs to provision for loan losses	79.11%	92.63%	76.82%

    The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses.  Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible.  Recoveries of previously charged-off loans are credited back to the allowance.

    Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at June 30, 2011.  In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio.  The allowance for loan losses uses the Company’s procedures and methods which include the following risk factors, though not intended to be an all inclusive list:

The impact of changes in the international, national, regional and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including those within our geographic market.
The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans.
Changes in the nature and volume in our loan portfolio.
The impact of changes in the experience, ability, and depth of the lending management and other relevant staff.
Changes in the value of underlying collateral for collateral-dependent loans.
The impact of changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
Changes in the quality of the Company’s loan review system.

    No assurance can be given that the Company will not sustain loan losses in any particular period which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  As noted above, the allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company’s subsidiaries.  Such examinations could result in required changes to the allowance for loan losses.

    The local and national economy continues to struggle.  The housing market, including construction and development projects, has demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  The Company continues to diligently assess its risk, particularly in the real estate market.  The Company’s special assets department remains proactive in foreclosure actions and sales.  Management believes these actions will decrease the Company’s non-performing assets levels.

Securities

    The primary objective of the Company’s securities portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings.  The Company invests primarily in obligations guaranteed as to principal and interest by the United States or its agencies, other taxable securities, and certain obligations of states and municipalities.  The Company had $354,000 in trading assets at June 30, 2011, compared to $76,000 at December 31, 2010 and $40,000 in trading assets at June 30, 2010.  The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company’s interest-rate sensitivity goals, to secure public deposits, and to generate income.  At June 30, 2011 securities totaled $178,506,000, which represented 35.8% of total earning assets.  Total securities increased $36,212,000 or 25.4% from $142,294,000 invested as of December 31, 2010 and increased $57,531,000 or 47.6% from $120,975,000 invested as of June 30, 2010.  The size of the Company’s investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

    At June 30, 2011 the Company’s total investments classified as available for sale had an amortized cost of $165,074,000 and a market value of $168,235,000 for a net unrealized gain of $3,161,000.  This compares to an amortized cost of $130,434,000 and a market value of $130,650,000 for an unrealized gain of $216,000 on the Company’s investments classified as available for sale at December 31, 2010.  At June 30, 2010 the Company’s total investments classified as available for sale had an amortized cost of $105,660,000 and a market value of $108,667,000 for an unrealized gain of $3,007,000.  Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than the amortized cost, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

    Securities with carrying amounts of $31,006,000 at June 30, 2011 were pledged to secure public deposits and for other purposes required or permitted by law.

Other Real Estate Owned

    The Company’s other real estate owned was $12,720,000 at June 30, 2011, a decrease of $624,000 or 4.7% from $13,344,000 at December 31, 2010 and a decrease of $706,000, or 5.3% from $13,426,000 at June 30, 2010.  During the first six months of 2011, the Company acquired $3,667,000 in other real estate, sold $3,015,000 in properties and wrote-down $1,276,000 of other real estate owned.  During 2010, the Company acquired $9,943,000 in other real estate, sold $7,017,000 in properties and wrote-down $522,000.

The following table summarizes the composition of other real estate owned as of the dates noted (tabular amounts in thousands):
	June 30,		December 31,		June 30,
	2011		2010		2010
	Amount	#	Amount	#	Amount	#
Construction and land development	$10,756	35	$9,964	38	$10,383	55
Residential real estate	1,361	12	2,870	13	2,265	6
Commercial real estate	603	5	510	3	778	9
Total assets acquired in settlement of loans	$12,720	52	$13,344	54	$13,426	70

Cash Surrender Value of Life Insurance

           The Company’s cash surrender value of life insurance was $13,028,000 at June 30, 2011, an increase of $237,000 or 1.8%, from the $12,791,000 held at December 31, 2010 and an increase of $482,000 or 3.8%, from the $12,546,000 held at June 30, 2010.  The increase in cash surrender value of life insurance is from normal appreciation associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

    The Company’s cash and cash equivalents decreased $4,524,000 or 26.2% to $12,720,000 at June 30, 2011 from $17,244,000 at December 31, 2010, and decreased $2,404,000 or 15.9% from $15,124,000 at June 30, 2010.  From time to time there are swings in the level of cash and cash equivalents, which are due to normal fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Deposits

    The Banks’ primary source of funds for loans and investments is their deposits.  Total deposits increased $516,000 or 0.1% to $475,270,000 at June 30, 2011 from $474,754,000 at December 31, 2010 and increased $7,147,000 or 1.5% from $468,123,000 at June 30, 2010.  Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

    For the six months ended June 30, 2011 interest-bearing deposits averaged $426,724,000 compared to $427,564,000 for the same period of 2010.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta, as well as to manage the interest-rate risk at the Banks.  At June 30, 2011 brokered deposits totaled $38,460,000 compared to $43,194,000 and $42,968,000 in brokered deposits at December 31, 2010 and June 30, 2010, respectively.  At June 30, 2011, of the total brokered deposits, $13,339,000 was acquired through the Certificate of Deposit Account Registry Service (“CDARS”), compared with $18,073,000 at December 31, 2010 and $20,059,000 at June 30, 2010.  The Company considers brokered funds to be an attractive alternative funding source available to use while continuing efforts to maintain and grow its local deposit base.

    The average interest rate paid on interest-bearing deposits was 1.35% during the six months ended June 30, 2011 compared to 1.81% for the same period of 2010 and 1.68% for the twelve months ended December 31, 2010.  In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions.  At June 30, 2011 interest-bearing deposits comprised 89.0% of total deposits compared to 89.9% at December 31, 2010 and 89.7% at June 30, 2010.

    The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds.  Core deposits as a percentage of total deposits averaged approximately 76% at June 30, 2011, 71% at December 31, 2010 and 75% at June 30, 2010.  Time deposits of $100,000 or more represented 23.8% of total deposits at June 30, 2011, 25.4% at December 31, 2010 and 25.3% at June 30, 2010.  The Company’s larger-denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.  The permanent increase of the maximum FDIC insurance amount from $100,000 to $250,000 may also provide stability to time deposits that exceed $100,000 but are less than $250,000.

Borrowings

    The Company’s borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, and short-term advances from the Federal Home Loan Bank (“FHLB”).  At June 30, 2011 borrowings totaled $12,544,000, compared to $10,362,000 at December 31, 2010 and $11,287,000 at June 30, 2010, all of which were comprised of securities sold under repurchase agreements.  Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

    Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale.  In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis.  At June 30, 2011, The Peoples National Bank had total borrowing capacity from the FHLB equal to $65,110,000, all of which was unused.  Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $29,460,000, all of which was unused at June 30, 2011.  Seneca National Bank had established secured lines of credit with the FHLB at June 30, 2011 of $11,380,000, all of which was unused.  At June 30, 2011, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $22,000,000.

    Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside those of its subsidiaries, and requires funds to pay limited operating expenses and dividends.  The parent company’s liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

    During the first six months of 2011, the Company made capital expenditures of approximately $195,000 related to equipment upgrades.  The Company makes capital expenditures in the normal course of business.

    Company management believes its liquidity sources are adequate to meet its operating needs and is not aware of any trends that may result in the Company’s liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

    The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At June 30, 2011, the Banks had issued commitments to extend credit of $66,294,000 through various types of arrangements.  The commitments generally expire within one year.  Past experience indicates that many of these commitments to extend credit will expire not fully used.  As described under “Liquidity,” the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

    In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank’s customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $2,082,000 at June 30, 2011.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the standby letters of credit.  The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

    Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

RECENT REGULATORY DEVELOPMENTS

    On October 15, 2008, Bank of Anderson, N.A. entered into a Formal Agreement with its primary regulator, the OCC.  The Agreement was based on the findings of the OCC during their on-site examination of the Bank that commenced on April 28, 2008.  On August 16, 2010, The Peoples National Bank entered into a Formal Agreement with the OCC based on the findings of its on-site examination of the Bank that commenced on March 15, 2010.  The Agreements require the establishment of certain plans and programs within various time periods and seek to enhance the Banks’ existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, funds management and strategic and profitability planning.  Specifically, under the terms of the Agreements the Banks are required to (i) appoint Compliance Committees that are responsible for monitoring and coordinating theBanks' adherence to the provisions of the Agreements, (ii) develop, implement, and thereafter ensure the Banks' adherence to a written program to improve the Banks’ loan portfolio management, (iii) adopt, implement, and thereafter ensure adherence to written policies and procedures for maintaining an adequate Allowance for Loan and Lease Loss in accordance with generally accepted accounting principles, (iv) take immediate and continuing action to protect the Banks’ interests in assets criticized by the OCC or by internal or external loan review professionals, (v) develop, implement, and thereafter adhere to written programs to improve construction loan underwriting standards, (vi) adopt, implement, and thereafter ensure adherence to written asset diversification programs consistent with OCC Banking Circular 255, (vii) adopt, implement, and thereafter ensure adherence to written strategic plans covering a period of at least three years, (viii) develop, implement, and thereafter ensure adherence to a three-year capital plan, (ix) develop, implement, and thereafter ensure adherence to written profit plans to improve and sustain the earnings of the Banks, (x) ensure levels of liquidity are sufficient to sustain the Banks’ current operations and to withstand any anticipated or extraordinary demand against their funding bases, and (xi) obtain prior written determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits.  The Banks are required to submit reports quarterly on the progress made to comply with each article within the Agreements.

    The Banks believe they have responded appropriately to substantially all of the requirements of the Agreements, including completing plans and programs within the time frames required by the Agreements.  The current results of those actions are reflected in the financial data and Management’s Discussion and Analysis in this report.  If the Banks do not satisfy and maintain adherence with each of the requirements set forth in the Agreements, the Banks will be deemed to be in non-compliance.  Failure to comply with the Agreements could result in the OCC’s taking additional enforcement actions against the Banks.  The Banks’ ability to meet some of the goals set forth in the Agreements depends in part upon their financial performance, the stabilization of local real estate markets, and improvement in economic conditions in general.

    Peoples Bancorporation, Inc. is a registered bank holding company that owns and controls The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank.   Accordingly, the Company is expected to fully utilize its financial and managerial resources to serve as a source of strength to the Banks and to take steps necessary to ensure the Banks comply with any supervisory actions taken by the Banks’ federal regulator, the OCC.

CAPITAL ADEQUACY AND RESOURCES

    The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

The Company and the Banks are required to maintain certain capital ratios by federal banking regulators.  The following table sets forth the capital ratios for the Company and the Banks as of June 30, 2011:

CAPITAL RATIOS
(Dollars in thousands)

			Well		Adequately Capitalized

Company:
Total Risk-based Capital	$53,624	15.08%	N/A	N/A	$28,448	8.00%
Tier 1 Risk-based Capital	49,134	13.82	N/A	N/A	14,221	4.00
Leverage Ratio	49,134	9.02	N/A	N/A	21,789	4.00

The Peoples National Bank (1):
Total Risk-based Capital	$31,979	14.32%	$22,332	10.00%	$17,865	8.00%
Tier 1 Risk-based Capital	29,146	13.05	13,400	6.00	8,934	4.00
Leverage Ratio	29,146	9.01	16,174	5.00	12,939	4.00

Bank of Anderson, N. A. (1):
Total Risk-based Capital	$13,551	16.43%	$8,248	10.00%	$6,598	8.00%
Tier 1 Risk-based Capital	12,515	15.17	4,950	6.00	3,300	4.00
Leverage Ratio	12,515	8.63	7,251	5.00	5,801	4.00

Seneca National Bank (1):
Total Risk-based Capital	$7,322	14.77%	$4,957	10.00%	$3,966	8.00%
Tier 1 Risk-based Capital	6,701	13.52	2,974	6.00	1,983	4.00
Leverage Ratio	6,701	8.87	3,777	5.00	3,022	4.00

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.   Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.  Each of the Banks exceeded these required capital levels at June 30, 2011.

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

    Each of the Banks has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position.  Accordingly, the Banks also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Bank’s short-term interest-rate risk.  According to the model, as of June 30, 2011 the Company was positioned so that net interest income would increase $687,000 over the next twelve months if market interest rates were to suddenly rise by 200 basis points at the beginning of the same period.  Conversely, net interest income would decline by $90,000 over the next twelve months if interest rates were to suddenly decline by 200 basis points at the beginning of the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 6.                 Exhibits

Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORPORATION, INC.

Dated: August 11, 2011	By:	/s/ L. Andrew Westbrook, III
L. Andrew Westbrook, III
President & Chief Executive Officer

Dated: August 11, 2011	By:	/s/ Robert E. Dye, Jr.
Robert E. Dye, Jr.
Senior Vice President & Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibits No.	Description of Exhibit

31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation