Form 10-Q
period 2011-09-30
PEOPLES BANCORPORATION INC /SC/
filed 2011-11-14
CIK 885542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission file
September 30, 2011	000-20616

PEOPLES BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-09581843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1818 East Main Street, Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (864) 859-2265

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

Yes  ______                  No ___X___

The number of outstanding shares of the issuer’s $1.11 par value common stock as of November 2, 2011 was 7,021,563.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets (Dollars in thousands except per share and share data)

	September 30, 2011	December 31, 2010	September 30, 2010
	Unaudited	Audited	Unaudited
ASSETS
CASH AND DUE FROM BANKS	$8,178	$6,612	$8,883
INTEREST-BEARING DEPOSITS IN OTHER BANKS	1	1	17
FEDERAL FUNDS SOLD	9,624	10,631	2,169
Total cash and cash equivalents	17,803	17,244	11,069
SECURITIES
Trading assets	240	76	52
Available for sale	174,585	130,650	128,287
Held to maturity (market value of $4,804, $7,375 and $8,120)	4,526	7,249	7,815
Other investments, at cost	3,076	4,319	4,196
LOANS-less allowance for loan losses of $7,769, $7,919 and $8,317	296,801	332,794	343,580
PREMISES AND EQUIPMENT, net of accumulated depreciation and amortization	10,642	11,023	11,726
ACCRUED INTEREST RECEIVABLE	2,355	2,288	2,299
ASSETS ACQUIRED IN SETTLEMENT OF LOANS	15,723	13,344	14,714
CASH SURRENDER VALUE OF LIFE INSURANCE	13,147	12,791	12,668
OTHER ASSETS	6,958	9,292	8,884
TOTAL ASSETS	$545,856	$541,070	$545,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
DEPOSITS
Noninterest-bearing	$50,473	$48,151	$48,813
Interest-bearing	421,858	426,603	425,184
Total deposits	472,331	474,754	473,997
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS	10,664	10,362	12,856
ACCRUED INTEREST PAYABLE	1,247	1,639	1,718
OTHER LIABILITIES	3,307	2,017	2,502
Total Liabilities	487,549	488,772	491,073
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized
Preferred stock Series T - $1,000 per share liquidation preference; issued and outstanding-12,660 shares at September 30, 2011, December 31, 2010 and September 30, 2010.	12,251	12,139	12,102
Preferred stock Series W - $1,000 per share liquidation preference; issued and outstanding – 633 shares at September 30, 2011, December 31, 2010 and September 30, 2010.	671	682	685
Common stock – 15,000,000 shares authorized, $1.11 par value per share, 7,021,563 shares issued at September 30, 2011 and 7,003,063 shares issued at December 31, 2011 and September 30, 2010.	7,794	7,774	7,774
Additional paid-in capital	41,729	41,701	41,689
Retained deficit	(9,020)	(10,142)	(10,258)
Accumulated other comprehensive income	4,882	144	2,225
Total Shareholders’ Equity	58,307	52,298	54,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$545,856	$541,070	$545,290

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries Consolidated Statements of Income (Loss) (Dollars in thousands except per share and share data)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$4,577	$5,228	$14,150	$16,128
Interest on securities
Taxable	1,041	889	3,182	2,569
Tax-exempt	671	357	1,497	1,083
Interest on federal funds	2	9	18	31
Total interest income	6,291	6,483	18,847	19,811

INTEREST EXPENSE
Interest on deposits	1,253	1,739	4,127	5,570
Interest on federal funds purchased and securities sold under repurchase agreements	19	25	61	69
Interest on advances from Federal Home Loan Bank	1	1	1	1
Total interest expense	1,273	1,765	4,189	5,640
Net interest income	5,018	4,718	14,658	14,171
PROVISION FOR LOAN LOSSES	938	1,515	2,743	6,110
Net interest income after provision for loan losses	4,080	3,203	11,915	8,061

NON-INTEREST INCOME
Service charges on deposit accounts	358	410	1,033	1,164
Customer service fees	20	18	85	82
Mortgage banking	113	183	324	332
Brokerage services	60	46	159	135
Bank owned life insurance	140	140	416	415
Gain on sale of available-for-sale securities	328	150	330	964
Gain (loss) on trading assets	(114)	11	164	(76)
Other noninterest income	258	246	774	704
Total noninterest income	1,163	1,204	3,285	3,720

NON-INTEREST EXPENSES
Salaries and benefits	1,957	2,020	5,985	6,123
Occupancy and equipment	490	499	1,433	1,513
Marketing and advertising	44	35	155	115
Communications	52	60	155	181
Printing and supplies	35	35	96	106
Bank paid loan costs	39	95	126	206
Net operation cost of other real estate owned	936	455	2,183	1,001
Director fees	78	71	223	239
ATM/Debit card expenses	73	67	214	191
Legal and professional fees	139	119	370	350
Regulatory assessments	379	337	1,137	994
Other post employment benefits	51	74	208	239
Other operating expenses	365	355	1,071	1,086
Total noninterest expenses	4,638	4,222	13,356	12,344
Income (loss) before income taxes	605	185	1,844	(563)
PROVISION FOR INCOME TAXES (BENEFIT)	(13)	(91)	104	(623)
Net income	618	276	1,740	60
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	172	172	517	517
Net accretion of discount on preferred stock	34	33	101	99
Net income (loss) available to common shareholders	$412	$71	$1,122	$(556)

INCOME (LOSS) PER COMMON SHARE
BASIC	$0.06	$0.01	$0.16	$(0.08)
DILUTED	$0.06	$0.01	$0.16	$(0.08)
WEIGHTED AVERAGE COMMON SHARES
BASIC	7,015,396	7,003,063	7,007,174	7,003,063
DILUTED	7,051,689	7,003,063	7,046,675	7,003,063

CASH DIVIDENDS PAID PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of
Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

									Accumulated
	Preferred Stock		Preferred Stock				Additional	Retained	Other	Total
	Series T		Series W		Common Stock		Paid-in	Earnings	Comprehensive	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2009	12,660	$11,991	633	$697	7,003,063	$7,774	$41,658	$(9,702)	$2,025	$54,443
Net income	-	-	-	-	-	-	-	60	-	60
Other comprehensive Income, net of tax:
Unrealized holding gains on securities available for sale, net of related tax	-	-	-	-	-	-	-	-	200	200
Comprehensive income										260
Cash dividends on preferred stock	-	-	-	-	-	-	-	(517)	-	(517)
Accretion (amortization) of preferred stock	-	111	-	(12)	-	-	-	(99)	-	-
Stock-based compensation	-	-	-	-	-	-	31	-	-	31
Balance, September 30, 2010	12,660	$12,102	633	$685	7,003,063	$7,774	$41,689	$(10,258)	$2,225	$54,217

Balance, December 31, 2010	12,660	$12,139	633	$682	7,003,063	$7,774	$41,701	$(10,142)	$144	$52,298
Net income	-	-	-	-	-	-	-	1,740	-	1,740
Other comprehensive Income, net of tax:
Unrealized holding gains on securities available for sale, net of related tax	-	-	-	-	-	-	-	-	4,738	4,738
Comprehensive income										6,478
Employee stock option award	-	-	-	-	18,500	20	7	-	-	27
Cash dividends on preferred stock	-	-	-	-	-	-	-	(517)	-	(517)
Accretion (amortization) of preferred stock	-	112	-	(11)	-	-	-	(101)	-	-
Stock-based compensation	-	-	-	-	-	-	21	-	-	21
Balance, September 30, 2011	12,660	$12,251	633	$671	7,021,563	$7,794	$41,729	$(9,020)	$4,882	$58,307

See Notes to Unaudited Consolidated Financial Statements which are an integral part of these statements.

Peoples Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,740	$60
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from trading assets	(164)	76
Gain on sale of securities available for sale	(330)	(964)
(Gain) loss on sale of other real estate	(63)	18
Provision for loan losses	2,743	6,110
Depreciation and amortization	606	648
Amortization and accretion (net) of premiums and discounts on securities	610	293
Stock-based compensation	21	31
Decrease (increase) in accrued interest receivable	(67)	72
Increase in other assets	(44)	(68)
Decrease in accrued interest payable	(392)	(331)
Increase in other liabilities	1,290	573
Net cash provided by operating activities	5,950	6,518

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(64,850)	(57,615)
Proceeds from principal pay-downs on securities available for sale	16,816	14,812
Proceeds from the maturities and calls of securities available for sale	514	2,000
Proceeds from the maturities and calls of securities held to maturity	3,978	595
Proceeds from the sale of securities available for sale	10,472	16,968
Increase in cash surrender value of life insurance	(356)	(364)
Proceeds from the sale of other real estate owned	3,470	4,492
Net decrease in loans	26,014	8,613
Write down of assets acquired in settlement of loans	1,388	124
Purchase of premises and equipment	(226)	(104)
Net cash used in investing activities	(2,780)	(10,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,423)	(10,999)
Net increase in securities sold under repurchase agreements	302	71
Net decrease in federal funds purchased	0	(399)
Proceeds from restricted employee stock grant	27	0
Cash dividends paid on preferred stock	(517)	(517)
Net cash provided by financing activities	(2,611)	(11,844)
Net increase (decrease) in cash and cash equivalents	559	(15,805)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,244	26,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,803	$11,069

CASH PAID FOR
Interest	$4,581	$5,971
Income taxes	$605	$322
NON-CASH TRANSACTIONS
Change in unrealized gain on available for sale securities	$7,182	$200
Loans transferred to other real estate	$7,237	$7,840

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

FORMAL AGREEMENTS WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

Bank of Anderson, N.A. and The Peoples National Bank have entered into Formal Agreements (“Agreements”) with their primary regulator, the OCC.  Bank of Anderson, N.A. entered into its agreement on October 15, 2008, and The Peoples National Bank entered into its agreement on August 16, 2010.  The agreements seek to enhance the Banks’ existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management.  The Boards of Directors of each bank and management have aggressively worked to address each article set forth in the agreements.  The Banks believe they have implemented the practices and procedures necessary to correct all noted deficiencies, and they appropriately responded to all of the requirements of the agreements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more discussion on the Agreements.

STATEMENT OF CASH FLOWS

            Cash and cash equivalents includes currency and coin, cash items in process of collection, amounts due from banks and federal funds sold.  All have maturities of three months or less.

NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share is computed and presented in accordance with the related topic in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The assumed conversion of stock options creates the difference between basic and diluted net income per share.  Income per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period presented.  Stock options on 136,510 and 155,147 shares of the Company’s common stock are excluded from the computation of net income (loss) per diluted share at September 30, 2011 and September 30, 2010, respectively, because their inclusion would be anti-dilutive due to their exercise prices being greater that the market value of shares and the net loss in the 2010 period, respectively.

	Nine Months Ended September 30,
	2011	2010
Net income (loss) available to common shareholders (in thousands)	$1,122	$(556)

Weighted average shares outstanding:
Basic	7,007,174	7,003,063
Effect of dilutive securities:
Stock options	39,501	-
Diluted	7,046,675	7,003,063

Income (loss) per common share:
Basic	$0.16	$(0.08)
Diluted	$0.16	$(0.08)

INVESTMENT SECURITIES

At the time of purchase of a security, the Company designates the security as available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.  Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any.  The Company has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income as a separate component of shareholders’ equity until realized.  Interest earned on investment securities is included in interest income.  Realized gains and losses on the sale of securities are reported in the consolidated statements of income (loss) and determined using the adjusted cost of the specific security sold.  Trading securities are carried at market value and changes in market value are recorded as realized gains or losses at each period end.

Securities are summarized as follows as of September 30, 2011 (tabular amounts in thousands):

TRADING ASSETS:	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$240	$-	$-	$240

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after one year but within five years	$864	$46	$-	$910
Maturing after five years but within ten years	1,596	131	-	1,727
	2,460	177	-	2,637

MORTGAGE BACKED SECURITIES
Maturing within one year	155	9	-	164
Maturing after one year but within five years	48,519	1,958	8	50,469
Maturing after five years but within ten years	18,664	659	34	19,289
Maturing after ten years	27,040	1,016	-	28,056
	94,378	3,642	42	97,978

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing after one year but within five years	1,297	111	-	1,408
Maturing after five years but within ten years	15,944	996	-	16,940
Maturing after ten years	53,019	2,522	8	55,533
	70,260	3,629	8	73,881
OTHER SECURITIES
Maturing after ten years	89	-	-	89

Total securities available for sale	$167,187	$7,448	$50	$174,585

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	$751	$7	$-	$758
Maturing after one year but within five years	1,499	68	-	1,567
Maturing after five years but within ten years	1,741	105	-	1,846
Maturing after ten years	535	98	-	633
Total securities held to maturity	$4,526	$278	$-	$4,804

 Securities are summarized as follows as of December 31, 2010 (tabular amounts in thousands):

TRADING ASSETS
	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$76	$-	$-	$76

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after five years but within ten years	$1,588	$138	$-	$1,726

MORTGAGE BACKED SECURITIES
Maturing after one year but within five years	61,031	1,345	406	61,970
Maturing after five years but within ten years	11,832	75	223	11,684
Maturing after ten years	22,797	87	632	22,252
	95,660	1,507	1,261	95,906
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing after one year but within five years	1,297	83	-	1,380
Maturing after five years but within ten years	10,575	108	108	10,575
Maturing after ten years	20,713	116	343	20,486
	32,585	307	451	32,441
OTHER SECURITIES
Maturing after ten years	601	-	24	577

Total securities available for sale	$130,434	$1,952	$1,736	$130,650

	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	$1,546	$17	$-	$1,563
Maturing after one year but within five years	1,918	61	-	1,979
Maturing after five years but within ten years	3,271	55	-	3,326
Maturing after ten years	514	-	7	507
Total securities held to maturity	$7,249	$133	$7	$7,375

Securities are summarized as follows as of September 30, 2010 (tabular amounts in thousands):

TRADING ASSETS:	Amortized	Unrealized holding		Fair
	Cost	Gains	Losses	value
EQUITY SECURITIES	$52	$-	$-	$52

SECURITIES AVAILABLE FOR SALE:

GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after five years but within ten years	$7,186	$293	$-	$7,479

MORTGAGE BACKED SECURITIES
Maturing within one year	528	35	-	563
Maturing after one year but within five years	47,281	1,295	139	48,437
Maturing after five years but within ten years	19,130	325	25	19,430
Maturing after ten years	19,598	339	58	19,879
	86,537	1,994	222	88,309
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing after one year but within five years	895	70	-	965
Maturing after five years but within ten years	9,497	412	1	9,908
Maturing after ten years	20,200	873	43	21,030
	30,592	1,355	44	31,903
OTHER SECURITIES
Maturing after ten years	602	-	6	596

Total securities available for sale	$124,917	$3,642	$272	$128,287

SECURITIES HELD TO MATURITY:

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	$1,397	$25	$-	$1,422
Maturing after one year but within five years	2,069	84	-	2,153
Maturing after five years but within ten years	3,205	94	-	3,299
Maturing after ten years	1,144	102	-	1,246
Total securities held to maturity	$7,815	$305	$-	$8,120

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011:

Securities Available for Sale (tabular amounts in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$3,350	$34	$857	$8	$4,207	$42
States and political subdivisions	602	8	-	-	602	8
Total	$3,952	$42	$857	$8	$4,809	$50

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

LOANS

Loans are summarized as follows (tabular amounts in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010

Commercial	$24,857	$28,362	$28,006
Real Estate:
Residential real estate	100,375	106,759	109,025
Commercial real estate	170,170	192,351	201,770
Commercial construction	2,790	6,152	5,737
Consumer and other	6,378	7,089	7,359
	304,570	340,713	351,897
Less allowance for loan losses	(7,769)	(7,919)	(8,317)
	$296,801	$332,794	$343,580

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

The composition of gross loans by rate type is as follows (tabular amounts in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Variable rate loans	$90,809	$107,250	$111,470
Fixed rate loans	213,761	233,463	240,427
	$304,570	$340,713	$351,897

Changes in the allowance for loan losses were as follows (tabular amounts in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
BALANCE, BEGINNING OF PERIOD	$7,919	$7,431	$7,431
Provision for loan losses	2,743	6,625	6,110
Loans charged off	(3,007)	(6,572)	(5,588)
Loans recovered	114	435	364
BALANCE, END OF PERIOD	$7,769	$7,919	$8,317

The following table reflects charge-offs and recoveries per loan category (tabular amounts in thousands):

	September 30, 2011		December 31, 2010		September 30, 2010
	Charge-offs	Recoveries	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$266	$12	$1,866	$329	$1,353	$315
Residential real estate	1,333	1	1,160	77	856	26
Commercial real estate	420	8	938	6	937	3
Commercial Construction	925	89	2,589	5	2,426	4
Consumer and other	63	4	19	18	16	16
Total	$3,007	$114	$6,572	$435	$5,588	$364

The allocation of the allowance for loan losses by portfolio segment at September 30, 2011 was as follows (tabular amounts in thousands):

		Residential	Commercial	Commercial	Consumer
	Commercial	Real Estate	Real Estate	Construction	and Other	Total

Impaired Loans	$-	$81	$93	$-	$22	$196
General Reserve	1,167	967	4,713	381	345	7,573
Total	$1,167	$1,048	$4,806	$381	$367	$7,769

Loans individually evaluated for impairment	$42	$373	$10,675	$482	$44	$11,616
Loans collectively evaluated for impairment	24,784	100,002	159,495	2,308	6,365	292,954
Total	$24,826	$100,375	$170,170	$2,790	$6,409	$304,570

The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows (tabular amounts in thousands):

		Residential	Commercial	Commercial	Consumer
	Commercial	Real Estate	Real Estate	Construction	and Other	Total

Impaired Loans	$-	$186	$951	$-	$-	$1,137
General Reserve	513	900	4,677	527	165	6,782
Total	$513	$1,086	$5,628	$527	$165	$7,919

Loans individually evaluated for impairment	$483	$3,916	$11,203	$-	$17	$15,619
Loans collectively evaluated for impairment	27,879	102,843	181,148	6,152	7,072	325,094
Total	$28,362	$106,759	$192,351	$6,152	$7,089	$340,713

Impaired loans were as follows:

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 (tabular amounts in thousands):

	Impaired Loans – With Allowance			Impaired Loans - With No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$42	$42
Real Estate:
Residential real estate	81	81	81	319	292
Commercial real estate	704	704	93	12,085	9,971
Commercial construction	-	-	-	-	482
Consumer and other	22	22	22	-	22
Total	$807	$807	$196	$12,446	$10,809

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (tabular amounts in thousands):

	Impaired Loans – With Allowance			Impaired Loans - With No Allowance
			Allowance for
	Unpaid	Recorded	Loan Losses	Unpaid	Recorded
	Principal	Investment	Allocated	Principal	Investment
Commercial	$-	$-	$-	$483	$483
Real Estate:
Residential real estate	740	740	186	2,661	3,176
Commercial real estate	5,318	4,505	951	6,158	6,698
Commercial construction	-	-	-	1,047	-
Consumer and other	-	-	-	25	17
Total	$6,058	$5,245	$1,137	$10,374	$10,374

The following is a summary of information pertaining to impaired loans and non-accrual loans at September 30, 2010 (tabular amounts in thousands):

2010
Impaired loans without valuation allowance	$10,138
Impaired loans with a valuation allowance	6,313
Total impaired loans	$16,451
Valuation allowance related to impaired loans	$1,539
Total non-accrual loans	$18,189
Total loans past due ninety days or more and still accruing	-

Non-performing loans and impaired loans are defined differently.  As such, some loans may be included in both categories, whereas other loans may only be included in one category.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which case payments received are recorded as reductions to principal.  Subsequent payments on non-accrual loans are recorded as reductions of principal, and interest income is recorded only after principal recovery is reasonably assured.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.  These policies apply to each of the Company’s loan classes.

Delinquent Loans at September 30, 2011, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$-	$-	$-	$-	$24,857	$24,857
Real Estate:
Residential real estate	155	55	19	229	100,146	100,375
Commercial real estate	986	1 564	3,680	6,230	163,940	170,170
Commercial construction	-	-	1,246	1,246	1,544	2,790
Consumer and other	41	2	1	44	6,334	6,378
Total	$1,182	$1,621	$4,946	$7,749	$296,821	$304,570

Delinquent Loans at December 31, 2010, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$10	$-	$483	$493	$27,869	$28,362
Real Estate:
Residential real estate	1,842	70	612	2,524	104,235	106,759
Commercial real estate	1,330	1,785	6,570	9,685	182,666	192,351
Commercial construction	-	-	728	728	5,424	6,152
Consumer and other	25	174	-	199	6,890	7,089
Total	$3,207	$2,029	$8,393	$13,629	$327,084	$340,713

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying loans as to credit risk.  Loans classified as substandard or special mention are reviewed monthly by the Company for further deterioration or improvement to determine if appropriately classified.  All commercial loans greater than $50,000 are reviewed when originated and a sample of smaller consumer relationships are reviewed after origination.  Larger relationships are reviewed on an annual basis or more frequently if needed. In addition, during the renewal process of any loans, as well as if a loan becomes past due, the Company will evaluate the loan grade.

Loans excluded from the scope of the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the borrower contacts one of the Banks for a modification.  In these circumstances, the loan is specifically evaluated for potential classification to special mention or substandard, or may even be charged-off.  The following definitions are used for risk ratings:

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

The tables below set forth total loans and the amounts of loans by type in each of these risk categories (tabular amounts in thousands):

September 30, 2011
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Commercial	$24,857	$21,348	$309	$3,200	$-
Real Estate:
Residential real estate	100,375	97,477	2,004	894	-
Commercial real estate	170,170	131,224	14,672	24,274	-
Commercial construction	2,790	1,932	376	482	-
Consumer and other	6,378	6,310	4	64	-
Total	$304,570	$258,291	$17,365	$28,914	$-

December 31, 2010
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Commercial	$28,362	$25,961	$1,064	$1,335	$2
Real Estate:
Residential real estate	106,759	102,778	1,729	2,252	-
Commercial real estate	192,351	140,917	17,851	33,583	-
Commercial construction	6,152	3,453	1,052	1,647	-
Consumer and other	7,089	7,071	18	-	-
Total	$340,713	$280,180	$21,714	$38,817	$2

Troubled Debt Restructurings

        In the course of working with borrowers, the Banks may choose to restructure the contractual terms of certain loans.  In this scenario, the Banks attempt to work out an alternative payment schedule with the borrower in order to optimize collectibility of the loan.  Any loans that are modified are reviewed by the Banks to identify if a troubled debt restructuring (“TDR”) has occurred.  This occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time collection and/or foreclosure proceedings are initiated.  At any time prior to a sale of property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

        As a result of adopting the amendments of Accounting Standards Update (“ASU”) 201-02, the Banks reassessed all restructurings occurring since January 1, 2011 to determine whether they are considered TDRs under the amended guidance.  The Banks identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Banks identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under general allowance methodology and are now impaired under ASC 310-10-35 was $1,143,000, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $32,000.

Troubled Debt Restructurings (dollar amounts in thousands):

	For the three months ended			For the nine months ended
	September 30, 2011			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$78,350	$78,350	2	$122,545	$122,545
Real Estate:
Residential real estate	2	453,626	453,626	2	453,626	453,626
Commercial real estate	4	351,526	349,526	7	747,091	446,832
Commercial construction	1	261,210	261,210	1	261,210	261,210
Consumer and other	-	-	-	1	21,953	21,953
Total	8	$1,144,712	$1,142,712	13	$1,606,425	$1,306,166

During the nine months ended September 30, 2011, the Banks modified thirteen loans that were considered to be TDRs.  The terms for ten of these loans were extended and the interest rate was lowered for three of these loans.

Troubled debt restructurings that occurred and subsequently defaulted during the period (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Number		Number
	of Contracts	Recorded Investment	of Contracts	Recorded Investment
Commercial	-	$-	-	$-
Real Estate:
Residential real estate	-	-	-
Commercial real estate	3	781,582	3	781,582
Commercial construction	-	-	-	-
Consumer and other	-	-	-	-
Total	3	$781,582	3	$781,582

ASSETS ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes the composition of assets acquired in settlement of loans as of the dates noted (dollar amounts in thousands):

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30,		December 31,		September 30,
	2011		2010		2010
	Amount	#	Amount	#	Amount	#
Construction and land development	$10,393	38	$9,964	38	$11,919	50
Residential real estate	4,112	13	2,870	13	2,067	5
Commercial real estate	1,218	6	510	3	728	9
Total assets acquired in settlement of loans	$15,723	57	$13,344	54	$14,714	64

The following summarizes activity with respect to assets acquired in settlement of loans (tabular amounts in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2011	2010	2010
BALANCE, BEGINNING OF PERIOD	$13,344	$11,490	$11,490
Additions - foreclosures	7,237	9,943	7,840
Sales	(3,470)	(7,017)	(4,492)
Write downs	(1,388)	(522)	(124)
Valuation reserve	-	(550)	-
BALANCE, END OF PERIOD	$15,723	$13,344	$14,714

STOCK-BASED COMPENSATION

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  During the first nine months of 2011, 6,000 options to purchase shares were granted.

At September 30, 2011 an aggregate of 345,650 shares were reserved for issuance upon exercise of options. The following is a summary of the status of the Company’s plans as of September 30, 2011 and changes during the nine months ended September 30, 2011.

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	143,424	$9.36
Granted	6,000	1.36
Exercised	-	-
Forfeited	(12,914)	7.71
Outstanding, September 30, 2011	136,510	$9.16	5.53	$1,735

Options exercisable, September 30, 2011	126,095	$9.51	5.53	$1,570

For the first nine months of 2011, we recognized compensation cost of approximately $21,000 related to unvested stock options.

Restricted Stock Awards

On July 20, 2011 the Board of Directors of the Company approved a Restricted Stock Plan (“Plan”) for its executive officers and employees and set aside 103,000 shares of its common stock to be issued in connection with the Plan.  Restricted stock awards granted vest over a period of five years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and included in salary expense on a straight line basis over the vesting period.  As of September 30, 2011, 92,500 shares were granted and 18,500 shares were vested at a fair market value of $1.50 per share.

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

Assets measured at fair value are as follows as of September 30, 2011 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment securities:
Government Sponsored Securities	$-	$2,637	$-	$2,637
Mortgage Backed Securities	-	97,978	-	97,978
Obligations of States and Political Subdivisions	-	73,881	-	73,881
Other Securities	-	89	-	89
Trading Assets	240	-	-	240
Total	$240	$174,585	$-	$174,825

Nonrecurring Basis:
Impaired loans	$-	$11,616	$-	$11,616
Other real estate owned	-	15,723	-	15,723
Total	$-	$27,339	$-	$27,339

Assets measured at fair value are as follows as of December 31, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale investment securities:
Government Sponsored Securities	$-	$1,726	$-	$1,726
Mortgage Backed Securities	-	95,906	-	95,906
Obligations of States and
Political Subdivisions	-	32,441	-	32,441
Other Securities	-	577	-	577
Trading Assets	76	-	-	76
Total	$76	$130,650	$-	$130,726

Nonrecurring Basis:
Impaired loans	$-	$14,482	$-	$14,482
Other real estate owned	-	13,344	-	13,344
Total	$-	$27,826	$-	$27,826

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

Impaired loans – Impaired loans are loans that are measured for impairment using the practical methods permitted by the FASB ASC.  Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

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

Disclosure about Fair Value of Financial Instruments

The FASB ASC for the Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value.  The ASC defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in other banks and federal funds sold and purchased.

Securities are valued using quoted fair market prices.  Other investments are valued at par value.

Fair value for variable rate loans that reprice frequently, loans held for sale, loans that mature in less than three months, and impaired loans is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and all other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

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

The estimated fair values of the Company’s financial instruments are as follows (tabular amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Cash and due from banks	$8,178	$8,178	$6,612	$6,612
Interest-bearing deposits in other banks	1	1	1	1
Federal funds sold	9,624	9,624	10,631	10,631
Trading assets	240	240	76	76
Securities available for sale	174,585	174,585	130,650	130,650
Securities held to maturity	4,526	4,804	7,249	7,375
Other investments	3,076	3,076	4,319	4,319
Loans (gross)	304,570	304,529	340,713	338,445
Cash surrender value of life insurance	13,147	13,147	12,791	12,791

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial liabilities:
Deposits	$472,331	$471,323	$474,754	$471,323
Securities sold under repurchase agreements	10,664	10,664	10,362	10,362

OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for the nine month periods ended September 30, 2011 and 2010 were as follows (tabular amounts in thousands):

	September 30,	September 30,
	2011	2010
Net unrealized gain on securities	$7,179	$303
Tax expense	(2,441)	(103)
Other comprehensive income	$4,738	$200

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the Receivables topic of the ASC was amended by ASU 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See the Loan note.

Disclosures about TDRs required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 have been presented in the Loan note.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendment will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2010 Annual Report on Form  10-K.  Results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be attained for any other period.

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

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

●	future economic and business conditions;
●	lack of sustained growth in the economies of the Company's market areas, including, but not limited to, declining real estate values and increasing levels of unemployment;
●	government monetary and fiscal policies;
●	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effect of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
●
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	perceptions by depositors about the safety of their deposits;
●	ability to weather the current economic downturn;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
●
the risks of opening new offices, including, without limitation, the  related costs and time of building customer relationships and  integrating operations as part of these endeavors and the failure to  achieve expected gains, revenue growth and/or expense savings from  such endeavors;

●	changes in laws and regulations, including tax, banking and securities laws and regulations;
●	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
●	changes in requirements of regulatory authorities;
●	changes in accounting policies, rules and practices;
●	cost and difficulty of implementing changes in technology or products;
●	loss of consumer or investor confidence;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Overview

The Company’s consolidated operations for the third quarter of 2011 resulted in net income of $618,000 compared to net income of $276,000 for the third quarter of 2010.  The Company’s consolidated operations for the nine months ended September 30, 2011 resulted in net income of $1,740,000 compared to a net income of $60,000 for the nine months ended September 30, 2010.  After deducting for dividends on preferred stock and net accretion of the discount on preferred stock, the third quarter of 2011 resulted in net income available to common shareholders of $412,000 or $0.06 per diluted share compared to net income of $71,000 or $0.01 per diluted share for the third quarter of 2010.  Net income available to common shareholders for the nine months ended September 30, 2011 was $1,122,000 or $0.16 per diluted share compared to a net loss available to common shareholders of $556,000 or $0.08 per diluted share for the nine months ended September 30, 2010.  The return on average common equity, which is annualized net income (or loss) available to common shareholders as a percentage of average total common equity, for the nine months and three months ended September 30, 2011 was 5.65% and 5.70% respectively, compared to (1.79)% and 0.68% respectively for the nine months and three months ended September 30, 2010.  Return on average assets, which is annualized net income (or loss) divided by average assets, for the nine months and three months ended September 30, 2011 was 0.43% and 0.45% respectively, compared to 0.01% and 0.20%, respectively for the nine months and three months ended September 30, 2010.

Interest Income, Interest Expense and Net Interest Income

The largest component of the Company’s revenue is interest income.  Net interest income, which is the difference between the interest earned on assets and the interest paid for the liabilities used to fund those assets, essentially measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses increased $300,000 or 6.4% to $5,018,000 for the quarter ended September 30, 2011 compared to $4,718,000 for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011 net interest income before provision for loan losses increased $487,000 or 3.4% to $14,658,000 compared to $14,171,000 for the nine months ended September 30, 2010.  The Company’s net interest margin for the three and nine months ended September 30, 2011 was 4.00% and 3.94% respectively, compared to 3.78% and 3.80% respectively for the three months and nine months ended September 30, 2010.

The Company’s total interest income for the third quarter of 2011 was $6,291,000 compared to $6,483,000 for the third quarter of 2010, a decrease of $192,000 or 3.0%.  Total interest income for the nine months ended September 30, 2011 was $18,847,000 compared to $19,811,000 for the nine months ended September 30, 2010, a decrease of $964,000 or 4.9%.  Interest and fees on loans, the largest component of total interest income, decreased by $651,000 in the third quarter of 2011 to $4,577,000 compared to $5,228,000 for the third quarter of 2010, a decrease of 12.5%.  Interest and fees on loans decreased by $1,978,000 in the nine months ended September 30, 2011 to $14,150,000 compared to $16,128,000 for the nine months ended September 30, 2010, a decrease of 12.3%.  The decrease in interest and fees on loans for the three-month and nine-month periods is primarily attributable to lower average loan balances.  Interest on taxable securities, the second largest component of total interest income, increased by $152,000 in the third quarter of 2011 to $1,041,000 compared to $889,000 for the third quarter of 2010, an increase of 17.1%.  Interest on taxable securities increased by $613,000 for the nine months ended September 30, 2011 to $3,182,000 compared to $2,569,000 for the nine months ended September 30, 2010, an increase of 23.9%.  Interest on tax-exempt securities increased by $314,000 or 88.0% to $671,000 in the third quarter of 2011 compared to $357,000 for the third quarter of 2010.  Interest on tax-exempt securities increased $414,000 for the nine months ended September 30, 2011 to $1,497,000 compared to $1,083,000 for the nine months ended September 30, 2010, an increase of 38.2%.   The increase in interest on taxable and tax-exempt securities for the three-month and nine-month periods is primarily attributable to higher average balances.  Interest on federal funds sold was $2,000 in the third quarter of 2011 compared to $9,000 for the third quarter of 2010.  Interest on federal funds sold was $18,000 for the first nine months of 2011 compared to $31,000 for the same period of 2010.

The Company’s total interest expense for the third quarter of 2011 was $1,273,000 compared to $1,765,000 for the third quarter of 2010, a decrease of $492,000 or 27.9%.  Total interest expense for the nine months ended September 30, 2011 was $4,189,000 compared to $5,640,000 for the nine months ended September 30, 2010, a decrease of $1,451,000 or 25.7%.  Interest expense on deposits, the largest component of total interest expense, decreased by $486,000 in the third quarter of 2011 to $1,253,000 compared to $1,739,000 for the third quarter of 2010, a decrease of 27.9%.  Interest expense on deposits decreased by $1,443,000 for the nine months ended September 30, 2011 to $4,127,000 compared to $5,570,000 for the nine months ended September 30, 2010, a decrease of 25.9%.  The decrease in interest expense on deposits for the three-month and nine-month periods is primarily attributable to lower market interest rates.  Interest on federal funds purchased and securities sold under repurchase agreements, the second largest component of total interest expense, decreased $6,000 or 24.0% to $19,000 in the third quarter of 2011 compared to $25,000 for the third quarter of 2010.  Interest on federal funds purchased and securities sold under repurchase agreements decreased $8,000 or 11.6% to $61,000 for the first nine months of 2011 compared to $69,000 in the first nine months of 2010.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2011 was $938,000, compared to $1,515,000 for the three months ended September 30, 2010, a decrease of $577,000 or 38.1%.  The provision for loan losses charged to operations for the nine months ended September 30, 2011 decreased $3,367,000 or 55.1% to $2,743,000, compared to $6,110,000 for the nine months ended September 30, 2010.  The changes in the Company’s provision for loan losses for the third quarter and first nine months of 2011 are based on management’s evaluation of the Company’s overall credit quality and its estimate of loan losses inherent in the loan portfolio.  See “BALANCE SHEET REVIEW – Allowance for Loan Losses.”

Non-interest Income

Non-interest income decreased $41,000 or 3.4% to $1,163,000 for the third quarter of 2011 compared to $1,204,000 for the third quarter of 2010.  Non-interest income decreased $435,000 or 11.7% to $3,285,000 for the first nine months of 2011 compared to $3,720,000 for the first nine months of 2010.  During the third quarter of 2011, the Company realized a $328,000 gain on the sale of available-for-sale securities, compared to a net $150,000 gain on the sale of available-for-sale securities during the third quarter of 2010.  The net gain on the sale of available-for-sale securities totaled $330,000 for the first nine months of 2011, compared to $964,000 for the same period of 2010, a decrease of $634,000, or 65.8%.  Service fees on deposits, typically the largest component of non-interest income, decreased $52,000 or 12.7% to $358,000 for the third quarter of 2011 compared to $410,000 for the third quarter of 2010, and decreased $131,000 or 11.3% to $1,033,000 for the first nine months of 2011 compared to $1,164,000 for the same period of 2010, possibly as a result of customers managing their deposit accounts more carefully.

Mortgage banking fees decreased from $183,000 in the third quarter of 2010 to $113,000 in the third quarter of 2011, a decrease of $70,000 or 38.3%.  Mortgage banking fees decreased $8,000 or 2.4% to $324,000 for the first nine months of 2011 from $332,000 for the same period of 2010.  The decrease in mortgage banking income is due to decreased levels of residential mortgage loan originations at the Banks.  Brokerage service income increased from $46,000 in the third quarter of 2010 to $60,000 in the third quarter of 2011, an increase of $14,000 or 30.4%, and it increased $24,000 or 17.8% from $135,000 for the nine months of 2010 to $159,000 for the first nine months of 2011, due to higher commissions.  Income on bank-owned life insurance was unchanged at $140,000 in the third quarter of 2011 and 2010, and increased $1,000 or 0.2% to $416,000 for the first nine months of 2011 from $415,000 for the first nine months of 2010.

There was a loss of $114,000 on trading assets during the third quarter of 2011 compared to a gain of $11,000 during the third quarter of 2010.  There was a gain of $164,000 on trading assets during the first nine months of 2011 compared to a loss of $77,000 during the first nine months of 2010.

Other non-interest income increased $12,000 or 4.9% from $246,000 during the third quarter of 2010 to $258,000 for the third quarter of 2011, and increased $69,000 or 9.8% from $705,000 for the first nine months of 2010 to $774,000 for the same period of 2011.  This change is largely attributable to an increase in interchange income on check cards.

Non-interest Expense

Total non-interest expense increased $416,000 or 9.9% to $4,638,000 for the third quarter of 2011 from $4,222,000 for the third quarter of 2010.  Total non-interest expense increased $1,012,000 or 8.2% to $13,356,000 for the first nine months of 2011 from $12,344,000 for the first nine months of 2010.  Salaries and benefits, the largest component of non-interest expense, decreased $63,000 or 3.1% to $1,957,000 for the third quarter of 2011 from $2,020,000 for the third quarter of 2010.  Salaries and benefits decreased $138,000 or 2.3% to $5,985,000 for the first nine months of 2011 from $6,123,000 for the first nine months of 2010.

Occupancy and furniture and equipment expenses decreased $9,000 or 1.8% to $490,000 in the third quarter of 2011 compared to $499,000 in the third quarter of 2010. Occupancy and furniture and equipment expenses decreased $80,000 or 5.3% to $1,433,000 in the first nine months of 2011 compared to $1,513,000 in the first nine months of 2010. Communication expense decreased $8,000 or 13.3% from $60,000 in the third quarter of 2010 to $52,000 during the third quarter of 2011.  Communication expense decreased $26,000 or 14.4% to $155,000 in the first nine months of 2011 compared to $181,000 in the first nine months of 2010. Printing and supplies was unchanged at $35,000 in the third quarter of 2011 and 2010, and decreased $10,000 or 9.4% to $96,000 for the first nine months of 2011 compared to $106,000 for the first nine months of 2010. These expense levels are the result of ongoing efforts by management to limit and reduce expenses in response to weakened economic conditions.

The net cost of operation of other real estate owned increased $481,000 or 105.7% to $936,000 in the third quarter of 2011 compared to $455,000 in the third quarter of 2010.  Net cost of operation of other real estate owned increased $1,182,000 or 118.1% to $2,183,000 in the first nine months of 2011 compared to $1,001,000 in the first nine months of 2010.  The substantial increase in the net cost of operation of other real estate resulted primarily from write-downs of other real estate, which increased $1,264,000 or 1,019.4% from $124,000 for the first nine months of 2010 to $1,388,000 for the first nine months of 2011.

There was a net gain after write-downs of $63,000 in the first nine months of 2011 on the sale of other real estate owned compared to a net loss after write-downs of $18,000 for the same period in 2010, an increase of $81,000 or 448.0%.  Rental income on other real estate owned during the first nine months of 2011 amounted to $95,000 compared to $57,000 during the same period of 2010, an increase of $38,000 or 67.2%.  The net cost of operation of other real estate owned includes taxes, legal fees, utilities, maintenance, and various write-downs of other real estate owned, etc.  These expenses increased $1,300,000 or 125% to $2,340,000 in the first nine months of 2011 compared to $1,040,000 for the first nine months of 2010.  Included in the $2,340,000 expense incurred in the first nine months of 2011 are $1,388,000 in write-downs of other real estate to current market values, $179,000 in legal fees and $773,000 in taxes, insurance, utilities, and maintenance, etc.  Bank paid loan costs decreased $56,000 or 58.9% to $39,000 in the third quarter of 2011 compared to $95,000 in the third quarter 2010, and decreased $80,000 or 38.8% to $126,000 in the first nine months of 2011 compared to $206,000 in the first nine months of 2010.

Marketing and advertising expense increased $9,000 or 25.7% to $44,000 in the third quarter of 2011 compared to $35,000 in the third quarter of 2010.  Marketing and advertising expense increased $40,000 or 34.8% from $115,000 in the first nine months of 2010 to $155,000 during the first nine months of 2011.  This increase is attributable to a higher level of marketing activity at the Banks, although marketing activity was still somewhat restricted due to austerity measures.  Legal and professional expenses increased $20,000 or 16.8% to $139,000 for the third quarter of 2011 compared to $119,000 for the third quarter of 2010.  Legal and professional expenses increased $20,000 or 5.7% to $370,000 in the first nine months of 2011 compared to $350,000 in the first nine months of 2010.  ATM/Debit card expense increased $6,000 or 9.0% to $73,000 for the third quarter of 2011, compared to $67,000 for the same period of 2010.  ATM/Debit card expense increased $23,000 or 12.0% from $191,000 in the first nine months of 2010 to $214,000 during the first nine months of 2011.

Regulatory assessments increased $42,000 or 12.5% from $337,000 for the third quarter of 2010 to $379,000 for the third quarter of 2011 and increased $143,000 or 14.4% from $994,000 for the first nine months of 2010 to $1,137,000 for the first nine months of 2011. Regulatory assessments include fees paid to the Federal Deposit Insurance Corporation (“FDIC”) and the OCC by the Company’s three Banks.  FDIC assessments increased $42,000 or 15.4% from $273,000 for the third quarter of 2010 to $315,000 for the third quarter of 2011, and increased $136,000 or 16.8% from $810,000 for the first nine months of 2010 to $946,000 for the first nine months of 2011.  The Banks’ OCC assessment remained unchanged at $64,000 for the third quarters of 2010 and 2011, and increased $7,000 or 3.8% from $184,000 for the first nine months of 2010 to $191,000 for the first nine months of 2011.

All other operating expenses were $365,000 in the third quarter of 2011 compared to $355,000 for the third quarter of 2010, an increase of $10,000 or 2.8%.  All other operating expenses were $1,071,000 in the first nine months of 2011 compared to $1,086,000 for the first nine months of 2010, a decrease of $15,000 or 1.4%.

Income Taxes

For the third quarter ended September 30, 2011, the Company recorded an income tax benefit of $13,000, compared to a tax benefit of $91,000 for the same period a year ago.  For the nine months ended September 30, 2011, the Company recorded an income tax expense of $104,000, compared to a tax benefit of $623,000 for the same period a year ago.  The provision for income taxes is an estimate, and management considers several factors in making this estimate, including current pre-tax income levels, the amount of tax-exempt income, and a comparison of prior period estimates to income taxes ultimately determined.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 61.1% of total earning assets.  As of September 30, 2011 the Company held total gross loans outstanding of $304,570,000, a decrease of $36,143,000 or 10.6% from $340,713,000 in total gross loans outstanding at December 31, 2010, and a decrease of $47,327,000 or 13.4% from $351,897,000 in total gross loans outstanding at September 30, 2010.  The decrease in outstanding loans comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries and payoffs, with additional decreases resulting from a number of loans that were charged off or converted into other real estate owned through foreclosures or deeds in lieu of foreclosure.

Loan Portfolio Composition	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
Commercial	$24,857	$28,362	$28,006
Real Estate:
Residential real estate	100,375	106,759	109,025
Commercial real estate	170,170	192,351	201,770
Commercial construction	2,790	6,152	5,737
Consumer and other	6,378	7,089	7,359
Gross loans	$304,570	$340,713	$351,897

The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates.  The average yield on the Company’s loans for the three and nine months ended September 30, 2011 was 5.90% and 5.84% respectively, compared to 5.86% and 5.92% respectively for the three and nine months ended September 30, 2010.  The Federal Reserve continues to keep the federal funds target rate near zero for an “extended period” of time.  A large portion of the Company’s adjustable-rate loans, which constitute approximately 29.8% of the loan portfolio, reprice following an interest-rate change by the Federal Reserve.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES, LOAN LOSS EXPERIENCE

The purpose of the Company’s allowance for loan losses is to absorb loan losses that occur in the loan portfolios of its bank subsidiaries.  The Company complies with the FASB ASC when determining the adequacy of the allowance for loan losses.  Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for loan losses and the related provision, which is charged to expense.  Factors considered in determining the adequacy of the allowance for loan losses include: historical loan losses experienced by the Company, current economic conditions affecting a borrower’s ability to repay, the volume of outstanding loans, the trends in delinquent, non-accruing and potential problem loans, and the quality of collateral securing non-performing and problem loans.  By considering the above factors, management attempts to determine the amount of reserves necessary to provide for inherent losses in the loan portfolios of its subsidiaries.  However, the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company’s local economies, industry trends, and regulatory requirements.

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

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, including historical charge-offs, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate.  The Company utilizes its credit administration department, as well as the services of an outside consultant from time to time, to perform quality reviews of its loan portfolio.  The reviews consider the judgments and estimates of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.  The OCC, as part of its routine examination process of national banks, including the Company’s Banks, may require additions to the allowance for loan losses based upon the regulator’s credit evaluations differing from those of management.  The Company’s management believes it has in place the controls and personnel needed to adequately monitor its loan portfolios and the adequacy of the allowance for loan losses.

At September 30, 2011, the allowance for loan losses was $7,769,000 or 2.55% of gross outstanding loans, compared to $7,919,000 or 2.32% of gross outstanding loans at December 31, 2010 and $8,317,000 or 2.36% of gross outstanding loans at September 30, 2010.  During the first nine months of 2011, the Company experienced net charge-offs of $2,893,000 or 0.89% of average loans, compared to net charge-offs of $5,224,000, or 1.43% of average loans during the first nine months of 2010.  The Company’s provision for loan losses was $2,743,000 for the first nine months of 2011 compared to $6,110,000 in the first nine months of 2010.

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

The following table sets forth ratios of net charge-offs and the allowance for loan losses to the items stated:

Asset Quality Ratios:
	September 30,	December 31,	September 30,
	2011	2010	2010

Net charge-offs to average loans outstanding during the period	0.89%	1.71%	1.43%
Net charge-offs to total loans outstanding at end of period	0.95%	1.80%	1.48%
Allowance for loan losses to average loans	2.40%	2.20%	2.28%
Allowance for loan losses to total loans at end of period	2.55%	2.32%	2.36%
Net charge-offs to allowance for loan losses at end of period	37.24%	77.50%	62.81%
Net charge-offs to provision for loan losses	105.47%	92.63%	85.50%

The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses.  Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible.  Recoveries of previously charged-off loans are credited back to the allowance.

Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at September 30, 2011.  In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio.  The allowance for loan losses uses the Company’s procedures and methods which include the following risk factors, though not intended to be an all inclusive list:

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

Securities

The primary objective of the Company’s securities portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings.  The Company invests primarily in obligations guaranteed as to principal and interest by the United States or its agencies, other taxable securities, and certain obligations of states and municipalities.  The Company had $240,000 in trading assets at September 30, 2011, compared to $76,000 at December 31, 2010 and $52,000 in trading assets at September 30, 2010.  The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company’s interest-rate sensitivity goals, to secure public deposits, and to generate income.  At September 30, 2011 securities totaled $182,427,000, which represented 36.6% of total earning assets.  Total securities increased $40,133,000 or 28.2% from $142,294,000 invested as of December 31, 2010 and increased $42,077,000 or 30.0% from $140,350,000 invested as of September 30, 2010.  The size of the Company’s investment portfolio is managed and fluctuates from time to time based on the amount of public deposits held, loan demand, liquidity needs, investment strategy, and other pertinent factors.

At September 30, 2011 the Company’s total investments classified as available for sale had an amortized cost of $167,187,000 and a market value of $174,585,000 for a net unrealized gain of $7,398,000.  This compares to an amortized cost of $130,434,000 and a market value of $130,650,000 for an unrealized gain of $216,000 on the Company’s investments classified as available for sale at December 31, 2010.  At September 30, 2010 the Company’s total investments classified as available for sale had an amortized cost of $124,917,000 and a market value of $128,287,000 for an unrealized gain of $3,370,000.  Management believes that maintaining most of its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than the amortized cost, the Company has the ability and intent to hold securities that are in an unrealized loss position until a market price recovery or maturity, and therefore these securities are not considered impaired on an other-than-temporary basis.

Securities with carrying amounts of $32,887,000 at September 30, 2011 were pledged to secure public deposits and for other purposes required or permitted by law.

Assets Acquired in Settlement of Loans

The Company’s assets acquired in settlement of loans, all of which are real estate and are also referred to as other real estate owned were $15,723,000 at September 30, 2011, an increase of $2,379,000 or 17.8% from $13,344,000 at December 31, 2010 and an increase of $1,009,000, or 6.9% from $14,714,000 at September 30, 2010.  During the first nine months of 2011, the Company acquired $7,237,000 in other real estate, sold $3,470,000 in properties and wrote-down $1,388,000 of other real estate owned.  During the first nine months of 2010, the Company acquired $9,943,000 in other real estate, sold $7,017,000 in properties and wrote-down $522,000.

The following table summarizes the composition of assets acquired in settlement of loans as of the dates noted (tabular amounts in thousands):

	September 30,		December 31,		September 30,
	2011		2010		2010
	Amount	#	Amount	#	Amount	#
Construction and land development	$10,393	38	$9,964	38	$11,919	50
Residential real estate	4,112	13	2,870	13	2,067	5
Commercial real estate	1,218	6	510	3	728	9
Total assets acquired in settlement of loans	$15,723	57	$13,344	54	$14,714	64

Cash Surrender Value of Life Insurance

The Company’s cash surrender value of life insurance was $13,147,000 at September 30, 2011, an increase of $356,000 or 2.8%, from the $12,791,000 held at December 31, 2010 and an increase of $479,000 or 3.8%, from the $12,668,000 held at September 30, 2010.  The increase in cash surrender value of life insurance is from normal appreciation associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Cash and Cash Equivalents

The Company’s cash and cash equivalents increased $559,000 or 3.2% to $17,803,000 at September 30, 2011 from $17,244,000 at December 31, 2010, and increased $6,734,000 or 60.8% from $11,069,000 at September 30, 2010.  From time to time there are swings in the level of cash and cash equivalents, which are due to normal fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Deposits

The Banks’ primary source of funds for loans and investments is their deposits.  Total deposits decreased $2,423,000 or 0.5% to $472,331,000 at September 30, 2011 from $474,754,000 at December 31, 2010 and decreased $1,666,000 or 0.4% from $473,997,000 at September 30, 2010.  Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.

For the nine months ended September 30, 2011 interest-bearing deposits averaged $425,335,000 compared to $427,270,000 for the same period of 2010.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as well as to manage the interest-rate risk at the Banks.  At September 30, 2011 brokered deposits totaled $36,261,000 compared to $43,194,000 and $42,971,000 in brokered deposits at December 31, 2010 and September 30, 2010, respectively.  At September 30, 2011, of the total brokered deposits, $11,140,000 was acquired through the Certificate of Deposit Account Registry Service (“CDARS”), compared with $18,073,000 at December 31, 2010 and $17,850,000 at September 30, 2010.  The Company considers brokered funds to be an attractive alternative funding source available to use while continuing efforts to maintain and grow its local deposit base.

The average interest rate paid on interest-bearing deposits was 1.29% during the nine months ended September 30, 2011 compared to 1.74% for the same period of 2010 and 1.68% for the twelve months ended December 31, 2010.  In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions.  At September 30, 2011 interest-bearing deposits comprised 89.3% of total deposits compared to 89.9% at December 31, 2010 and 89.7% at September 30, 2010.

The Company's core deposit base consists largely of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, these core deposits still continue to provide the Company with a large source of relatively stable funds.  Core deposits as a percentage of total deposits averaged approximately 77% at September 30, 2011, 71% at December 31, 2010 and 75% at September 30, 2010.  Time deposits of $100,000 or more represented 22.7% of total deposits at September 30, 2011, 25.4% at December 31, 2010 and 25.1% at September 30, 2010.  The Company’s larger-denomination time deposits are generally garnered from customers within the local market areas of its Banks, and therefore may have a greater degree of stability than is typically associated with this source of funds at other financial institutions.  The permanent increase of the maximum FDIC insurance amount from $100,000 to $250,000 may also provide stability to time deposits that exceed $100,000 but are less than $250,000.

Borrowings

The Company’s borrowings are typically comprised of federal funds purchased, securities sold under repurchase agreements, and short-term advances from the FHLB.  At September 30, 2011 borrowings totaled $10,664,000, compared to $10,362,000 at December 31, 2010 and $12,856,000 at September 30, 2010, all of which were comprised of securities sold under repurchase agreements.  Federal funds purchased and short-term FHLB advances are used primarily for the immediate cash needs of the Company.

LIQUIDITY

Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by increased loan demand and withdrawals from deposit accounts.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold, and securities available for sale.  In addition, the Company (through the Banks) has the ability to borrow funds on a short-term basis from the Federal Reserve System and to purchase federal funds from other financial institutions.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short-term and long-term funds on a secured basis.  At September 30, 2011, The Peoples National Bank had total borrowing capacity from the FHLB equal to $64,590,000, all of which was unused.  Bank of Anderson, N.A. had total borrowing capacity from the FHLB equal to $29,280,000, all of which was unused at September 30, 2011.  Seneca National Bank had established secured lines of credit with the FHLB at September 30, 2011 of $11,600,000, all of which was unused.  At September 30, 2011, the Banks also had unused federal funds lines of credit with various correspondent banks totaling $22,000,000.

Peoples Bancorporation, Inc., the parent holding company, has limited liquidity needs outside those of its subsidiaries, and requires funds to pay limited operating expenses and dividends.  The parent company’s liquidity needs are fulfilled through management fees assessed to each subsidiary bank and from dividends passed up to the parent company from the Banks.

During the first nine months of 2011, the Company made capital expenditures of approximately $225,000 related to equipment and software upgrades.  The Company makes capital expenditures in the normal course of business.

Company management believes its liquidity sources are adequate to meet its operating needs and is not aware of any trends that may result in the Company’s liquidity materially increasing or decreasing.

OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At September 30, 2011, the Banks had issued commitments to extend credit of $70,301,000 through various types of arrangements.  The commitments generally expire within one year.  Past experience indicates that many of these commitments to extend credit will expire not fully used.  As described under “Liquidity,” the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Banks also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the Bank’s customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $1,807,000 at September 30, 2011.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the standby letters of credit.  The Company believes that the risk of loss associated with standby letters of credit is comparable to the risk of loss associated with its loan portfolio.

Neither the Company nor the Banks are involved in any other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

RECENT REGULATORY DEVELOPMENTS

On October 15, 2008, Bank of Anderson, N.A. entered into a Formal Agreement with its primary regulator, the OCC.  The Agreement was based on the findings of the OCC during their on-site examination of the Bank that commenced on April 28, 2008.  On August 16, 2010, The Peoples National Bank entered into a Formal Agreement with the OCC based on the findings of its on-site examination of the Bank that commenced on March 15, 2010.  The Agreements require the establishment of certain plans and programs within various time periods and seek to enhance the Banks’ existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, funds management and strategic and profitability planning.  Specifically, under the terms of the Agreements the Banks are required to (i) appoint Compliance Committees that are responsible for monitoring and coordinating the Banks’ adherence to the provisions of the Agreements, (ii) develop, implement, and thereafter ensure the Banks’ adherence to a written program to improve the Banks’ loan portfolio management, (iii) adopt, implement, and thereafter ensure adherence to written policies and procedures for maintaining an adequate Allowance for Loan and Lease Loss in accordance with generally accepted accounting principles, (iv) take immediate and continuing action to protect the Banks’ interests in assets criticized by the OCC or by internal or external loan review professionals, (v) develop, implement, and thereafter adhere to written programs to improve construction loan underwriting standards, (vi) adopt, implement, and thereafter ensure adherence to written asset diversification programs consistent with OCC Banking Circular 255, (vii) adopt, implement, and thereafter ensure adherence to written strategic plans covering a period of at least three years, (viii) develop, implement, and thereafter ensure adherence to a three-year capital plan, (ix) develop, implement, and thereafter ensure adherence to written profit plans to improve and sustain the earnings of the Banks, (x) ensure levels of liquidity are sufficient to sustain the Banks’ current operations and to withstand any anticipated or extraordinary demand against their funding bases, and (xi) obtain prior written determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits.  The Banks are required to submit reports quarterly on the progress made to comply with each article within the Agreements.

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

Peoples Bancorporation, Inc. is a registered bank holding company that owns and controls The Peoples National Bank, Bank of Anderson, N.A., and Seneca National Bank.   Accordingly, the Company is expected to fully utilize its financial and managerial resources to serve as a source of strength to the Banks and to take steps necessary to ensure the Banks comply with any supervisory actions taken by the Banks’ primary federal regulator, the OCC.

CAPITAL ADEQUACY AND RESOURCES

The capital needs of the Company have been met through the retention of earnings and from the proceeds of prior stock offerings.

The Company and the Banks are required to maintain certain capital ratios by federal banking regulators.  The following table sets forth the capital ratios for the Company and the Banks as of September 30, 2011:

CAPITAL RATIOS
(Dollars in thousands)

			Well		Adequately
			Capitalized		Capitalized
	Actual		Requirement		Requirement
Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital	$53,168	15.43%	N/A	N/A	$27,566	8.00%
Tier 1 Risk-based Capital	48,830	14.17	N/A	N/A	13,784	4.00
Leverage Ratio	48,830	9.01	N/A	N/A	21,678	4.00

The Peoples National Bank (1):
Total Risk-based Capital	$32,199	14.98%	$21,523	10.00%	$17,219	8.00%
Tier 1 Risk-based Capital	29,473	13.69	12,917	6.00	8,612	4.00
Leverage Ratio	29,473	9.23	15,966	5.00	12,773	4.00

Bank of Anderson, N. A. (1):
Total Risk-based Capital	$13,043	16.41%	$7,948	10.00%	$6,359	8.00%
Tier 1 Risk-based Capital	12,045	15.16	4,767	6.00	3,178	4.00
Leverage Ratio	12,045	8.40	7,170	5.00	5,736	4.00

Seneca National Bank (1):
Total Risk-based Capital	$7,222	14.75%	$4,896	10.00%	$3,917	8.00%
Tier 1 Risk-based Capital	6,608	13.50	2,937	6.00	1,958	4.00
Leverage Ratio	6,608	8.72	3,789	5.00	3,031	4.00

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.   Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.  Each of the Banks exceeded these required capital levels at September 30, 2011.

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

Each of the Banks has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position.  Accordingly, the Banks also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Bank’s short-term interest-rate risk.  According to the model, as of September 30, 2011 the Company was positioned so that net interest income would increase $414,000 over the next twelve months if market interest rates were to suddenly rise by 100 basis points at the beginning of the same period.  Conversely, net interest income would decline by $230,000 over the next twelve months if interest rates were to suddenly decline by 100 basis points at the beginning of the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all actions that the Company and its customers could undertake in response to changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 6.                 Exhibits

     Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORPORATION, INC.

Dated: November 09, 2011	By:	/s/ L. Andrew Westbrook, III
L. Andrew Westbrook, III
President & Chief Executive Officer

Dated: November 09, 2011	By:	/s/ Robert E. Dye, Jr.
Robert E. Dye, Jr.
Senior Vice President & Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) / 15d-14(a) Certifications
31.2	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
101	Interactive Data File