Form 10-K
period 2011-12-31
PEOPLES BANCORPORATION INC /SC/
filed 2012-03-01
CIK 885542

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Yes [   ]      No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes [ X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”   “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]                 Accelerated filer [   ]                Non-accelerated filer [    ]                 Smaller reporting company [ X]
                                                                                              (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (5,079,741 shares) on June 30, 2011, the last day of the Registrant’s most recently completed second fiscal quarter, was approximately $7,670,409.  The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (5,125,706 shares) on February 23, 2012 was approximately $22,553,000.  For the purpose of this determination, officers, directors and holders of 5% or more of the Registrant’s common stock are considered affiliates of the Registrant.

The number of shares outstanding of the Registrant’s common stock, as of February 1, 2012:  7,039,263 shares of $1.11 par value common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None

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

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;
•	lack of sustained growth in the economies of the Company's market areas;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	the effect of credit rating downgrades on the value of investment securities issued or guaranteed by various government and government agencies, including the United States of America.
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

The Banks compete with several large national banks, which dominate the commercial banking industry in their service areas and in South Carolina generally.  In addition, the Banks compete with other community banks, savings institutions and credit unions.  In Pickens County, there are thirty-two competitor bank offices, one savings institution offices, and one credit union office.  In Anderson County there are fifty-nine competitor bank offices, no savings institution offices, and four credit union offices.  In Oconee County, there are twenty-one competitor bank offices, four savings institution offices, and one credit union office. In Greenville County there are one hundred fifty-seven competitor bank offices, six savings institution offices, and eight credit union offices. The Peoples National Bank had approximately 12.7% of the deposits of Federal Deposit Insurance Corporation (“FDIC”)-insured institutions in Pickens County and 0.4% in Greenville County. The Peoples National Bank and Bank of Anderson, combined, had approximately 7.9% of the deposits of FDIC-insured institutions in Anderson County.  Seneca National Bank had approximately 7.8% of the deposits of FDIC-insured institutions in Oconee County.  The foregoing information is as of June 30, 2011, the most recent date for which such information is available from the FDIC.

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

The extent to which other types of financial institutions compete with commercial banks has increased significantly over the years as a result of federal and state legislation that has, in several respects, deregulated financial institutions.  The full impact of existing legislation and subsequent laws that deregulate or regulate the financial services industry cannot be fully assessed or predicted.

Recent Developments

On December 19, 2011, Peoples Bancorporation, Inc. (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCBT Financial Corporation ("SCBT"). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge (the "Merger") with and into SCBT, with SCBT continuing as the surviving corporation (the "Surviving Corporation").

Subject to the terms and conditions set forth in the Merger Agreement, which has been approved by the board of directors of each of SCBT and the Company, at the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive 0.1413 (the "Exchange Ratio") of a share of common stock of SCBT ("SCBT Common Stock"), subject to the payment of cash in lieu of fractional shares and further subject to certain adjustments set forth in the Merger Agreement.

The Merger Agreement contains customary representations and warranties from SCBT and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company's businesses during the interim period between the execution of the Merger Agreement and the Closing, (2) the Company's obligations to facilitate its shareholders' consideration of, and voting upon, the approval of the Merger, (3) the recommendation by the board of directors of the Company in favor of the approval by its shareholders of the Merger Agreement and the transactions contemplated thereby, and (4) the Company's non-solicitation obligations relating to alternative business combination transactions.

Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company's shareholders, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the listing on the NASDAQ Global Market of the SCBT Common Stock to be issued in the Merger, and (5) the effectiveness of the registration statement for the SCBT Common Stock to be issued in the Merger. Each party's obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both SCBT and the Company, and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay SCBT a termination fee of $1.5 million.

The forgoing description of the Merger and Merger Agreement dies not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated as Exhibit 10.20 to this Annual Report on Form 10-K.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2011, 2010 and 2009.  This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

	AVERAGE CONSOLIDATED BALANCE SHEETS (dollars in thousands) For the years ended December 31,
	2011	2010	2009
Assets
Cash and Due from Banks	$8,808	$9,257	$12,344

Taxable Securities	106,979	87,071	73,088
Tax-Exempt Securities	64,609	38,029	38,242
Federal Funds Sold	9,746	13,027	5,937

Gross Loans	315,890	359,828	388,359
Less: Allowance for Loan Losses	(7,925)	(8,214)	(7,969)
Net Loans	307,965	351,614	380,390

Other Assets	48,717	49,031	40,138
Total Assets	$546,824	$548,029	$550,139

Liabilities and Shareholders’ Equity
Noninterest-bearing Deposits	$51,425	$48,881	$46,320
Interest-bearing Deposits:
Interest Checking	72,795	63,684	62,622
Savings Deposits	11,270	10,659	10,327
Money Market	87,112	83,507	52,707
Certificates of Deposit	214,608	232,828	249,556
Individual Retirement Accounts	38,853	36,221	31,991
Total Interest-bearing Deposits	424,638	426,899	407,203

Short-term Borrowings	11,616	13,994	37,547
Notes Payable - Other	167	-	3,385
Other Liabilities	4,065	4,278	4,605
Total Liabilities	491,911	494,052	499,060

Preferred Stock	12,878	12,745	8,754
Common Stock	7,781	7,773	7,808
Additional Paid-in Capital	41,715	41,675	41,691
Retained Earnings (Deficit)	(7,461)	(8,216)	(7,174)
Total Shareholders’ Equity	54,913	53,977	51,079

Total Liabilities and Shareholders’ Equity	$546,824	$548,029	$550,139

The following is a presentation of an analysis of the net interest income of the Company for the years ended December 31, 2011, 2010 and 2009 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities:

	Year Ended December 31, 2011 (dollars in thousands)
Assets	Average Amount	Interest Earned/Paid	Average Yield/Rate

Interest-bearing Deposits at Other Banks	$-	$-	0.00%

Securities – Taxable	106,979	3,999	3.74%
Tax-Exempt	64,609	2,387	5.60	%(1)

Federal Funds Sold	9,746	23	0.24%

Gross Loans (2)	315,890	18,508	5.86%

Total Earning Assets	$497,224	$24,917	5.26	%(1)

Liabilities
Interest Checking	$72,795	$524	0.72%
Savings Deposits	11,270	25	0.22%
Money Market	87,112	760	0.87%
Certificates of Deposit	214,608	3,228	1.50%
Individual Retirement Accounts	38,853	728	1.87%
	424,638	5,265

Short-term Borrowings	11,783	76	0.64%
Long-term Borrowings	-	-	0.00%

Total Interest-bearing Liabilities	$436,421	$5,341	1.22%

Excess of Interest-earning Assets over Interest-bearing Liabilities	$60,803
Net Interest Income		$19,576
Interest Rate Spread			4.04	%(1)
Net Yield on Earning Assets (3)			4.18	%(1)

(1) Includes a tax-equivalent adjustment of $1,230 to reflect the federal tax benefit of the tax-exempt securities using a federal tax rate of 34%.

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

	Year Ended December 31, 2011 compared to 2010 (dollars in thousands)

	Change in Volume	Change in Rate	Total Change

Interest earned on:
Interest-bearing Deposits at Other Banks	$(1)	$(1)	$(2)
Securities
Taxable	764	(195)	569
Tax-Exempt (1)	995	(49)	946
Federal Funds Sold	(9)	(6)	(15)
Gross Loans (2)	(2,590)	(243)	(2,833)

Total Interest Income	(841)	(494)	(1,335)

Interest paid on:
Interest Checking	71	(77)	(6)
Savings Deposits	2	(9)	(7)
Money Market	41	(462)	(421)
Certificates of Deposit	(315)	(994)	(1,309)
Individual Retirement Accounts	57	(227)	(170)
	(144)	(1769)	(1,913)
Short-term Borrowings	(15)	(4)	(19)
Notes Payable - Other	-	-	-

Total Interest Expense	(159)	(1773)	(1,932)

Change in Net Interest Income	$(682)	$1,279	$597

(1) Tax-exempt income is shown on an actual, rather than taxable equivalent, basis.
(2) For purposes of these analyses, non-accruing loans are included in the average balances.  Loan fees included in interest earned are not material to the presentation.

As reflected in the table above, less interest was earned during 2011 compared to 2010 due to lower rates and decreased volume of loans and other earning assets, partially offset by increased volume of investment securities.  Interest expense was also lower in 2011 compared to 2010 due primarily to lower market rates and a decrease in interest bearing liabilities.  The net effect of these differences was an overall increase in the Company’s net interest income.

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

(1) ) Tax-exempt income is shown on an actual, rather than taxable equivalent, basis
(2) For purposes of these analyses, non-accruing loans are included in the average balances.  Loan fees included in interest earned are not material to the presentation.

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

Types of Loans

Commercial.  Commercial loans are available to various types of businesses such as manufacturing, service industry and professional services and are made on either a secured or an unsecured basis.  When taken collateral usually consists of liens on receivables, equipment, inventories, furniture, fixtures and equipment (“FF&E”), and cash instruments.  Unsecured commercial loans are characteristically short-term in duration and based on the financial strength of the borrowing entity and guarantors and low debt-to-worth ratios. Commercial lending involves significant credit risk because repayment usually depends on the cash flows generated by a borrower’s business, and the debt service capacity of a business can deteriorate as a result of downturns in economic conditions.  To control risk, these loans require more in-depth underwriting of past and future expected cash flows and other indicators of the borrower’s ability to repay on a timely basis.  The borrower must provide at least two years of financial statements and tax returns of the borrower and any guarantors, as well as projections of expected business results of the borrower.  Annual financial statements and tax returns are also required during the life of each loan.  The Company typically advances 75% to 80% of the value of marketable equipment, and 50% to 70% on receivables, inventories and FF&E.  Valuations of the receivables and inventories are required either quarterly or annually.

Residential Real Estate. Residential real estate loans consist mainly of first and second mortgage loans on single family homes, with some multifamily homes.  These real estate loans involve credit risk since the repayment of residential real estate loans is dependent primarily on the income of the borrowers, with real estate serving as a secondary or liquidation source of repayment, which involves the risk of negative changes in the value of the underlying collateral.  The Company does not originate high-risk mortgage loans such as so-called option ARMs and loans with high loan-to-value ratios without requiring the purchaser to obtain private mortgage insurance.

Commercial Real Estate.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  The Company evaluates each borrower on an individual basis and attempts to determine the business risk and credit profile of each borrower.  The Company attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. Generally a borrower is required to have cash flow exceeding 115% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, typically the personal financial statements and tax returns of the principal owners are reviewed, and often their personal guarantees are required.

Construction. Construction loans characteristically consist of the financing of one-to-four family dwellings and some nonfarm, nonresidential real estate for certain builder borrowers or the end-user of the construction project.  The lesser of loan-to-cost and loan-to-value is generally restricted to 80% and permanent financing commitments are usually required prior to the advancement of loan proceeds.  Construction loans generally carry a higher degree of credit risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property.  Specific risks are derived from cost overruns, mismanaged construction, inferior or improper construction techniques, economic changes or downturns during construction, rising interest rates which may prevent the sale of the property, and failure to sell completed projects in a timely manner.  In an attempt to reduce risk associated with construction loans, we require in-depth underwriting to include an analysis of the project cost, plans and marketability of the ending collateral.

Consumer and other.  The Banks make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, existing debt level, past credit history, and the availability and value of collateral.  Interest rates are fixed and terms are commensurate with the use of the funds and collateral provided.  Typically installment loans amortize over periods up to 60 months.  Consumer loans are offered with a single maturity date when a specific source of repayment is available.  Monthly payments of interest and a portion of the principal are typically required on revolving loan products.  Consumer loans are generally considered to have greater credit risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Distribution and Maturities of Loan Portfolio

Management believes the loan portfolio is adequately diversified. The largest component of the loan portfolio continues to be loans secured by real estate located primarily in the Upstate area of South Carolina, including certain commercial and industrial loans secured by real estate, mortgage loans, and construction loans.  These loans represent $256,364,000 or 89.5% of total loans at December 31, 2011, compared to $305,262,000 or 89.6% at December 31, 2010.  There are no foreign loans and few if any agricultural loans.  The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at year-end for 2011, 2010, 2009, 2008 and 2007.

	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$23,973	8%	$28,362	8%	$29,240	8%	$43,451	11%	$47,885	11%
Real Estate:
Residential real estate	99,031	34%	106,759	31%	107,942	29%	124,445	31%	108,161	26%
Commercial real estate	154,647	54%	192,351	57%	212,812	57%	111,844	28%	107,531	26%
Construction	2,686	2%	6,152	2%	14,458	4%	104,390	26%	138,926	33%
Consumer and other	6,107	2%	7,089	2%	9,122	2%	14,581	4%	16,495	4%
Total Loans	$286,444	100%	$340,713	100%	$373,574	100%	$398,711	100%	$418,998	100%
Allowance for loan losses	(6,846)		(7,919)		(7,431)		(9,217)		(4,310)
Net Loans	$279,598		$332,794		$366,143		$389,494		$414,688

The following is a presentation of maturities of loans as of December 31, 2011:

	Loan Maturity and Interest Sensitivity (dollars in thousands)

Type of Loans	Due in 1 Year or less	Due After 1 Year up to 5 years	Due after 5 years	Total

Commercial	$10,721	$9,817	$3,435	$23,973
Real Estate	69,120	124,649	62,595	256,364
Consumer and other	3,154	2,873	80	6,107
Total	$82,995	$137,339	$66,110	$286,444

All loans are recorded according to contractual terms, and demand loans, overdrafts, and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2011, the amount of loans due after one year with predetermined interest rates totaled approximately $112,820,000, while the amount of loans due after one year with variable or floating interest rates totaled approximately $90,629,000.

Non-Performing Loans and Real Estate Acquired in Settlement of Loans

The following table presents information on non-performing loans and real estate acquired in settlement of loans:

December 31,
(dollars in thousands)

Non-performing Assets	2011	2010	2009	2008	2007

Non-performing loans:
Non-accrual loans	$8,637	$15,734	$14,881	$16,950	$7,505
Past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	8,637	15,734	14,881	16,950	7,505
Assets acquired in settlement of loans	15,103	13,344	11,490	5,428	1,023
Total non-performing assets	$23,740	$29,078	$26,371	$22,378	$8,528

Non-performing Assets	2011	2010	2009	2008	2007

Non-performing assets as a percentage of loans and real estate acquired in settlement of loans	7.87%	8.21%	6.85%	5.54%	2.03%
Allowance for loan losses as a percentage of non- performing loans	79%	50%	50%	54%	57%

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

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $493,000 for the year ended December 31, 2011.  The interest on those loans that was included in net income for 2011 amounts to $555,000.

At December 31, 2011, there was $8,637,000 of non-accruing loans. The overall decrease in non-accruing loans since 2008 is due to the payoff or transfer of these loans into Other Real Estate Owned. For some of these non-accruing loans, management does not currently expect any loss of principal.  Where principal losses are expected, these loans have already been written down by the expected amount of the loss.  Furthermore, management believes that the Company’s allowance for loan losses is adequate to absorb any unidentified probable losses.  At December 31, 2011, 92.5% of the Company’s non-accruing loans were secured by real estate.

At December 31, 2011, the Company held $15,103,000 in assets acquired in settlement of loans.  This compares to $13,344,000 at December 31, 2010.  During 2011 real estate was obtained from thirty-two loan relationships through foreclosure or deeds in lieu of foreclosure, and forty-two properties were sold in 2011.  The following table summarizes changes in assets acquired in settlement of loans during the periods noted:

	For the years ended
	December 31,
	2011	2010
BALANCE, BEGINNING OF YEAR	$13,344	$11,490
Additions - foreclosures	8,078	9,943
Sales	(4,122)	(7,017)
Write downs	(2,197)	(522)
Valuation reserve	-	(550)
BALANCE, END OF YEAR	$15,103	$13,344

The Banks use third-party appraisers to determine the fair value of collateral dependent loans.  The Company’s current loan appraisal policy requires the Banks to obtain updated appraisals or evaluations on an annual basis.  These documents are also reviewed for compliance with banking regulations.  If any adjustments are needed, reductions are made to include projected market expenses to liquidate the collateral.  Due to the timeliness of the appraisal process,  no additional considerations for outdated appraisals are taken into account in determining the allowance for loans losses.

As of December 31, 2011, assets acquired in settlement of loans consisted of construction and land lots valued at $9,443,000, residential real estate valued at $3,817,000, and commercial real estate valued at $1,843,000.  These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time.  Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and with the continued downturn trend in third party values.

Potential Problem Loans

As of December 31, 2011, there were no potential problem loans classified for regulatory purposes as doubtful, substandard or special mention that are not included in non-accruing loans, which (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources of the Company, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.  As of December 31, 2011, management had identified $29,688,000 of performing loans where information about the borrowers or other characteristics of the loans indicated an increased risk of non-performance justifying increased management attention.

Impaired Loans

The Company uses practical methods to measure loan impairment as permitted by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). A loan is impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.  A loan is also impaired when its original terms are modified in a troubled debt restructuring.  The FASB ASC requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the underlying collateral values as defined in the pronouncement. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.  Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries on any amounts previously charged-off. Further cash receipts are applied to interest income, to the extent that any interest has been foregone. Impaired loans totaled approximately $9,395,000 at December 31, 2011 and $15,619,000 at December 31, 2010.    See also Item 8 – Financial Statements and Supplementary Data – Note 1 – “Summary of Significant Accounting Policies and Activities – Allowance for Loan Losses” and Note 4 – “Loans.”

Impaired Loan Analysis (dollar amounts in thousands):

	2011			2010			2009			2008			2007
	Outstanding		Amount	Outstanding		Amount	Outstanding		Amount	Outstanding		Amount	Outstanding		Amount
	#	Amount	Charged-off	#	Amount	Charged-off	#	Amount	Charged-off	#	Amount	Charged-off	#	Amount	Charged-off
Type of Loans
Commercial	1	$78	$-	2	$483	$-	2	$70	$-	-	$-	$-	1	$30	$-
Real estate	41	9,278	4,117	55	15,111	3.058	36	14,667	4,082	20	16,659	7,092	7	1,964	95
Consumer and other	4	39	58	1	25	-	2	9	10	1	12	10	2	30	15
Total	46	$9,395	$4,175	58	$15,619	$3,058	40	$14,746	$4,092	21	$16,671	$7,102	10	$2,024	$110

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

At December 31, 2011 the principal balance of troubled debt restructurings totaled $3,808,000 representing eighteen loans, of which fourteen were in non accrual status.  At December 31, 2010 the principal balance of troubled debt restructurings totaled $1,686,000 representing five loans, all of which were in non-accrual status. At December 31, 2009 the principal balance of troubled debt restructurings totaled $2,558,000 representing seven loans, of which three were in non-accrual status. At December 31, 2008 the principal balance of troubled debt restructurings totaled $477,000 representing one loan, which was not in non-accrual status. At December 31, 2007 the principal balance of troubled debt restructurings totaled $412,000 representing two loans, of which none were in nonaccrual status.

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

At December 31, 2011, the allowance for loan losses was $6,846,000 or 2.39% of gross outstanding loans, compared to $7,919,000 or 2.32% of gross outstanding loans at December 31, 2010.  During 2011, the Company experienced net charge-offs of $4,176,000, or 1.32% of average loans, compared to net charge-offs of $6,137,000, or 1.71% of average loans during 2010.  The Company’s provision for loan losses was $3,103,000 in 2011 compared to $6,625,000 in 2010.

Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets.  When increases in the overall level of non-performing and potential problem loans accelerates from the historical trend, management tends to adjust the methodology for determining the allowance for loan losses, which results in increases in the provision and the allowance for loan losses.  This typically decreases net income.

The following table summarizes the allowance for loan loss balances of the Company at the beginning and end of each period, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance, which have been charged to expense.

Analysis of Allowance for Loan Losses (dollars in thousands)	Year ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$7,919	$7,431	$9,217	$4,310	$4,070
Provision charged to expense	3,103	6,625	4,958	13,820	900
Charge-offs	(4,293)	(6,572)	(6,989)	(9,037)	(706)
Recoveries	117	435	245	124	46
Balance as end of period	$6,846	$7,919	$7,431	$9,217	$4,310

The following table sets forth ratios of net charge-offs and the allowance for loan losses to the items stated:

Asset Quality Ratios:

	Year Ended December 31,
	2011	2010	2009	2008	2007

Net charge-offs to average loans outstanding during the year	1.32%	1.71%	1.74%	2.14%	0.17%
Net charge-offs to total loans outstanding at end of year	1.46%	1.80%	1.81%	2.24%	0.16%
Allowance for loan losses to average loans	2.17%	2.20%	1.91%	2.21%	1.12%
Allowance for loan losses to total loans at end of year	2.39%	2.32%	1.99%	2.31%	1.03%
Net charge-offs to allowance for loan losses at end of year	61.00%	77.50%	90.75%	96.70%	15.31%
Net charge-offs to provision for loan losses	134.58%	92.63%	136.02%	64.49%	73.33%

Allowance for Loan Losses Allocation
     As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Commercial Construction	Consumer and Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$513	$1,086	$5,628	$527	$165	$7,919
Charge-offs	20	496	3,382	325	70	4,293
Recoveries	22	7	9	-	79	117
Net charge-offs	(2)	489	3,373	325	(9)	4,176
Provision	305	475	1,972	170	181	3,103
Allowance for loans losses, end of period	$820	$1,072	$4,227	$372	$355	$6,846

Specific Reserves:
Impaired Loans	$41	$118	$10	$-	$22	$170
General Reserve	779	954	4,217	372	333	6,676
Total	$820	$1,072	$4,227	$372	$355	$6,846

Loans individually evaluated for impairment	$78	$442	$8,359	$478	$38	$9,395
Loans collectively evaluated for impairment	23,895	98,589	146,288	2,208	6,069	277,049
Total	$23,973	$99,031	$154,647	$2,686	$6,107	$286,444

The following table reflects charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,
	2011		2010		2009		2008		2007
	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries
Commercial	$20	$22	$1,866	$329	$459	$36	$1,360	$42	$298	$9
Residential real estate	496	7	1,160	77	2 066	166	3,028	68	210	10
Commercial real estate	3,382	9	938	6	854	18	1,926	5	-	7
Commercial Construction	325	-	2,589	5	3 514	19	2,651	-	110	7
Consumer and other	70	79	19	18	96	6	72	9	88	13
Total	$4,293	$117	$6,572	$435	$6,989	$245	$9,037	$124	$706	$46

The following table summarizes the allowance for loan loss balances of the Company at the end of each period by loan category.

Allocation of Allowance for Loan Losses
(Dollars in thousands)	Amount	% of Loans in each Loan Group	Amount	% of Loans in each Loan Group	Amount	% of Loans in each Loan Group	Amount	% of Loans in each Loan Group	Amount	% of Loans in each Loan Group
Balance at end of period applicable to:	2011		2010		2009		2008		2007

Commercial	$820	12%	$513	6%	$527	7%	$747	8%	$1,368	32%
Residential real estate	1,072	16%	1,086	14%	1,136	15%	938	10%	969	22%
Commercial real estate	4,227	62%	5,628	71%	5,314	72%	5,500	60%	1,102	26%
Commercial construction	372	5%	527	7%	15	0%	996	11%	176	4%
Consumer and other	355	5%	165	2%	439	6%	1,036	11%	695	16%
Total	$6,846	100%	$7,919	100%	$7,431	100%	$9,217	100%	$4,310	100%

The allowance for loan losses is available to absorb future loan charge-offs in the entire loan portfolio.  The allowance for loan losses is increased by direct charges to operating expense through the provision for loan losses.  Losses on loans are charged against the allowance in the period in which management determines it is more likely than not that the full amounts of such loans have become uncollectible.  Recoveries of previously charged-off loans are credited back to the allowance.

Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 2011.  In the opinion of management, there are no material risks or significant loan concentrations, other than loans secured by real estate, in the present portfolio.  The allowance for loan losses uses the Company’s procedures and methods which include the following risk factors, though not intended to be an all inclusive list:

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

The local economy continues to struggle. The housing market, including construction and development projects, has demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. The Company continues to diligently assess its risk, particularly in the real estate market.  The Company’s special assets department has been proactive in foreclosure actions and sales in 2011.  These actions should decrease the Company’s non-performing assets levels.

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

The following table summarizes the amortized cost and market values of investment securities held by the Company at December 31, 2011, 2010 and 2009.

	Securities Portfolio Composition (dollars in thousands)
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

TRADING ASSETS
Other Securities	$160	$160	$76	$76	$128	$128

AVAILABLE FOR SALE
Government Sponsored Enterprises	1,379	1,524	1,588	1,726	6,792	7,132
Mortgage Backed Securities	85,996	88,504	95,660	95,906	63,813	66,132
Other Securities	89	89	601	577	604	565
State and Political Subdivisions	98,803	103,001	32,585	32,441	28,950	29,398
Total Available for Sale	186,267	193,118	130,434	130,650	100,159	103,227
HELD TO MATURITY
State and Political Subdivisions	4,530	4,817	7,249	7,375	8,402	8,621

OTHER INVESTMENTS	2,633	2,633	4,319	4,319	4,456	4,456
Total	$193,590	$200,728	$142,078	$142,420	$113,145	$116,432

The Company accounts for investments in accordance with ASC Topic 320. Investments classified as available for sale are carried at market value.  Unrealized holding gains or losses are reported as a component of shareholders’ equity net of deferred income taxes in comprehensive income.  Securities classified as held to maturity are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts.  In order to qualify as held to maturity, the Company must have the ability and intent to hold the securities to maturity.  Trading securities are carried at market value.  Unrealized holding gains or losses are recognized in income.

At December 31, 2011 the Company’s total investment portfolio classified as available for sale had a book value of $186,267,000 and a market value of $193,118,000 for a net unrealized gain of $6,851,000.  The changes in the market valuation of the investment portfolio were directly related to the changes in market interest rates during the year.  Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.  In cases where the market value is less than book value, the Company has the ability and intent to hold these securities until the value recovers or the securities mature.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2011:

	Securities Maturity Schedule (dollars in thousands)
	Amortized Cost	Weighted Average Yield**

TRADING ASSETS
Other Securities
Greater than 10 Years	$160	0.00%

AVAILABLE FOR SALE
Government sponsored enterprises, mortgage backed securities and other securities:
0-1 Years	$3,113	5.15%
1-5 Years	59,670	4.29%
5-10 Years	8,176	4.36%
Greater than 10 Years	16,505	3.66%
	87,464	4.28%
State and political subdivisions:
0-1 Years	315	6.64%*
1-5 Years	1,297	5.82%*
5-10 Years	17,475	5.84%*
Greater than 10 Years	79,716	6.10%*
	98,803	6.06%*

	Securities Maturity Schedule (dollars in thousands)
	Amortized Cost	Weighted Average Yield**

Other investments
No contractual maturity	2,633	n/a
Total	$188,900	5.22	%*

HELD TO MATURITY
State and political subdivisions:
0-1 Year	$750	5.04	%*
1-5 Years	1,498	4.69	%*
5-10 Years	1,740	5.89	%*
Greater than 10 Years	542	7.30	%*
Total	$4,530	5.70	%*

*   Yield adjusted to a fully taxable equivalent basis using a federal tax rate of 34%.
** Weighted average yields on available for sale securities are based on amortized cost.

DEPOSITS

The Company offers a full range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, negotiable orders of withdrawal (“NOW”) accounts, public funds accounts, money market accounts, individual retirement accounts, including Keogh plans with stated maturities, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options.  The primary sources of deposits are residents, businesses and employees of businesses within the Company’s market areas obtained through the personal solicitation of the Company’s officers and directors, direct mail solicitations and advertisements published in the local media.  From time to time the Company garners deposits from sources outside of its normal trade areas through the internet or through brokers.  These deposits are short-term in nature and are used to manage the Company’s short-term liquidity position.  These internet deposits and brokered deposits are sometimes considered to be more volatile than deposits acquired in the local market areas.  There were no internet deposits at December 31, 2011 or December 31, 2010.  There were $32,444,000 and $43,194,000 of brokered deposits at December 31, 2011 and December 31, 2010, respectively.  Traditional brokered time deposits booked through the Depository Trust Company decreased $1,591,000 or 6.3% from $25,121,000 at December 31, 2010 to $23,530,000 at December 31, 2011.  Brokered time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) decreased $9,159,000 or 50.7% from $18,073,000 at December 31, 2010 to $8,914,000 at December 31, 2011.  All of the Company’s deposits under the CDARS program are retail in nature and originate from the Banks’ customer bases.  The Company considers these brokered funds to be an attractive alternative funding source available for use while it continues efforts to maintain and grow its local deposit base.

The Company pays competitive interest rates on checking, savings, money market, time and individual retirement accounts.  In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks’ market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and the like.

The Company’s average deposits in 2011 were $476,063,000 compared to $475,780,000 the prior year, an increase of $283,000 or 0.06%.  In 2011 the average noninterest-bearing deposits increased approximately $2,544,000 or 5.2%, average interest-bearing checking accounts decreased $9,111,000 or 14.3%, average savings accounts increased $611,000 or 5.7%, average money market accounts increased $3,605,000 or 4.3%, average certificates of deposit decreased $18,220,000 or 7.8%, and individual retirement accounts increased $2,632,000 or 7.3%.  Competition for deposit accounts is primarily based on the interest rates paid, service charge structure, location convenience and other services offered.

The following table presents, for the years ended December 31, 2011, 2010 and 2009, the average amount of, and average rate paid on, each of the following deposit categories:

Deposit Category	Average Amount (dollars in thousands)			Average Rate Paid
	2011	2010	2009	2011	2010	2009
Noninterest-bearing Deposits	$51,425	$48,881	$46,320	-	-	-
Interest-bearing Deposits
Interest Checking	72,795	63,684	62,622	0.72%	0.83%	0.75%
Savings Deposits	11,270	10,659	10,327	0.22%	0.30%	0.46%
Money Market	87,112	83,507	52,707	0.87%	1.41%	2.14%
Certificates of Deposit	214,608	232,828	249,556	1.50%	1.95%	2.89%
Individual Retirement Accounts	38,843	36,221	31,991	1.87%	2.48%	3.32%

The Company’s core deposit base consists of consumer time deposits less than $100,000, savings accounts, NOW accounts, money market accounts and checking accounts.  Although such core deposits are becoming increasingly interest-sensitive for both the Company and the industry as a whole, such core deposits still continue to provide the Company with a large and stable source of funds.  Core deposits as a percentage of average total deposits averaged approximately 77% in 2011 and 71% in 2010.  The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more, excluding IRAs, and respective maturities as of December 31, 2011:

Time Certificates of Deposit (dollars in thousands)
3 months or less	$23,880
4-6 months	15,096
7-12 months	24,453
Over 12 months	23,774
Total	$87,203

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Return on average assets	0.54%	0.07%	0.06%
Return on average total equity	5.36%	0.71%	0.63%
Return on average common equity	5.04%	-1.07%	-0.53%
Average equity to average assets ratio	10.04%	9.85%	9.28%
Dividend payout ratio:
Preferred stock	23.45%	180.63%	120.31%
Common stock	(2)	(2)	(2)
______________________
(1)           Preferred stock was issued in 2009.
(2)           No cash dividends were paid on common stock in 2011, 2010 or 2009.

SHORT-TERM BORROWINGS

The following table summarizes the Company’s short-term borrowings for the years ended December 31, 2011, 2010 and 2009.  These borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature on a one-business-day basis.

Year Ended December 31,	Maximum Outstanding at any Month End	Annual Average Balance	Weighted Average Interest Rate	Year End Balance	Weighted Average Interest Rate at Year End
	(dollars in thousands)
2011:
Federal funds purchased	$-	$-	0.00%	$-	0.00%
Securities sold under repurchase agreements	$15,137	$11,616	0.64%	$10,191	0.44%
Advances from Federal Home Loan Bank	$-	$167	0.60%	$-	0.00%
2010:
Federal funds purchased	$-	$77	0.64%	$-	0.00%
Securities sold under repurchase agreements	$16,572	$13,809	0.68%	$10,362	0.71%
Advances from Federal Home Loan Bank	$2,000	$154	0.38%	$-	0.00%
2009:
Federal funds purchased	$399	$226	0.83%	$399	0.19%
Securities sold under repurchase agreements	$19,671	$16,122	0.53%	$12,785	0.52%
Advances from Federal Home Loan Bank	$49,500	$21,315	0.44%	$-	0.00%

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

Each of the Company’s banking subsidiaries has established an Asset/Liability Management Committee.  These committees use a variety of tools to analyze interest-rate sensitivity, including a static gap presentation and a simulation model.  A static gap presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods.  While the static gap is a widely used measure of interest-rate sensitivity, it is not, in management’s opinion, the best indicator of a company’s true sensitivity position. Accordingly, the Company’s banking subsidiaries also use an earnings simulation model that estimates the variations in interest income under different interest-rate environments to measure and manage the Banks’ short-term interest-rate risk.  According to the model, as of December 31, 2011 the Company was positioned so that net interest income would increase by approximately $1,136,000 over the next twelve months if market interest rates were to rise by 300 basis points at the beginning of the same period.  Conversely, net interest income would decline by approximately $742,000 over the next twelve months if interest rates were to decline by 300 basis points at the beginning of the same period.  Computation of prospective effects of hypothetical interest-rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate all of the actions the Company and its customers could undertake in response to changes in interest rates.

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

LIQUIDITY

Liquidity management involves meeting the cash flow requirements of the Company.  The Company’s liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets.  The Company’s primary liquidity sources include cash and due from banks, federal funds sold and “securities available for sale.”  In addition, the Company (through the Banks) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions.  At December 31, 2011 the Banks in aggregate had unused federal funds lines of credit totaling $22,000,000 with various correspondent banks.  The Banks are also members of the Federal Home Loan Bank System and have the ability to borrow both short- and long-term funds on a secured basis.  At December 31, 2011 the Banks in the aggregate had no long-term borrowings, no short-term borrowings, and $59,302,000 in unused borrowing capacity from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank requires that investment securities, qualifying mortgage loans, and stock of the Federal Home Loan Bank owned by the Banks be pledged to secure any advances from them.  The unused borrowing capacity currently available assumes that the Banks’ $1,556,000 investment in Federal Home Loan Bank stock as well as certain securities and qualifying mortgages would be pledged to secure future borrowings.  Management believes that it could obtain additional borrowing capacity from the Federal Home Loan Bank by identifying additional qualifying collateral that could be pledged.  The Banks also have the ability to borrow funds from the Federal Reserve Bank through the Discount Window.  This short-term borrowing relationship is collateralized by qualifying 1-4 family construction real estate, residential and commercial land, and commercial and industrial loans, aggregating approximately $12,378,000 at December 31, 2011.  The Banks had no Discount Window advances at December 31, 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company, through the operations of the Banks, makes contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers of the Banks at predetermined interest rates for a specified period of time.  At December 31, 2011, unfunded commitments to extend credit were $63,232,000, of which $58,105,000 was at variable rates and $5,127,000 was at fixed rates. These commitments included $1,483,000 of unfunded amounts of construction loans, $46,974,000 of undisbursed amounts of home equity lines of credit, $9,182,000 of unfunded amounts under commercial lines of credit, and $5,593,000 of other commitments to extend credit. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2011 the Banks had issued commitments to extend credit through various types of arrangements, described further in the table below.

December 31, 2011
(dollars in thousands)
Unused Commitments
Lines of credit secured by residential properties	$47,056
Lines of credit secured by commercial properties	1,919
Other unused commitments	14,257
Total	$63,232

The commitments generally expire in one year. Past experience indicates that many of these commitments to extend credit will expire not fully used.  However, as described under LIQUIDITY, the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Banks also issue letters of credit.  A letter of credit is an assurance to a third party that it will not suffer a loss if the Bank’s customer fails to meet his contractual obligation to the third party.  At December 31, 2011, $1,808,000 was committed under letters of credit.  Past experience indicates that many of these letters of credit will expire unused.  However, through its various sources of liquidity, the Company believes that it will have the necessary resources to meet these obligations should the need arise.  Various types of collateral secure most of the letters of credit.  The Company believes that the risk of loss associated with letters of credit is comparable to the risk of loss associated with its loan portfolio.  Moreover, the fair value associated with any letters of credit issued by the Company is immaterial to the Company.

Neither the Company nor its subsidiaries are involved in any other off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  The Company did not have any obligations under non-cancelable operating lease agreements at December 31, 2011.  Refer to Note 12 and Note 13 of the Company’s consolidated financial statements for a discussion of financial instruments with off-balance sheet risk and commitments and contingencies.

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

The Comptroller’s regulations establish the minimum leverage capital ratio (Tier 1 capital to adjusted total assets) requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  For all other national banks, the minimum leverage capital ratio requirement is 4%.  Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case-by-case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist.  Accordingly, the Comptroller has established individual minimum capital ratios for the Company’s three bank subsidiaries. Additionally, two of the Company’s three bank subsidiaries, have entered into formal agreements with the Comptroller for the banks to take various actions with respect to the operations of the banks. For further discussion of the higher individual minimum capital ratios and the formal agreements see footnote 1 to the table below and Item 8 – Financial Statements and Supplementary Data – “NOTE 19 – REGULATORY MATTERS”.

The Company’s and Banks’ capital ratios are presented as follows:

	December 31,
	2011	2010
Peoples Bancorporation, Inc.
Risk-based capital ratio	16.13%	14.12%
Tier 1 capital (to risk weighted assets)	14.87%	12.86%
Tier 1 capital (to adjusted total assets)	9.08%	8.92%

Peoples National Bank (1)
Risk-based capital ratio	15.95%	13.29%
Tier 1 capital (to risk weighted assets)	14.68%	12.03%
Tier 1 capital (to adjusted total assets)	9.48%	8.91%

Bank of Anderson (1)
Risk-based capital ratio	16.70%	15.53%
Tier 1 capital (to risk weighted assets)	15.45%	14.28%
Tier 1 capital (to adjusted total assets)	8.47%	8.33%

Seneca National Bank (1)
Risk-based capital ratio	14.82%	13.71%
Tier 1 capital (to risk weighted assets)	13.56%	12.46%
Tier 1 capital (to adjusted total assets)	8.52%	8.82%

(1) The Comptroller has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.  Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and an 8% leverage ratio.

           See Item 8 – Financial Statements and Supplementary Data, Note 19, for more information about regulatory capital ratios.

PAYMENT OF DIVIDENDS

Payment of dividends by the Company is within the discretion of its Board of Directors subject to certain regulatory requirements, including prior approval by the Federal Reserve. The Company’s primary sources of funds with which to pay dividends to shareholders are the dividends it receives from the Banks.

The directors of a national bank may declare a dividend of so much of the undivided profits of the bank as the directors judge to be expedient, subject to certain limitations.  A national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the Comptroller and any transfers required to be made to a fund for the retirement of any preferred stock, unless the Comptroller approves the declaration and payment of dividends in excess of such amount.  Two of the Banks are subject to formal agreements that require the Comptroller’s prior approval to pay cash dividends.

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

The Company has outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series T and Series W (the “Preferred Stock”), which are owned by the U. S. Treasury pursuant to its Capital Purchase Program.  The Company declared and paid $690,000 in preferred stock dividends to the U.S. Treasury in 2011.  The terms of the Preferred Stock limit the Company’s ability to pay common stock dividends or make repurchases of common stock under certain circumstances.  The Company did not pay any cash dividends to its common shareholders in 2011.

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

The Company and each of the Banks exceeded all applicable capital requirements at December 31, 2011.  The Comptroller currently requires that all three of the Company’s bank subsidiaries maintain the following minimum capital ratios: Tier-1 capital of at least 8% of adjusted total assets, Tier-1 capital of at least 10% of risk-weighted assets, and total risk-based capital of at least 12% of risk-weighted assets.

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

Regulation of the Banks

As national banks, the Banks are subject to supervision by the Comptroller and, to a limited extent, the FDIC, the Federal Reserve and the Bureau of Consumer Financial Protection.  With respect to expansion, the Banks may establish branch offices anywhere in the United States with the prior approval of the Comptroller.  In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking.  The Banks’ loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to; the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Banks are also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

A bank that is "undercapitalized" becomes subject to the prompt corrective action provisions of the FDIA:  restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; prohibiting the acceptance of employee benefit plan deposits; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals.  A bank that is "significantly undercapitalized" is additionally subject to restrictions on compensation paid to senior management of the bank.  A bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank, restrictions on payments of subordinated debt of the bank, and is required to be placed in receivership within 90 days absent certain extensive circumstances.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

An unfortunate consequence of the difficulties that have beset the banking industry since the latter part of 2008 has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  In order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, issued a special one-time assessment of 5 cents per $100 of assessable deposits paid in September, 2009 based on deposits at June 30, 2009, and adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessments through 2012 on December 31, 2009.  The Banks paid FDIC insurance in the amount of $4,814,000 in 2009 and expensed $1,297,000 in 2009.  The Banks expensed $962,258 and $1,095,000 for FDIC insurance in 2011 and 2010, respectively.  See also “--FDIC Insurance Assessments.”

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

The Dodd-Frank Act requires regulatory agencies to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We are in the process of evaluating this legislation and determining the impact it will have on our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the act will have on us, though we are confident it will increase our cost of doing business and the time spent by management on regulatory compliance matters.

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

EMPLOYEES

The Company and the Banks employed 105 full-time and 17 part-time persons as of December 31, 2011.  Management believes that its employee relations are good.

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

ITEM 1 A.                           RISK FACTORS

Merger Risk Factors

On December 19, 2011, the Company and SCBT Financial Corporation (“SCBT”) agreed to a strategic business combination in which the Company will merge with and into SCBT, with SCBT continuing as the surviving corporation (referred to as the “merger”).  Immediately following the merger, each of the Company’s three bank subsidiaries will merge with SCBT, N. A., a wholly-owned bank subsidiary of SCBT, with SCBT, N. A. continuing as the surviving bank (referred to as the ”bank merger”). A special meeting of shareholders will be held in the second quarter of 2012 to vote on this merger.  Following are risks to be considered.

Because the market price of SCBT common stock will fluctuate, our shareholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the merger, each share of our common stock will be converted into 0.1413 of a share of SCBT common stock. The market value of the merger consideration may vary from the closing price of SCBT common stock on the date SCBT announced the merger, on the date that the proxy statement/prospectus is mailed to our shareholders, on the date of the special meeting of our shareholders and on the date the merger is completed and thereafter. Any change in the market price of SCBT common stock prior to the completion of the merger will affect the market value of the merger consideration that the our shareholders will receive upon completion of the merger. Stock price changes may result from a variety of factors that are beyond our control and the control of SCBT, including but not limited to general market and economic conditions, changes in our respective businesses, operations and prospects and regulatory considerations. Therefore, at the time of our special meeting, our shareholders will not know the precise market value of the consideration they will receive at the effective time of the merger.

The market price of SCBT common stock after the merger may be affected by factors different from those affecting the shares of the Company or SCBT currently.

Upon completion of the merger, holders of our common stock will become holders of SCBT common stock. Our business differs from that of SCBT’s, and, accordingly, the results of operations of the combined company and the market price of SCBT common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of the two companies.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.

Before the merger and the bank mergers may be completed, SCBT and the Company must obtain approvals from the Federal Reserve Board, the OCC and the South Carolina State Board of Financial Institutions. Other approvals, waivers or consents from regulators may also be required.  These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of SCBT following the merger.

Combining the two companies may be more difficult, costly, or time consuming than expected.

The Company and SCBT have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated cost savings, will depend, in part, on SCBT’s ability to successfully combine the businesses of the Company and SCBT. To realize these anticipated benefits, after the completion of the merger, SCBT expects to integrate the Company’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect SCBT’s ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on SCBT’s financial results and the value of its common stock. If SCBT experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause SCBT and/or the Company to lose customers or cause customers to remove their accounts from SCBT and/or the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the companies during this transition period and for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

Termination of the merger agreement could negatively impact us.

If the merger agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger.  Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that the Company will be able to find a party willing to pay the equivalent or greater consideration than that which SCBT has agreed to pay in the merger. In addition, if the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by our board of directors, we may be required to pay SCBT a termination fee of $1.5 million.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees by us may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or SCBT. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or SCBT, our Company’s business assumed by SCBT following the merger could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to completion of the merger.

The completion of the merger may trigger change in control provisions in certain agreements to which we are a party.

The completion of the merger may trigger change in control provisions in certain agreements to which we are a party. If the Company or SCBT are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements (including terminating the agreements or seeking monetary penalties). Even if the Company or SCBT is able to obtain waivers, the counterparties may demand a fee for such waivers or seek to renegotiate the agreements on materially less favorable terms than those currently in place.

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

Dramatic declines in the housing market during the prior four years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide, funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

As of December 31, 2011, the Company’s allowance for loan losses was $6,846,000, which represents approximately 2.4% of its total outstanding loans.  The Banks had $8,637,000 in non-accruing loans as of December 31, 2011.  The allowance may not prove sufficient to cover future loan losses.  Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ non-performing or performing loans.  In addition, regulatory agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.  Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases in the allowance may be required in the future if economic conditions should worsen.  Material additions to the Company’s allowance for loan losses would adversely impact our net income and capital.

If our non-performing assets increase, our earnings will suffer.

At December, 31, 2011 non-performing assets (which consist of non-accruing loans, other loans 90-or-more-days delinquent, and assets acquired in settlement of loans) totaled $23,740,000 or 4.3% of total assets, which is a decrease of $5,338,000 or 18.4% compared to non-performing assets at December 31, 2010.  At December 31, 2010 non-performing assets were $29,078,000 or 5.4% of total assets.  Non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or other real estate owned.  We maintain a reserve for probable losses, which is established through a current period charge to earnings allocated to the provision for loan losses.  When appropriate, we also charge down the value of properties in our portfolio of other real estate owned to reflect changing market values.  There are also legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance expense related to our portfolio of other real estate owned.  The resolution of non-performing assets requires the active involvement of management, which can detract from more profitable endeavors.  Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly at that time which will decrease our earnings.

Our business is concentrated in the Upstate area of South Carolina, and as has been the case over the prior four years, a continuing downturn in the economy of the area, a continuing decline in area real estate values or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Upstate area of South Carolina.  As a result, our financial condition and results of operations are likely to be affected by changes in the Upstate economy.  Over the past four years, we have experienced the adverse effects of the economic recession in the form of increased default and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired in settlement of loans.  If the economic downturn and general decline in Upstate area real estate values or other adverse economic conditions continue, we would expect continuing decreases in loan demand, increases in default of loans, and decreases in the value of the collateral securing loans.  The existence of all of these adverse economic conditions has a material adverse effect on our business operations, future prospects, and financial condition.  The longer such adverse economic conditions persist, the greater the negative impact on us will be.

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

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud and theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operations risks, including reputational risks, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunication systems.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant consequences, reputational damage and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.  Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability.  We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate.  The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to customers, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

In particular, we are subject to security, transactional and operation risks relating to the use of technology that could damage our reputation and our business.

We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures, security applications and fraud mitigation applications, designed to prevent or limit the effect of the failure, interruption, fraud attacks or security breach of our information systems, there can be no assurance that any such failures, in interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed.  Furthermore, breaches of any third party technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own.  Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own.   The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our profitability depends upon our net interest income, which is the difference between interest earned on our earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised short-term interest rates seventeen times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.  Beginning in September 2007 the Federal Reserve incrementally decreased short-term interest rates to near zero percent by December 2008, with no subsequent changes in 2009, 2010 or 2011.  Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.

Failure of two of our subsidiary banks to comply with the terms of their formal agreements with the OCC could result in penalties and more stringent enforcement action against that bank.

Two of our three Banks, Bank of Anderson, N. A., and The Peoples National Bank have both entered into formal agreements with the OCC to take various actions required by the OCC.  Failure of the Banks to fully comply with all of the terms of the formal agreements could result in the OCC’s taking more stringent enforcement actions against the Banks, including the imposition of civil money penalties, the imposition of cease-and-desist orders, or under extreme conditions the appointment of a receiver or revocation of the Banks’ charters.  Such actions by the OCC could have a material adverse effect on our financial condition or results of operation.

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

There is no guarantee we will be able to pay cash dividends in the future at any level.

Declaration and payment of dividends are within the discretion of our board of directors, and subject to regulatory requirements imposed by the Federal Reserve.  Our Banks are currently our only source of funds with which to pay cash dividends.  Our Banks’ declaration and payment of future dividends to us are within the discretion of the Banks’ boards of directors, and are dependent upon their earnings, financial condition, their need to retain earnings for use in their businesses and other pertinent factors.  The Banks’ payment of dividends is also subject to various regulatory requirements and the ability of the Banks’ regulators to forbid or limit their payment of dividends. Our ability to pay dividends is also subject to restrictions under the terms of the Purchase Agreement with the U. S. Department of the Treasury relating to its purchase of our preferred stock.

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

None.

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

Bank of Anderson owns a 0.99-acre lot, without improvements, on Highway 81 North in Anderson County, South Carolina for the purpose of building an additional branch facility in the future.

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

ITEM 3.                                LEGAL PROCEEDINGS

On January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064. The Complaint names as defendants the Company, the current members of the Company’s board of directors, who are referred to as the director defendants, and SCBT. The Complaint is brought on behalf of a putative class of shareholders of the Company’s common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that the director defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the proposed merger with SCBT and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint further alleges that the director defendants breached their fiduciary duties to the Company’s shareholders by improperly securing for themselves certain benefits not shared equally by the Company’s shareholders and by approving certain terms and conditions in the merger agreement that may be adverse to potential alternate acquirers of the Company. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs’ attorneys’ and experts’ fees. Each of the Company and SCBT believes that the claims asserted in the Complaint are without merit.

The Company is subject to other various legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management based on consultation with external legal counsel, the outcome of any currently pending litigation is not expected to materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.                                MINE SAFETY DISCLOSURES

  Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded over the counter.  Quotations of bid and ask information are provided electronically by the OTC Bulletin Board under the symbol “PBCE.OB.”  The reported high and low bid prices for each quarter of 2011 and 2010 are shown in the following table.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  There is not an active trading market for our common stock.

Quarter Ended	Low	High
March 31, 2010	$1.75	$2.90
June 30, 2010	$1.75	$2.76
September 30, 2010	$1.35	$1.89
December 31, 2010	$1.12	$1.85
March 31, 2011	$1.25	$1.72
June 30, 2011	$1.05	$2.00
September 30, 2011	$1.50	$1.65
December 31, 2011	$1.00	$4.00

As of February 13, 2012, the number of holders of record of the Company’s common stock was 942 and the number of issued and outstanding shares was 7,039,263.

During 2011 the Company paid dividends of $690,000 on its preferred stock to the U.S. Treasury.  The Company paid no cash dividends to its common shareholders in 2011 or 2010.  Prior to 2009, cash dividends were paid to common shareholders at the discretion of the Board of Directors.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Other than as reported in a previously filed Form 10-Q or Form 8-K, the Company did not sell any equity securities during the years ended December 31, 2011 and 2010 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any “affiliated purchaser” as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company’s equity securities that are registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2011.  Accordingly, no disclosure is required pursuant to 17 C.F.R. §229.703.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by 17 C.F.R. 229.201(d) is set forth under Item 12.

ITEM 6.                                SELECTED FINANCIAL DATA

	FIVE-YEAR FINANCIAL SUMMARY (All amounts, except per share data, in thousands)
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Net interest income	$19,576	$18,979	$17,895	$16,634	$18,924
Provision for loan losses	3,103	6,625	4,958	13,820	900
Other operating income	4,208	4,876	3,701	732	3,842
Other operating expenses	17,437	17,516	17,007	17,106	15,966
Net income (loss)	2,943	383	320	(8,376)	4,343
Net income (loss) available to common shareholders	2,119	(440)	(224)	(8,376)	4,343

PER COMMON SHARE DATA (1)
Net income (loss) per common share -
Basic	$0.30	$(0.06)	$(0.03)	$(1.19)	$0.59
Diluted	0.30	(0.06)	(0.03)	(1.19)	0.59
Cash dividends declared	0.00	0.00	0.00	0.15	0.20

BALANCE SHEET DATA
Total assets	$549,702	$541,070	$556,601	$559,875	$558,443
Total deposits	476,453	474,754	484,996	445,369	417,621
Total loans (net)	279,598	332,794	366,143	389,494	414,688
Investment securities	200,441	142,294	116,213	112,247	102,693
Total earning assets	503,261	490,696	502,222	520,908	523,597
Shareholders’ equity	58,985	52,298	54,443	41,512	50,241

OTHER DATA
Return on average assets	0.54%	0.07%	0.06%	-1.51%	0.84%
Return on average common equity	5.36%	-1.07%	-0.53%	-17.83%	9.03%

(1)	Per share data has been restated to reflect 5% stock dividends in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Investment Securities

With the declines in value of many debt and equity securities at various times during 2010 and 2011 due to economic conditions, the Company has focused more attention on the process of determining if such declines in its equity securities are “other-than-temporarily impaired.” The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

Assets Acquired in Settlement of Loans

Real estate and other property acquired in settlement of loans is recorded at the lower of cost or fair value based on appraisals, less estimated selling costs, establishing a new cost basis when acquired.  Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.  Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties and gains and losses on the sale of foreclosed properties are charged against income.  Costs relating to the development and improvement of such properties are capitalized.

Income Taxes

The Company uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  Valuation allowances are established to reduce deferred taxes if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  No assurance can be given that either the tax returns submitted or the income tax reported in the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

Total assets increased $8,632,000 or 1.6% to $549,702,000 at December 31, 2011 from $541,070,000 at December 31, 2010.

The Company experienced a decline in lending activity during 2011 as total outstanding loans, the largest single category of assets, decreased $54,269,000 or 15.9% from $340,713,000 at December 31, 2010 to $286,444,000 at December 31, 2011.  This decrease comes primarily as the result of lower loan demand from creditworthy borrowers at the Company’s three bank subsidiaries, with some decrease resulting from a number of loans that were charged off or converted into real estate owned through foreclosures or deeds in lieu of foreclosure.

The Company’s securities portfolio collectively increased $58,147,000 or 40.9% from $142,294,000 at December 31, 2010 to $200,441,000 at December 31, 2011.  The increase is part of a strategy designed to replace a portion of maturing loans with securities in order to maintain the Company’s overall investment in earning assets while increasing its liquidity.  Proceeds from the sale of securities in the available-for-sale portfolio in 2010 amounted to approximately $18,560,000, resulting in a realized gain of $1,056,000 in 2010.  Similar sales in 2011 totaled $10,469,000 resulting in realized gains of $330,000.  Maturities, calls, and principal pay-downs on all securities amounted to $30,989,000 in 2011 compared to $29,216,000 in 2010.  During 2011 and 2010, respectively, the Company made purchases of $93,412,000 and $75,887,000 in available-for-sale securities. The Company did not have any purchases of securities held to maturity in 2011 or 2010.  None of the Company’s mortgage-backed securities are backed by subprime mortgages, and accordingly their value has not been diminished by the “subprime crisis.”  The Company does not engage in, and does not expect to engage in, hedging activities.

Cash and due from banks balances increased $1,466,000 or 22.2% from $6,612,000 at December 31, 2010 to $8,078,000 at December 31, 2011.  The Company had $12,507,000 in federal funds sold as of December 31, 2011, compared to $10,631,000 in federal funds sold at December 31, 2010.  The changes in the levels of cash and federal funds sold are due to fluctuations in the Banks’ needs and sources for immediate and short-term liquidity.

Cash surrender value of life insurance increased $471,000 or 3.7% from $12,791,000 at December 31, 2010 to $13,262,000 at December 31, 2011, due to the normal appreciation in the cash surrender value associated with the ownership of these assets.  Earnings from the ownership of these policies are informally used to partially offset the cost of certain employee-related benefits.

Assets acquired in settlement of loans increased $1,759,000 or 13.2% from $13,344,000 at December 31, 2010 to $15,103,000 at December 31, 2011.  Assets acquired in settlement of loans primarily consists of residential real estate consisting of 1-to-4 family homes and development lots.  In 2011, the Banks acquired real estate in the amount of $8,078,000, sold real estate acquired in settlement of loans for $4,122,000, and wrote down $2,197,000 of real estate acquired in settlement of loans.  No valuation reserve was provided for these assets in 2011.   Real estate activity in the Company’s market area continues to exhibit the weaknesses that have plagued other markets, resulting in the higher amounts of these distressed assets.

Other assets, comprised largely of prepaid expenses, tax benefits, and deferred income taxes, decreased $1,917,000 or 20.6% to $7,375,000 at December 31, 2011 from $9,292,000 at December 31, 2010.  This decrease is attributable to a decrease in deferred tax assets of $1,817,000 or 30.3% to $4,182,000 at December 31, 2011 from $5,999,000 at December 31, 2010, and a decrease in prepaid expenses of $995,000 or 32.0% to $2,119,000 at December 31, 2011 from $3,114,000 at December 31, 2010.  The bulk of the decrease in prepaid expenses is related to prepaid FDIC assessments in the amount of $2,491,000 at December 31, 2010 and $1,610,000 at December 31, 2011, with the decrease representing FDIC insurance expense for the year.

Total liabilities increased $1,945,000 or 0.4% from $488,772,000 at December 31, 2010 to $490,717,000 at December 31, 2011.  Total deposits increased $1,699,000 or 0.4% to $476,453,000 at December 31, 2011 from $474,754,000 at December 31, 2010. Competition for deposit accounts is primarily based on the interest rates paid, location convenience and services offered.  From time to time the Banks solicit certificates of deposit from various sources through brokers.  This is done to reduce the need for funding from other short-term sources such as federal funds purchased and borrowings from the Federal Home Loan Bank of Atlanta, as well as to manage the interest-rate risk at the Banks.  At December 31, 2011 brokered deposits totaled $32,444,000, down from $43,194,000 at December 31, 2010, a decrease of $10,750,000 or 24.9%.  Traditional brokered time deposits booked through the Depository Trust Company decreased $1,591,000 or 6.3% to $23,530,000 at December 31, 2011 from $25,121,000 at December 31, 2010.  Brokered time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) decreased $9,159,000 or 50.7% from $18,073,000 at December 31, 2010 to $8,914,000 at December 31, 2011.

Securities sold under repurchase agreements decreased $171,000 or 1.7% from $10,362,000 at December 31, 2010 to $10,191,000 at December 31, 2011.  There were no federal funds purchased at December 31, 2011 or 2010.  There were no advances from the Federal Home Loan Bank at December 31, 2011 or 2010.  Federal Home Loan Bank advances are used to support the liquidity needs of the Company from time to time.

Shareholders’ equity increased $6,687,000 or 12.8% from $52,298,000 at December 31, 2010 to $58,985,000 at December 31, 2011.  This increase is primarily the result of an increase in accumulated other comprehensive income, the unrealized gain on the Banks’ available-for-sale investment portfolio, which increased $4,378,000 or 3,040.3% from $144,000 at December 31, 2010 to $4,522,000 at December 31, 2011, as well as the retention of $2,119,000 of earnings.  The changes in the market valuation of the investment portfolio were directly related to the changes in bond market interest rates during the year.

EARNINGS PERFORMANCE

 Overview
The Company’s consolidated operations for the twelve months ended December 31, 2011 resulted in net income of $2,943,000 compared to a net income of $383,000 for the twelve months ended December 31, 2010.  After deducting for dividends on preferred stock and net amortization of preferred stock, the year ended December 31, 2011 resulted in net income available to common shareholders of $2,119,000 or $0.30 per basic and diluted share, compared to a net loss available to common shareholders of $440,000 or $0.06 per basic and diluted share for the year ended December 31, 2010.

Interest Income, Interest Expense and Net Interest Income

Net interest income, which constitutes the principal source of our income, represents the excess of interest income on earning assets over interest expense on interest-bearing liabilities. The Company’s net interest income increased $597,000 or 3.1% to $19,576,000 for the year ended December 31, 2011 compared to $18,979,000 for the year ended December 31, 2010.

The Company’s total interest income decreased $1,335,000 or 5.1% to $24,917,000 in 2011 compared to $26,252,000 for 2010.  This decrease is largely attributable to a decrease in interest income and fees on loans of $2,833,000 resulting from lower market interest rates and lower average loan balances. There was a $567,000 increase in interest on taxable securities in 2011 and a $946,000 increase in interest on tax-exempt securities, primarily due to higher average balances. There was a $15,000 decrease in interest on federal funds sold in 2011, largely due to lower average balances.

Total interest expense decreased $1,932,000 or 26.6% to $5,341,000 in 2011 compared to $7,273,000 for 2010.  The amount of interest paid on deposits decreased $1,913,000 or 26.7% to $5,265,000 in 2011 compared to $7,178,000 for 2011.  The interest paid on federal funds purchased and securities sold under repurchase agreements in 2011 decreased $19,000 and there was no change in the interest paid on notes payable to the Federal Home Loan Bank during 2011.  The net decrease in interest expense among the various types of interest-bearing liabilities is largely attributable to lower market interest rates paid during 2011 as compared to 2010.

Provision and Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management, and is based upon experience, the volume and type of lending conducted by the Banks, the amounts of past due and non-performing loans, general economic conditions particularly as they relate to our market area, and other factors related to the collectibility of the loan portfolio. The Company’s provision for loan losses was $3,103,000 in 2011, compared to $6,625,000 for 2010, a $3,522,000 or 53.2% decrease.  During 2011, the Company experienced net charge-offs of $4,176,000, or 1.32% of average outstanding loans, compared to net charge-offs of $6,137,000, or 1.71% of average outstanding loans in 2010.  At December 31, 2011, the allowance for loan losses was 2.39% as a percentage of outstanding loans compared to 2.32% at December 31, 2010.

At December 31, 2011, the Company had $8,637,000 in non-accrual loans, with no loans past due 90 days or more but still accruing interest, and $15,103,000 in real estate acquired in settlement of loans, compared to $15,734,000 in non-accrual loans, with no loans past due 90 days or more but still accruing interest, and $13,344,000 in real estate acquired in settlement of loans at December 31, 2010.  Non-performing assets as a percentage of all loans and other real estate owned were 7.87% and 8.21% at December 31, 2011 and 2010, respectively.  The substantial balance in non-accruing loans is related to weakened credit-worthiness of certain borrowers and is affected by the current economic recession.  At December 31, 2011, 92.5% of the Company’s non-accruing loans were secured by real estate, compared to 90.8% at December 31, 2010.

In the cases of non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral.  In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write-downs to the loan in question.  Management of the Company does not believe it has any non-accrual loan that individually could materially impact the allowance for loan losses or the long-term future operating results of the Company.

The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distressed basis. Estimated market value is established by independent appraisal at the time of foreclosure.  Management believes that the other real estate owned at December 31, 2011 will not require significant write-downs in future accounting periods, and therefore does not expect it to have a significant effect on the Company’s future operations.

Noninterest Income

Total consolidated noninterest income, including securities transactions, decreased $668,000 or 13.7% from $4,876,000 in 2010, compared to $4,208,000 in 2011.  The decrease in non-interest income in 2011 is primarily due to the sale of $10,469,000 of available-for-sale securities for which the Company realized net gains of $330,000, compared to the sale of $18,560,000 of available-for-sale securities for which the Company realized net gains of $1,056,000 in 2010, a decrease of $726,000 in net gains realized between the two years.

Service fees on deposit accounts decreased $174,000 or 11.3% to $1,371,000 for 2011, compared to $1,545,000 for 2010.  Net non-sufficient funds fees decreased $179,000 or 13.1% from $1,363,000 in 2010 to $1,184,000 in 2011.  These changes likely result from customers managing their deposit accounts more carefully.

Bank owned life insurance income decreased $4,000 or 0.7% in 2011 to $553,000, compared to $557,000 in 2010.  Mortgage banking income decreased $42,000 or 7.5% from $559,000 in 2010 to $517,000 in 2011.  The change in mortgage banking income is largely due to the substantial swings in the local demand for residential mortgage loan originations that occur from time to time.

Brokerage service income increased $39,000 or 20.9% in 2011 to $226,000, compared to $187,000 for 2010, due to higher commissions.  There was a gain of $84,000 on trading assets in 2011, compared to a loss of $53,000 for 2010.

                Other noninterest income, including customer service fees, increased $102,000 or 10.0% to $1,127,000 in 2011, compared to $1,025,000 in 2010.  Interchange income on the Banks’ debit cards increased $122,000 or 16.4% to $866,000 in 2011, compared to $744,000 in 2010.

Noninterest Expenses

Total consolidated noninterest expenses decreased $79,000 or 0.5% to $17,437,000 in 2011, compared to $17,516,000 in 2010.  Salaries and benefits, the largest component of non-interest expense, decreased $196,000 or 2.4% to $7,964,000 in 2011, compared to $8,160,000 in 2010.

Occupancy and furniture and equipment expenses decreased $90,000 or 4.5% to $1,929,000 in 2011,  compared to $2,019,000 in 2010.  Marketing and advertising expense increased $63,000 or 36.2% from $174,000 in 2010 to $237,000 in 2011, due to expenses celebrating Peoples National Bank’s 25th anniversary in 2011.  Communication expenses decreased $31,000 or 13.1% from $236,000 in 2010 to $205,000 in 2011.  Printing and supplies decreased $3,000 or 2.2% to $131,000 in 2011,  compared to $134,000 in 2010.  Director fees increased $15,000 or 4.8% from $314,000 in 2010 to $329,000 in 2011.

Net cost of operation of other real estate owned increased $453,000 or 19.5% to $2,777,000 in 2011, compared to $2,324,000 in 2010.  There was a net gain of $21,000 on the sale of other real estate owned in 2011, compared to a net loss of $78,000 in 2010, an increase of $99,000.  Rental income on other real estate owned during 2011 amounted to $128,000, compared to $81,000 in 2010, an increase of $47,000.  Expenses included in the net cost of operation of other real estate owned include write-downs, taxes paid, legal fees, utilities, maintenance, etc.  These expenses increased $600,000 or 25.8% to $2,927,000 in 2011,  compared to $2,327,000 in 2010.  Bank paid loan costs decreased $100,000 or 33.9% from $295,000 in 2010 to $195,000 in 2011.

Legal and professional fees increased $41,000 or 8.9% to $503,000 in 2011 from $462,000 in 2010.  Regulatory assessments decreased $159,000 or 11.9% from $1,341,000 in 2010 to $1,182,000 in 2011.  Regulatory assessments include fees paid to the FDIC and Comptroller by the Company’s three Banks.

Other post-employment benefits decreased $69,000 or 20.3% from $340,000 in 2010 to $271,000 in 2011. All other operating expenses were $1,500,000 in 2011 compared to $1,460,000 in 2010, an increase of $40,000 or 2.7%.

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

The Banks believe they have responded appropriately to substantially all of the requirements of the Agreements, including completing plans and programs within the time frames required by the Agreements.  The current status of those actions are disclosed in the financial data and Management’s Discussion and Analysis in this report.  If the Banks do not satisfy and maintain adherence with each of the requirements set forth in the Agreements, the Banks will be deemed to be in non-compliance.  Failure to comply with the Agreements could result in the OCC’s taking additional enforcement actions against the Banks.  The Banks’ ability to meet some of the goals set forth in the Agreements depends in part upon their financial performance, the stabilization of local real estate markets, and improvement in economic conditions in general.

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

ITEM 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

-	Report of Independent Registered Public Accounting Firm.

-	Consolidated Balance Sheets as of December 31, 2011 and 2010.

-	Consolidated Statements of Income (Loss) for the years ended December 31, 2011 and 2010.

-	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011 and 2010.

-	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

-	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Peoples Bancorporation, Inc. and Subsidiaries
Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Peoples Bancorporation, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorporation, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 1, 2012

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share information)

	December 31,
	2011	2010
ASSETS
CASH AND DUE FROM BANKS	$8,078	$6,612
INTEREST - BEARING DEPOSITS IN OTHER BANKS	2	1
FEDERAL FUNDS SOLD	12,507	10,631
	20,587	17,244
SECURITIES
Trading assets	160	76
Available for sale	193,118	130,650
Held to maturity (fair value of $4,817 (2011) and $7,375 (2010))	4,530	7,249
Other investments, at cost	2,633	4,319
LOANS, net of allowance for loan losses of $6,846 (2011) and $7,919 (2010)	279,598	332,794
PREMISES AND EQUIPMENT, net of accumulated depreciation	10,750	11,023
ACCRUED INTEREST RECEIVABLE	2,586	2,288
ASSETS ACQUIRED IN SETTLEMENT OF LOANS	15,103	13,344
CASH SURRENDER VALUE OF LIFE INSURANCE	13,262	12,791
OTHER ASSETS	7,375	9,292
Total assets	$549,702	$541,070

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
Noninterest-bearing	$56,360	$48,151
Interest-bearing	420,093	426,603
Total deposits	476,453	474,754
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS	10,191	10,362
ACCRUED INTEREST PAYABLE	1,126	1,639
OTHER LIABILITIES	2,947	2,017
Total liabilities	490,717	488,772
COMMITMENTS AND CONTINGENCIES – Notes 12 and 13
SHAREHOLDERS’ EQUITY
Preferred stock – 15,000,000 shares authorized
Preferred stock, Series T - $1,000 per share liquidation preference;issued and outstanding – 12,660 (2011 and 2010)	12,288	12,139
Preferred stock, Series W - $1,000 per share liquidation preference;issued and outstanding – 633 (2011 and 2010)	667	682
Common stock – 15,000,000 shares authorized; $1.11 par value per share; 7,021,563 (2011) shares and 7,003,063 (2010) shares issued and outstanding	7,794	7,774
Additional paid-in capital	41,737	41,701
Retained deficit	(8,023)	(10,142)
Accumulated other comprehensive income	4,522	144
Total shareholders’ equity	58,985	52,298
Total liabilities and shareholders’ equity	$549,702	$541,070

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in thousands except per share information)

	For the years ended December 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$18,508	$21,341
Interest on securities
Taxable	3,999	3,432
Tax-exempt	2,387	1,441
Interest on federal funds sold	23	38
Total interest income	24,917	26,252
INTEREST EXPENSE
Interest on deposits	5,265	7,178
Interest on federal funds purchased and securities sold under repurchase agreements	75	94
Interest on advances from Federal Home Loan Bank	1	1
Total interest expense	5,341	7,273
Net interest income	19,576	18,979
PROVISION FOR LOAN LOSSES	3,103	6,625
Net interest income after provision for loan losses	16,473	12,354
NONINTEREST INCOME
Service charges on deposit accounts	1,371	1,545
Customer service fees	107	101
Mortgage banking	517	559
Brokerage services	226	187
Bank owned life insurance	553	557
Gain on sale/call of securities available for sale	330	1,056
Gain (loss) on trading assets	84	(53)
Other noninterest income	1,020	924
Total noninterest income	4,208	4,876
NONINTEREST EXPENSES
Salaries and benefits	7,964	8,160
Occupancy and equipment	1,929	2,019
Marketing and advertising	237	174
Communications	205	236
Printing and supplies	131	134
Bank paid loan costs	195	295
Net cost of operation of other real estate	2,777	2,324
Directors fees	329	314
Other post employment benefits	271	340
ATM and interchange expense	214	257
Legal and professional fees	503	462
Regulatory assessments	1,182	1,341
Other operating expenses	1,500	1,460
Total noninterest expenses	17,437	17,516
Income (loss) before income taxes	3,244	(286)
INCOME TAX EXPENSE (BENEFIT)	301	(669)
Net income	2,943	383
Deductions to determine amounts available to common shareholders:
Dividends declared or accumulated on preferred stock	690	690
Net accretion of preferred stock	134	133
Net income (loss) available to common shareholders	$2,119	$(440)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.30	$(0.06)

DILUTED NETINCOME (LOSS) PER COMMON SHARE	$0.30	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2011 and 2010
(Amounts in thousands except share information)

									Accumulated
							Additional	Retained	Other	Total
	Preferred Shares		Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Shareholders’
	Series T	Series W	Series T	Series W	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2009	12,660	633	$11,991	$697	7,003,063	$7,774	$41,658	$(9,702)	$2,025	$54,443
Net income								383		383
Other comprehensive Income, (loss) net of tax:
Unrealized holding gains on securities available for sale, net of related income tax	-	-	-	-	-	-	-	-	(1,184)	(1,184)
Less reclassification adjustments for gains included in net income, net of income taxes of $359									(697)	(697)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,498)
Cash dividends on preferred stock	-	-	-	-	-	-	-	(690)	-	(690)
Accretion (amortization) of preferred stock	-	-	148	(15)	-	-	-	(133)	-	-
Stock-based compensation	-	-	-	-	-	-	43	-	-	43
Balance, December 31, 2010	12,660	633	12,139	682	7,003,063	7,774	41,701	(10,142)	144	52,298
Net income	-	-	-	-	-	-	-	2,943	-	2,943
Other comprehensive Income, (loss) net of tax:
Unrealized holding gains on securities available for sale, net of related tax	-	-	-	-	-	-	-	-	4,596	4,596
Less reclassification adjustments for gains included in net income, net of income taxes of $112									(218)	(218)
Comprehensive income	-	-	-	-	-	-	-	-	-	7,321
Employee restricted stock awards	-	-	-	-	18,500	20	7	-	-	27
Cash dividends on preferred stock	-	-	-	-	-	-	-	(690)	-	(690)
Accretion (amortization) of preferred stock	-	-	149	(15)	-	-	-	(134)	-	-
Stock-based compensation	-	-	-	-	-	-	29	-	-	29
Balance, December 31, 2011	12,660	633	$12,288	$667	7,021,563	$7,794	$41,737	$(8,023)	$4,522	$58,985

The accompanying notes are an integral part of these consolidated financial statements

PEOPLES BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,943	$383
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss from trading assets	(84)	52
Gain on sale of securities available for sale	(330)	(1,056)
(Gain) loss on sale of assets acquired in settlement of loans	(21)	78
Provision for loan losses	3,103	6,625
Expense (benefit) from deferred income taxes	(439)	(916)
Depreciation	791	920
Write down of fixed assets	-	(127)
Amortization and accretion (net) of premiums and discounts on securities	855	434
Stock-based compensation	29	43
(Increase) decrease in accrued interest receivable	(298)	83
(Increase) decrease in other assets	121	1,451
Decrease in accrued interest payable	(513)	(410)
Increase in other liabilities	930	88
Net cash provided by operating activities	7,087	7,648

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(93,412)	(75,887)
Purchases of other investments	-	(250)
Proceeds from principal pay downs on securities available for sale	25,054	22,051
Proceeds from the maturities and calls of securities available for sale	1,514	3,165
Proceeds from the sale of securities available for sale	10,469	18,560
Proceeds from maturities and calls of securities held to maturity	4,421	4,000
Investment in bank owned life insurance	(471)	(487)
Net decrease in loans	42,015	17,532
Proceeds from sale of assets acquired in settlement of loans	4,122	7,017
Valuation reserve for assets acquired in settlement of loans	-	550
Write down of assets acquired in settlement of loans	2,197	522
Purchase of premises and equipment, net	(518)	(297)
Net cash used for investing activities	(4,609)	(3,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,699	(10,242)
Net decrease in federal funds purchased	-	(399)
Net decrease in securities sold under repurchase agreements	(171)	(2,423)
Proceeds from the vesting of restricted stock options	27	-
Cash dividends paid	(690)	(690)
Net cash provided by (used for) financing activities	865	(13,754)

Net increase (decrease) in cash and cash equivalents	3,343	(9,630)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,244	26,874

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,587	$17,244

CASH PAID FOR
Interest	$5,854	$7,682
Income taxes	$905	$324

NON-CASH TRANSACTIONS
Change in unrealized gain (loss) on available for sale securities	$6,635	$(2,852)
Properties transferred to other real estate	$8,078	$9,943

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

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Troubled Debt Restructurings
A loan is considered a troubled debt restructured loan based on individual facts and circumstances. A modification may include either an increase or reduction in interest rate or deferral of principal payments or both. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses on a loan-by-loan basis. An allowance for loan losses is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their interest accrual status at the time of modification.

It is the Banks’ policy that a restructured loan which was on non-accrual status prior to being restructured remain on non-accrual status until six months of satisfactory borrower performance has been experienced, at which time management would consider its return to accrual status.  Loans that are considered TDRs are classified as performing, unless they are either on non-accrual status or greater than 90 days delinquent, in which case they are considered as non-performing.  If a restructured loan is on accrual status prior to being restructured, the restructured loan is reviewed, based on current information and events surrounding the loan and the borrower, to determine whether it should remain on accrual status. It is the policy of the Company to compute impairment on TDRs that are on non-accrual and charge the impairment off when identified against the loan loss allowance. Performing TDR loans are not considered impaired for this analysis purpose. On a quarterly basis, the Company individually reviews all TDR loans to determine whether each loan meets either of these criteria.

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

Continued

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Deferred loan fees and costs
The Company performs an ongoing evaluation of nonrefundable loan origination fees over the life of the loan as an adjustment to yield, and an evaluation of direct loan origination costs over the life of the loan as a deduction of the loan’s yield.  These costs include only the direct costs which would not have been incurred had the lending transaction not occurred.  This evaluation resulted in a net cost deferral in 2011, which the Company elected not to amortize due to its immateriality.

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

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Stock-based compensation plans
The Company has an employee stock option compensation plan through which the Board of Directors may grant stock options to officers and employees to purchase common stock of the Company at prices not less than 100 percent of the fair value of the stock on the date of grant. The Company also has another employee stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The outstanding options under both plans become exercisable in various increments beginning on the date of grant and expiring ten years from the date of grant. The Company also has a non-employee directors’ stock option plan through which non-employee directors of the Company are granted options to purchase 500 shares of common stock for each year served on the board to a maximum of 5,000 options per director. The option price shall not be less than 100 percent of the fair value of the stock on the grant date. The outstanding options become exercisable on the grant date and expire at the earlier of the end of the director’s term or ten years from the grant date.   The Company also has another non-employee directors’ stock option plan under which options may no longer be granted, but under which exercisable options remain outstanding. The Company follows the requirements of ASC Topic 718 to account for its stock option plans. In accordance with the provisions of this topic, the Company recorded approximately $29,000 and $43,000 of compensation expense in 2011 and 2010, respectively.

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

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards
In July 2010, the Receivables topic of the ASC was amended by ASU 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 4, Loans.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4, Loans.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendment will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates further requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Developments
On December 19, 2011, Peoples Bancorporation, Inc. (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCBT Financial Corporation ("SCBT"). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge (the "Merger") with and into SCBT, with SCBT continuing as the surviving corporation (the "Surviving Corporation").

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Subject to the terms and conditions set forth in the Merger Agreement, which has been approved by the board of directors of each of SCBT and the Company, at the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive 0.1413 (the "Exchange Ratio") of a share of common stock of SCBT ("SCBT Common Stock"), subject to the payment of cash in lieu of fractional shares and for shares as to which dissenters’ rights are perfected and further subject to certain adjustments set forth in the Merger Agreement.

The Merger Agreement contains customary representations and warranties from SCBT and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company's businesses during the interim period between the execution of the Merger Agreement and the Closing, (2) the Company's obligations to facilitate its shareholders' consideration of, and voting upon, the approval of the Merger, (3) the recommendation by the board of directors of the Company in favor of the approval by its shareholders of the Merger Agreement and the transactions contemplated thereby, and (4) the Company's non-solicitation obligations relating to alternative business combination transactions.

Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company's shareholders, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the listing on the NASDAQ Global Market of the SCBT Common Stock to be issued in the Merger, and (5) the effectiveness of the registration statement for the SCBT Common Stock to be issued in the Merger. Each party's obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both SCBT and the Company, and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay the SCBT a termination fee of $1.5 million.

The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated as Exhibit 10.20 to this Annual Report on Form 10-K.

Subsequent Events
In accordance with accounting guidance regarding subsequent events, Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date that would be required to be disclosed in these financial statements.

On January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064. The Complaint names as defendants the Company, the current members of the Company’s board of directors, who are referred to as the director defendants, and SCBT. The Complaint is brought on behalf of a putative class of shareholders of the Company’s common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that the director defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the proposed merger with SCBT and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint further alleges  that the director defendants breached their fiduciary duties to the Company’s shareholders by improperly securing for themselves certain benefits not shared equally by the Company’s shareholders and by approving certain terms and conditions in the merger agreement that may be adverse to potential alternate acquirers of the Company. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs’ attorneys’ and experts’ fees. Each of the Company and SCBT believes that the claims asserted in the Complaint are without merit.

Continued

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances with the FRB based upon a percentage of deposits. The average amounts of reserve balances maintained by the Banks at December 31, 2011 and 2010 were approximately $1,027,000 and $726,000, respectively.

NOTE 3 - SECURITIES

Securities are summarized as follows as of December 31 (tabular amounts in thousands):

	2011
	Amortized	Unrealized Holding		Fair
	Cost	Gains	Losses	Value
TRADING ASSETS:
OTHER SECURITIES
Maturing after ten years	$160	$-	$-	$160

SECURITIES AVAILABLE FOR SALE:
GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after five but within ten years	$1,379	$145	$-	$1,524

MORTGAGE BACKED SECURITIES
Maturing within one year	945	42	3	984
Maturing after one year but within five years	61,838	1,939	23	63,754
Maturing after five years but within ten years	6,797	144	11	6,930
Maturing after ten years	16,416	447	27	16,836
	85,996	2,572	64	88,504
OTHER SECURITIES
Maturing after ten years	89	-	-	89

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	315	-	-	315
Maturing after one year but within five years	1,297	94	-	1,391
Maturing after five years but within ten years	17,475	1,196	-	18,671
Maturing after ten years	79,716	2,930	22	82,624
	98,803	4,220	22	103,001
Total securities available for sale	$186,267	$6,937	$86	$193,118

SECURITIES HELD TO MATURITY:
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	$750	$3	$-	$753
Maturing after one but within five years	1,398	54	-	1,452
Maturing after five years but within ten years	1,840	123	-	1,963
Maturing after ten years	542	107	-	649
Total securities held to maturity	$4,530	$287	$-	$4,817
Continued

NOTE 3 – SECURITIES, Continued

	2010
	Amortized	Unrealized Holding		Fair
	Cost	Gains	Losses	Value
TRADING ASSETS:
OTHER SECURITIES
Maturing after ten years	$76	$-	$-	$76

SECURITIES AVAILABLE FOR SALE:
GOVERNMENT SPONSORED ENTERPRISE SECURITIES
Maturing after five but within ten years	$1,588	$138	$-	$1,726

MORTGAGE BACKED SECURITIES
Maturing after one year but within five years	61,031	1,345	406	61.970
Maturing after five years but within ten years	11,832	75	223	11,684
Maturing after ten years	22,797	87	632	22,252
	95,660	1,507	1,261	95,906
OTHER SECURITIES
Maturing after ten years	601	-	24	577

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing after one year but within five years	1,297	83	-	1,380
Maturing after five years but within ten years	10,575	108	108	10,575
Maturing after ten years	20,713	116	343	20,486
	32,585	307	451	32,441
Total securities available for sale	$130,434	$1,952	$1,736	$130,650

SECURITIES HELD TO MATURITY:
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
Maturing within one year	$1,546	$17	$-	$1,563
Maturing after one but within five years	1,918	61	-	1,979
Maturing after five years but within ten years	3,271	55	-	3,326
Maturing after ten years	514	-	7	507
Total securities held to maturity	$7,249	$133	$7	$7,375

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

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

Securities Available for Sale (tabular amounts in thousands):
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$4,512	$38	$2,405	$26	$6,917	$64
State and political subdivisions	4,628	22	-	-	4,628	22
Total	$9,140	$60	$2,405	$26	$11,545	$86

Five individual securities available for sale were in a continuous loss position for twelve months or more.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

Continued

NOTE 3 – SECURITIES, Continued

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

(tabular amounts in thousands):	December 31,
	2011	2010
Federal Reserve Bank	$827	$827
FHLB	1,556	3,242
Senior Housing Crime Prevention Preferred Shares	250	250
	$2,633	$4,319

Securities with carrying amounts of $29,810,000 and $30,264,000 as of December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (tabular amounts in thousands):	December 31,
	2011	2010

Commercial	$23,973	$28,362
Real Estate:
Residential real estate	99,031	106,759
Commercial real estate	154,647	192,351
Commercial construction	2,686	6,152
Consumer and other	6,107	7,089
	286,444	340,713
Less allowance for loan losses	(6,846)	(7,919)
	$279,598	$332,794

The Company, through the Banks, makes loans to individuals and small- to medium-sized businesses for various personal and commercial purposes, primarily in South Carolina.  Credit concentrations can exist in relation to individual borrowers or groups of borrowers, types of collateral, types of industries, loan products, or regions of the country.  Credit risk associated with these concentrations could arise when a significant amount of loans, with similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected.  The Company regularly monitors its credit concentrations.  The Company does not have a significant concentration in any individual borrower.  No significant portion of its loans is concentrated within a single industry or group of related industries and the Company does not have any foreign loans.  The Company does, however, have a geographic concentration of customers and borrowers because most of its customers and borrowers are located in the Upstate area of South Carolina, and most of the real estate securing mortgage loans is located in this area.  There are no material seasonal factors that would have an adverse effect on the Company.

The composition of gross loans by rate type is as follows (tabular amounts in thousands):

	December 31,
	2011	2010
Variable rate loans	$87,859	$107,250
Fixed rate loans	198,585	233,463
	$286,444	$340,713

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

The following table summarizes the allocation of the allowance for loan losses by portfolio segment at December 31, 2011 (tabular amounts in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Commercial Construction	Consumer and Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$513	$1,086	$5,628	$527	$165	$7,919
Charge-offs	20	496	3,382	325	70	4,293
Recoveries	22	7	9	-	79	117
Net charge-offs	(2)	489	3,373	325	(9)	4,176
Provision	305	475	1,972	170	181	3,103
Allowance for loans losses, end of period	$820	$1,072	$4,227	$372	$355	$6,846

Specific Reserves:
Impaired Loans	$41	$118	$10	$-	$22	$191
General Reserve	779	954	4,217	372	333	6,655
Total	$820	$1,072	$4,227	$372	$355	$6,846

Loans individually evaluated for impairment	$78	$441	$8,359	$478	$39	$9,395
Loans collectively evaluated for impairment	23,895	98,589	146,288	2,208	6,069	277,049
Total	$23,973	$99,030	$154,647	$2,686	$6,108	$286,444

The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows (tabular amounts in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Commercial Construction	Consumer and Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$527	$1,136	$5,314	$15	$439	$7,431
Charge-offs	1,866	1,160	938	2,589	19	6,572
Recoveries	329	77	6	5	18	435
Net charge-offs	1,537	1,083	932	2,584	1	6,137
Provision	1,523	1,033	1,246	3,096	(273)	6,625
Allowance for loans losses, end of period	$513	$1,086	$5,628	$527	$165	$7,919

Specific Reserves:
Impaired Loans	$-	$186	$951	$-	$-	$1,137
General Reserve	513	900	4,677	527	165	6,782
Total	$513	$1,086	$5,628	$527	$165	$7,919

Loans individually evaluated for impairment	$483	$3,916	$11,203	$-	$17	$15,619
Loans collectively evaluated for impairment	27,879	102,843	181,148	6,152	7,072	325,094
Total	$28,362	$106,759	$192,351	$6,152	$7,089	$340,713

Impaired loans are measured using the fair market value method of computing impairments.  This method consists of using the recent appraised value less costs to market the collateral.  The difference between the fair market value and a higher loan balance is charged against the allowance at the time it is recognized.

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
Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

Impaired loans were as follows:

The composition of and information relative to impaired loans, by loan category is as follows (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
Commercial	$-	$-	$-	$21	$-
Real Estate:
Residential real estate	112	112	-	2,364	-
Commercial real estate	8,321	10,398	-	11,595	-
Commercial construction	478	478	-	371	-
Consumer and other	17	17	-	14	-
	$8,928	$11,025	$-	$14,365	$-
With a related allowance recorded:
Commercial	$78	$78	$41	$20	$-
Real Estate:
Residential real estate	329	329	118	82	-
Commercial real estate	38	38	10	534	-
Commercial construction	-	-	-	-	-
Consumer and other	22	22	22	11	-
	$467	$467	$191	$647	$-
Total impaired loans:
Commercial	$78	$-	$41	$41	$-
Real Estate:
Residential real estate	461	461	118	2,898	-
Commercial real estate	10,436	10,436	10	12,129	-
Commercial construction	478	478	-	371	-
Consumer and other	39	39	22	25	-
	$11,492	$11,414	$191	$15,423	$-

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2010
With no related allowance recorded:
Commercial	$483	$483	$-	$483	$-
Real Estate:
Residential real estate	3,008	2,661	-	2,683	-
Commercial real estate	5,635	6,158	-	8,887	-
Commercial construction	1,231	1,047	-	1,130	-
Consumer and other	17	25	-	26	-
	$10,374	$10,374	$-	$13,209	$-
With a related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Real Estate:
Residential real estate	740	740	186	846	-
Commercial real estate	4,505	5,318	951	5,351	-
Commercial construction	-	-	-	-	-
Consumer and other	-	-	-	-	-
	$5 ,245	$6,058	$1,137	$6,197	$-
Total impaired loans:
Commercial	$483	$483	$-	$483	$-
Real Estate:
Residential real estate	3,745	3,401	186	3,529	-
Commercial real estate	10,140	11,476	951	14,238	-
Commercial construction	1,231	1,047	-	1,130	-
Consumer and other	17	25	-	26	-
	$15,619	$16,432	$1,137	$19,406	$-

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries on any amounts previously charged-off.  Further cash receipts are applied to interest income, to the extent that any interest has been forgone. When this doubt of collectibility does not exist, all cash receipts are applied under the contractual terms of the loan agreement.

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

Delinquent Loans at December 31, 2011, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$4	$-	$-	$4	$23,969	$23,973
Real Estate:
Residential real estate	571	118	60	749	98,282	99,031
Commercial real estate	1,355	23	3,425	4,803	149,844	154,647
Commercial construction	-	-	921	921	1,765	2,686
Consumer and other	91	7	-	98	6,009	6,107
Total	$2,021	$148	$4,406	$6,575	$279,869	$286,444

Delinquent Loans at December 31, 2010, were as follows (tabular amounts in thousands):

			Greater than
	30-59 Days	60-89 Days	90 Days	Total	Total	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$10	$-	$483	$493	$27,869	$28,362
Real Estate:
Residential real estate	1,842	70	612	2,524	104,235	106,759
Commercial real estate	1,330	1,785	6,570	9,685	182,666	192,351
Commercial construction	-	-	728	728	5,424	6,152
Consumer and other	25	174	-	199	6,890	7,089
Total	$3,207	$2,029	$8,393	$13,629	$327,084	$340,713

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

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

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

The table below sets forth total loans and the amounts of loans by type in each of these risk categories at December 31, 2011 (tabular amounts in thousands):

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Commercial	$23,973	$22,342	$263	$1,368	$-
Real Estate:
Residential real estate	99,031	96,390	1,659	982	-
Commercial real estate	154,647	121,607	12,323	20,717	-
Commercial construction	2,686	1,576	632	478	-
Consumer and other	6,107	6,046	20	41	-
Total	$286,444	$247,961	$14,897	$23,586	$-

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

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

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

As a result of adopting the amendments of Accounting Standards Update (“ASU”) 2011-02, the Banks reassessed all restructurings occurring since January 1, 2011 to determine whether they are considered TDRs under the amended guidance.  The Banks identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Banks identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At December 31, 2011, the recorded investment in loans for which the allowance was previously measured under general allowance methodology, but which are now impaired under ASC 310-10-35 was $1,038,000, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $32,000.

Troubled Debt Restructurings (dollar amounts in thousands):

	For the year ended
	December 30, 2011____ ________
	Number Of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$44	$44
Real Estate:
Residential real estate	2	454	454
Commercial real estate	7	747	521
Commercial construction	1	261	261
Consumer and other	1	22	22
Total	12	$1,528	$1,302

During the twelve months ended December 31, 2011, the Banks modified twelve loans that were considered to be TDRs.  The terms for seven of these loans were extended and the interest rate was lowered for five of these loans.

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

Troubled debt restructurings that occurred and subsequently defaulted during the period (dollar amounts in thousands):

For the year ended
December 31, 2011________
	Number of Contracts	Recorded Investment
Commercial	-	$-
Real Estate:
Residential real estate	-	-
Commercial real estate	5	1,246
Commercial construction	-	-
Consumer and other	-	-
Total	5	$1,246

NOTE 5 - PREMISES AND EQUIPMENT

The principal categories and estimated useful lives of premises and equipment are summarized in the table below (tabular amounts in thousands):

	Estimated	December 31,
	useful lives	2011	2010
Land		$3,618	$3,618
Building and improvements	15-40 years	9,673	9,624
Furniture, fixtures and equipment	3-10 years	9,584	9,115
		22,875	22,357
Less accumulated depreciation		12,125	11,334
		$10,750	$11,023

Depreciation expense of approximately $791,000 and $920,000 for 2011 and 2010, respectively, is included in occupancy and equipment expenses in the accompanying consolidated statements of income (loss).

NOTE 6 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes the composition of assets acquired in settlement of loans as of the dates noted (tabular dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	#	Amount	#
Construction and land development	$9,443	35	$9,964	38
Residential real estate	3,817	14	2,870	13
Commercial real estate	1,843	7	510	3
Total assets acquired in settlement of loans	$15,103	56	$13,344	54

Continued

NOTE 6 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS, Continued

The following summarizes activity with respect to assets acquired in settlement of loans (tabular amounts in thousands):

	For the years ended
	December 31,
	2011	2010
BALANCE, BEGINNING OF YEAR	$13,344	$11,490
Additions - foreclosures	8,078	9,943
Sales	(4,122)	(7,017)
Write downs	(2,197)	(522)
Valuation reserve	-	(550)
BALANCE, END OF YEAR	$15,103	$13,344

NOTE 7 - DEPOSITS

The composition of deposits is as follows (tabular amounts in thousands):

	December 31,
	2011	2010
Demand deposits, noninterest-bearing	$56,360	$48,151
NOW and money market accounts	168,568	151,253
Savings deposits	12,036	10,437
Time certificates, $100,000 or more	104,621	120,586
Other time certificates	134,868	144,327
Total	$476,453	$474,754

	December 31,
	2011	2010
Time certificates maturing
Within one year	$176,246	$183,444
After one but within two years	55,784	60,846
After two but within three years	5,535	19,898
After three but within four years	981	393
After four years	943	332
	239,489	264,913
Transaction and savings accounts	236,964	209,841
	$476,453	$474,754

Time certificates of deposit in excess of $100,000, excluding IRAs, totaled approximately $86,746,000 and $104,288,000 at December 31, 2011 and 2010, respectively. Interest expense on certificates of deposit in excess of $100,000 was approximately, $1,385,000 in 2011 and $1,890,000 in 2010. The Banks had brokered time certificates of deposit totaling approximately, $32,444,000 at December 31, 2011 and $43,194,000 at December 31, 2010. Traditional brokered time deposits at the Banks amounted to approximately $23,530,000 at December 31, 2011 and $25,121,000 at December 31, 2010. Brokered time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) at the Banks amounted to approximately $8,914,000 at December 31, 2011 and $18,073,000 at December 31, 2010.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

	December 31,
	2011	2010

Government sponsored enterprise securities with an amortized cost of $20,582,000 ($21,399,000 fair value) and $22,527,000 ($22,914,000 fair value) at December 31, 2011 and 2010, respectively, collateralize the agreements	$10,191	$10,362

The Banks enter into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted average interest rate of these agreements was 0.64 percent and 0.68 percent for 2011 and 2010, respectively. The agreements mature daily. Securities sold under agreements to repurchase averaged $11,616,000 and $13,809,000 during 2011 and 2010, respectively. The maximum amounts outstanding at any month-end were $15,137,000 and $16,572,000 during 2011 and 2010, respectively.

NOTE 9 - FEDERAL FUNDS PURCHASED

At December 31, 2011, the Banks had the ability to purchase federal funds from unrelated banks under short-term lines of credit totaling $22,000,000. These lines of credit are available on a one- to seven-day basis for general corporate purposes.

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

The Banks had no advances at December 31, 2011 and December 31, 2010. At December 31, 2011 and 2010, the lines were collateralized by qualifying mortgage loans aggregating approximately $100,253,000 and $105,250,000, respectively.  As of December 31, 2011, the Banks had the ability to borrow $59,302,000 from the FHLB.

Beginning in 2010, the Banks also have the ability to borrow funds from the Federal Reserve Bank through the Discount Window.  This short-term borrowing relationship is collateralized by qualifying 1-4 family construction real estate, residential and commercial land, and commercial and industrial loans, aggregating approximately $12,378,000 and $12,220,000 at December 31, 2011 and 2010, respectively.  The Banks had no Discount Window advances at December 31, 2011 and December 31, 2010.

NOTE 11 - INCOME TAXES

Provision (benefit) for income taxes consists of the following (tabular amounts in thousands):

	For the years ended December 31,
	2011	2010
Current tax provision
Federal	$588	$203
State	152	44
Total current tax expense	740	247
Deferred tax benefit	(439)	(916)
Expense (benefit) for income taxes	$301	$(669)

Income taxes differ from the tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows (tabular amounts in thousands):

	For the years ended December 31,
	2011	2010
Tax expense (benefit) at statutory rate	$1,103	$(97)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	95	30
Tax-exempt interest income	(812)	(494)
Investment in life insurance	(160)	(166)
Other	75	58
Expense (benefit) for income taxes	$301	$(669)

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

	December 31,
	2011	2010
Deferred tax assets
Allowance for loan losses	$2,328	$2,692
Deferred compensation	489	426
Other than temporary impairment	1,051	1,032
Alternative minimum tax credit	1,427	1,168
Depreciation	-	41
Other	1,390	842
	6,685	6,201
Deferred tax liabilities
Depreciation	(31)	-
Prepaid expenses	(142)	(128)
Unrealized holding gains on securities available for sale	(2,330)	(74)
	(2,503)	(202)
Net deferred tax assets included in other assets	$4,182	$5,999

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were $63,232,000, of which $58,105,000 was at variable rates and $5,127,000 was at fixed rates. These commitments included $1,483,000 of unfunded amounts of construction loans, $46,974,000 of undisbursed amounts of home equity lines of credit, $9,182,000 of unfunded amounts under commercial lines of credit, and $5,593,000 of other commitments to extend credit. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

At December 31, 2011, there was $1,808,000 committed under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On January 18, 2012, two purported shareholders of Peoples filed a class action lawsuit in the Court of Common Pleas for the Thirteenth Judicial District, State of South Carolina, County of Pickens, captioned F. Davis Arnette and Mary F. Arnette v. Peoples Bancorporation, Inc., Case No. 2012-CP-39-0064. The Complaint names as defendants the Company, the current members of the Company’s board of directors, who are referred to as the director defendants, and SCBT. The Complaint is brought on behalf of a putative class of shareholders of the Company’s common stock and seeks a declaration that it is properly maintainable as a class action. The Complaint alleges that the director defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the proposed merger with SCBT and also alleges that SCBT aided and abetted those breaches of fiduciary duty. The Complaint further alleges that the director defendants breached their fiduciary duties to the Company’s shareholders by improperly securing for themselves certain benefits not shared equally by the Company’s shareholders and by approving certain terms and conditions in the merger agreement that may be adverse to potential alternate acquirers of the Company. The Complaint seeks declaratory and injunctive relief to prevent the completion of the merger, an accounting to determine damages sustained by the putative class, and costs including plaintiffs’ attorneys’ and experts’ fees. Each of the Company and SCBT believes that the claims asserted in the Complaint are without merit.

Continued

NOTE 13 - COMMITMENTS AND CONTINGENCIES, Continued

The Company is subject to other various legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management based on consultation with external legal counsel, the outcome of any currently pending litigation is not expected to materially affect the Company’s consolidated financial position or results of operations.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

NOTE 14 - RELATED PARTY TRANSACTIONS

At December 31, 2011 and 2010, certain officers, directors, employees, related parties and companies in which they have 10 percent or more beneficial ownership, were indebted to the Banks in the aggregate amount of $24,273,000 and $25,251,000, respectively. During 2011, $2,498,000 of new loans were made to this group and repayments of $3,476,000 were received. This same group had deposits in the Banks of $6,739,000 and $6,965,000 at December 31, 2011 and 2010, respectively.

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

(Amounts in thousands except share information)
	December 31,
	2011	2010
Net income (loss) available to common shareholders	$2,119	$(440)

Weighted average shares outstanding:
Basic	7,010,771	7,003,063
Diluted	7,033,397	7,003,063

Income (loss) per common share:
Basic	$0.30	$(0.06)
Diluted	$0.30	$(0.06)

Common shares totaling 22,626 subject to exercisable options were excluded from the 2011 earnings per share calculation because they are considered anti-dilutive and 26,507 subject to exercisable options shares were excluded from the calculation in 2010.

NOTE 16 – PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS

On April 24, 2009 the Company entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, pursuant to which the Company sold the Treasury (i) 12,660 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 633 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series W (the “Series W Preferred Stock”) for an aggregate purchase price of $12,660,000 in cash (The Series T Preferred Stock and Series W Preferred Stock are referred to collectively as the “Preferred Stock,”).  The Warrant was exercised by Treasury immediately, and the net proceeds from the sale of $12,615,000 were allocated between the Series T Preferred Stock and the Series W Preferred Stock based on their relative fair values at the time of the sale.  Of the net proceeds, $11,910,000 was allocated to the Series T Preferred Stock and $705,000 was allocated to the Series W Preferred Stock.  The accretion of the discount recorded on the Series T Preferred Stock, net of the amortization of the premium recorded on the Series W Preferred Stock, is offset directly against retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of income (loss) in the determination of the amount of net income (loss) available to common shareholders.

Continued

NOTE 16 – PREFERRED STOCK AND RESTRICTIONS ON DIVIDENDS, Continued

The Series T Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series W Preferred Stock will pay cumulative dividends at a rate of 9% per annum.  The cumulative dividend for the Preferred Stock is accrued and payable on February 15, May 15, August 15 and November 15 of each year.  The Company declared and paid $690,000 in preferred stock dividends to the U.S. Treasury in 2011.  Both the Series T and Series W Preferred Stock qualify as Tier I capital and may be redeemed after April 24, 2012 at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Prior to April 24, 2012, the Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities.  The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series T or Series W Preferred Stock.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or make other distributions on its Common Stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share declared on the Common Stock prior to April 24, 2009.  In addition, as long as the Preferred Stock is outstanding, Common Stock dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Stock, subject to certain limited exceptions. This restriction will terminate on April 24, 2012, or earlier if the Preferred Stock has been redeemed in whole or if the Treasury has transferred all of the Preferred Stock to third parties. The Company paid no cash dividends to its common shareholders in 2011 or 2010.

NOTE 17 – STOCK-BASED COMPENSATION PLANS

Stock Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010, dividend yields of $0.00 per share, expected volatility from 38 to 43 percent, risk-free interest rates from 2.48 to 3.32 percent, and expected life of 10 years. The weighted average fair market value of options granted approximated $0.79 in 2011 and $1.00 in 2010.

Continued

NOTE 17 – STOCK-BASED COMPENSATION PLANS, Continued

A summary of the status of the plans as of December 31, 2011 and 2010, and changes during the years ending on those dates is presented below (all shares and exercise prices have been adjusted for stock dividends and the stock split since the date of grant):

	Options outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	154,868	$9.86
Granted	9,500	2.03
Exercised	-	-		$-
Forfeited or expired	(20,944)	9.72
Outstanding at December 31, 2010	143,424	9.36	5.45	$-
Granted	6,000	1.36
Exercised	-	-
Forfeited or expired	(12,914)	7.71
Outstanding at December 31, 2011	136,510	9.16	4.86	$-

Options exercisable at year-end	126,733	9.48	4.86	$-

Shares available for grant at December 31, 2011	345,650

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options at December 31, 2010	18,299	$6.17
Granted	6,000	1.36
Vested	(1,608)	10.75
Forfeited or expired	(12,914)	7.71
Non-vested options at December 31, 2011	9,777	$5.07

We have unrecognized compensation cost of $28,134 and $43,863 at December 31, 2011 and 2010 respectively, related to non-vested stock options.

Weighted Average Remaining Contractual Life (Years)	Number of Shares Outstanding	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Exercise Price
Less than one year	15,470	$9.15	15,470	$9.15
After one year but within two years	3,820	10.47	3,820	10.47
After two years but within three years	22,099	12.96	22,099	12.96
After three years but within four years	13,310	14.91	13,310	14.91
After four years but within five years	21,364	10.75	21,364	10.75
After five years but within six years	17,447	10.49	15,620	10.53
After six years but within seven years	14,000	7.59	11,600	7.59
After seven years but within eight years	14,500	2.77	11,125	2.76
After eight years but within nine years	8,500	2.04	6,700	2.17
After nine years	6,000	1.33	5,625	1.34
	136,510	9.16	126,733	9.48
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

Continued

NOTE 17 – STOCK-BASED COMPENSATION PLANS, Continued

Restricted Stock Awards

On July 20, 2011 the Board of Directors of the Company approved a Restricted Stock Plan (“Plan”) for its executive officers and employees and set aside 103,000 shares of its common stock to be issued in connection with the Plan.  Restricted stock awards granted vest over a period of five years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and included in salary expense on a straight line basis over the vesting period.  In 2011 the Company granted 92,500 shares, and 18,500 shares were vested at a fair market value of $1.50 per share.

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to one-hundred percent of such contributions which do not exceed three percent of the contributor’s annual salary, plus fifty percent of such contributions as exceed three percent but do not exceed five percent of the contributor’s annual salary, subject to certain adjustments and limitations. Contributions to the plan of $206,083 and $205,450 were charged to operations during 2011 and 2010, respectively.

Supplemental benefits have been approved by the Board of Directors for certain executive officers of the Company. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, a source for certain funding is provided informally and indirectly by life insurance policies owned by the Banks. The Company recorded expense related to these benefits of $105,347 and $79,465 in 2011 and 2010, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2011, that the Banks meet all capital adequacy requirements to which they are subject.

Continued

NOTE 19 - REGULATORY MATTERS, Continued

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

The Banks believe they have responded appropriately to substantially all of the requirements of the Agreements, including completing plans and programs within the time frames required by the Agreements.  The current status of those actions are disclosed in the financial data and Management’s Discussion and Analysis in this report.  If the Banks do not satisfy and maintain adherence with each of the requirements set forth in the Agreements, the Banks will be deemed to be in non-compliance.  Failure to comply with the Agreements could result in the OCC’s taking additional enforcement actions against the Banks.  The Banks’ ability to meet some of the goals set forth in the Agreements depends in part upon their financial performance, the stabilization of local real estate markets, and improvement in economic conditions in general.

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

The Company’s and the Banks’ actual capital amounts and ratios and minimum regulatory amounts and ratios are presented in the table that follows.

Continued

NOTE 19 - REGULATORY MATTERS, Continued

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollar amounts in thousands)
Peoples Bancorporation, Inc.:
As of December 31, 2011
Total Capital (to risk-weighted assets)	$53,421	16.13%	$26,495	8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	49,247	14.87	13,247	4.00	N/A	N/A
Tier 1 Capital (to adjusted total assets)	49,247	9.08	21,695	4.00	N/A	N/A

As of December 31, 2010
Total Capital (to risk-weighted assets)	53,019	14.12	30,039	8.00	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	48,286	12.86	15,019	4.00	N/A	N/A
Tier 1 Capital (to adjusted total assets)	48,286	8.92	21,653	4.00	N/A	N/A

The Peoples National Bank(1):
As of December 31, 2011
Total Capital (to risk-weighted assets)	32,501	15.95	16,301	8.00	$20,377	10.00%
Tier 1 Capital (to risk-weighted assets)	29,927	14.68	8,154	4.00	12,232	6.00
Tier 1 Capital (to adjusted total assets)	29,927	9.48	12,627	4.00	15,784	5.00

As of December 31, 2010
Total Capital (to risk-weighted assets)	31,705	13.29	19,085	8.00	23,856	10.00
Tier 1 Capital (to risk-weighted assets)	28,690	12.03	9,539	4.00	14,309	6.00
Tier 1 Capital (to adjusted total assets)	28,690	8.91	12,880	4.00	16,100	5.00

Bank of Anderson, N.A.(1):
As of December 31, 2011
Total Capital (to risk-weighted assets)	12,966	16.70	6,211	8.00	7,764	10.00
Tier 1 Capital (to risk-weighted assets)	11,992	15.45	3,105	4.00	4,657	6.00
Tier 1 Capital (to adjusted total assets)	11,992	8.47	5,663	4.00	7,079	5.00

As of December 31, 2010
Total Capital (to risk-weighted assets)	13,143	15.53	6,770	8.00	8,463	10.00
Tier 1 Capital (to risk-weighted assets)	12,079	14.28	3,383	4.00	5,075	6.00
Tier 1 Capital (to adjusted total assets)	12,079	8.33	5,800	4.00	7,250	5.00

Seneca National Bank(1):
As of December 31, 2011
Total Capital (to risk-weighted assets)	7,226	14.82	3,901	8.00	4,876	10.00
Tier 1 Capital (to risk-weighted assets)	6,613	13.56	1,951	4.00	2,926	6.00
Tier 1 Capital (to adjusted total assets)	6,613	8.52	3,105	4.00	3,881	5.00

As of December 31, 2010	7,169	13.71	4,182	8.00	5,228	10.00
Total Capital (to risk-weighted assets)	6,513	12.46	2,091	4.00	3,136	6.00
Tier 1 Capital (to risk-weighted assets)	6,513	8.82	2,954	4.00	3,692	5.00
Tier 1 Capital (to adjusted total assets)

(1)  The OCC has established individual minimum capital ratios for the three Banks pursuant to 12 C.F.R. Section 3.10.  These minimum requirements exceed the normal regulatory requirements to be well capitalized.   Currently each of the Banks is required to maintain 12% total risk-based capital, 10% tier 1 risk-based capital, and 8% leverage ratio.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. ASC Topic 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common and preferred stock, premises and equipment and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments are as follows (tabular amounts in thousands):
	December 31,
	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and due from banks	$8,078	$8,078	$6,612	$6,612
Interest-bearing deposits in other banks	2	2	1	1
Federal funds sold	12,507	12,507	10,631	10,631
Trading assets	160	160	76	76
Securities available for sale	193,118	193,118	130,650	130,650
Securities held to maturity	4,530	4,817	7,249	7,375
Other investments	2,633	2,633	4,319	4,319
Loans (gross)	286,444	285,072	340,713	338,445
Cash surrender value of life insurance	13,262	13,262	12,791	12,791
Financial liabilities:
Deposits	476,453	477,209	474,754	475,384
Securities sold under repurchase agreements	10,191	10,191	10,362	10,362

Continued

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS. Continued
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

Assets and liabilities measured at fair value on a recurring basis or nonrecurring basis are as follows as of December 31, 2011 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale securities:
Government sponsored enterprise securities	$-	$1,524	$-	$1,524
Mortgage backed securities	-	88,504		88,504
Other securities	-	89		89
Obligations of states and political subdivisions	-	103,001		103,001
Trading assets - other	160	-	-	160
Total	$160	$193,118	$-	$193,278

Nonrecurring Basis:
Impaired loans	$-	$9,204	$-	$9,204
Assets acquired in settlement of loans	-	15,103	-	15,103
Total	$-	$24,307	$-	$24,307

Continued

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS. Continued
Assets and liabilities measured at fair value on a recurring basis or nonrecurring basis are as follows as of December 31, 2010 (tabular amounts in thousands):

	Quoted market price in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Basis:
Available for sale securities:
Government sponsored enterprise securities	$-	$1,726	$-	$1,726
Mortgage backed securities	-	95,906		95,906
Other securities	-	577		577
Obligations of states and political subdivisions	-	32,441		32,441
Trading assets - other	76	-	-	76
Total	$76	$130,650	$-	$130,726

Nonrecurring Basis:
Impaired loans	$-	$14,482	$-	$14,482
Assets acquired in settlement of loans	-	13,344	-	13,344
Total	$-	$27,826	$-	$27,826

NOTE 21 – CONDENSED FINANCIAL INFORMATION

Following is condensed financial information of Peoples Bancorporation, Inc. (parent company only) (tabular amounts in thousands):

CONDENSED BALANCE SHEETS
	December 31,
	2011	2010
ASSETS
Cash	$604	$996
Investment in bank subsidiaries	58,198	51,294
Other assets	385	172
	$59,187	$52,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$202	$164
Shareholders’ equity	58,985	52,298
	$59,187	$52,462

CONDENSED STATEMENTS OF INCOME
	For the years ended December 31,
	2011	2010
INCOME
Other income	$50	$-
Fees and dividends from subsidiaries	5,190	4,874
	5,240	4,874
EXPENSES
Salaries and benefits	3,352	3,354
Occupancy	8	9
Equipment	360	354
Other operating	1,195	1,135
	4,915	4,852
EQUITY IN UNDISTRIBUTED NET INCOME OF BANK SUBSIDIARIES	2,526	283
Income before income taxes	2,851	305
INCOME TAX BENEFIT	(92)	(78)
NET INCOME	$2,943	$383

Continued

NOTE 21 – CONDENSED FINANCIAL INFORMATION, Continued

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$2,943	$383
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of bank subsidiaries	(2,526)	(283)
Stock based compensation	29	43
(Increase) decrease in other assets	(213)	122
(Decrease) increase in other liabilities	38	(168)
Net cash provided by operating activities	271	97

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	27	-
Cash dividends	(690)	(690)
Net cash used for financing activities	(663)	(690)
Net decrease in cash	(392)	(593)

CASH, BEGINNING OF YEAR	996	1,589

CASH, END OF YEAR	$604	$996

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9 B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Nominating Committee believes the combined business and professional experience of the Company’s directors, and their various areas of expertise make them a useful resource to management and qualify them for service on the Board.   During their tenures, these directors have gained considerable institutional knowledge about the Company and its operations, which has made them effective board members.  Because the Company’s operations are complex and highly regulated, continuity of service and this development of institutional knowledge help make the Board more efficient and more effective at developing long-range plans than it would be if there were frequent turnover in Board membership.  When Board members retire from the Board, the Nominating Committee seeks out replacements who it believes will make significant contributions to the Board for a variety of reasons, including among others, business and financial experience and expertise, business and government contacts, relationship skills, knowledge of the Company, and diversity.  Our directors are also significantly involved in the communities we serve, and provide important liaisons between us and our customers and our shareholders.  Information about each of the Company’s Directors and Executive Officers is provided below.

Directors Whose Terms Expire in 2012

R. Riggie Ridgeway, age 65, retired in 2011 following a 38-year career in banking.  Mr. Ridgeway served as our Chief Executive Officer Emeritus from July 2010 to July 2011.  Mr. Ridgeway served as our Chief Executive Officer from April 2004 until July 2010.  He was also our President from April 2004 through 2008.  Prior to that time, Mr. Ridgeway served as our Executive Vice President.  Mr. Ridgeway also served as President and Chief Executive Officer of The Peoples National Bank from 1996 until April 2005.  From 1986 until 1996, Mr. Ridgeway served as Executive Vice President and senior loan officer of The Peoples National Bank.  Mr. Ridgeway, who has well over 40 years of banking experience, began his banking career with South Carolina National Bank in 1969.  In 1973, he accepted a job at Southern Bank and Trust Company (now Wells Fargo) in Greenville and served there in various capacities for over 10 years.  In 1983, he began the commercial banking function at American Federal Savings Bank, also in Greenville, and remained there until 1986 when The Peoples National Bank was organized.  Mr. Ridgeway has been a director of The Peoples National Bank since 1986 and a director of our Company since its formation in 1992.  Mr. Ridgeway’s long history with the Company, extensive banking background, and his commitment to the success of the Company qualify him to serve on the Company’s Board of Directors.

Timothy J. Reed, age 54, worked for 20 years in the frozen food industry for Modern Storage, Co, Inc. as their Vice President in charge of marketing.  Mr. Reed left that position in 2001 and was a real estate broker for Prudential, C. Dan Joyner, in Seneca, from 2007 to 2008.  Since 2005, Mr. Reed has been a partner in Margin Holdings, Greenville, South Carolina.  Mr. Reed is engaged in varied business ventures and pursues real estate investing.  Mr. Reed recently co-founded Upstate Carolina Angel Network (UCAN), and served as their former Board Chairman. Mr. Reed is a past Chair of the Board of the United Way in Greenville, South Carolina, and a past Chair of the Clemson University Board of Visitors.  Mr. Reed also serves as a Trustee of Columbia Theological Seminary, and on the Boards of the Metropolitan Arts Council, the Greenville Chamber of Commerce, Greenville Technical College Foundation, University Center Greenville and SC Launch.  Mr. Reed has been a director of The Peoples National Bank and a director of our Company since March 2007.  Mr. Reed has a strong background in real estate, sales and marketing.  His varied business background and experience, as well as his community involvement, qualify him to serve on the Company’s Board of Directors.

Robert E. Dye, Jr., age 44, has served as our Senior Vice President, Chief Financial Officer and Secretary since April 2004.  Prior to that time, Mr. Dye served as Director of Corporate Activities for our Banks and our Company from August 2002 through April 2004, and served as Director of Expansion and Development from November 1997 through July 2002.  Prior to joining our Company, Mr. Dye served as Vice President for Britt, Peters & Associates, Inc., an engineering firm in Greenville, South Carolina.  Prior to that, Mr. Dye served as an engineer for the South Carolina operations of Vulcan Materials Company.  Mr. Dye is a trustee of Baptist Healthcare System of South Carolina and serves on the Board of Directors of Baptist Easley Hospital.  Mr. Dye has been a director of The Peoples National Bank and a director of our Company since 1997, and a director of Seneca National Bank since November 2011.  Mr. Dye’s business experience, his extensive knowledge of the banking industry, and his involvement in the community qualify him to serve on the Company’s Board of Directors

W.Rutledge Galloway, age 68, has been Chief Executive Officer of Galloway-Bell, Inc., a residential, industrial and commercial insulation contractor, since 1972.  Mr. Galloway is a member of the Board of Trustees of Presbyterian College, and has previously served as a director of the Greenville, South Carolina Home Builders Association.  Mr. Galloway has been a director of The Peoples National Bank since its formation in 1986 and a director of our Company since 1992.  The Company recognizes Mr. Galloway’s commitment to the Company’s success as shown by his 24 years of service to The Peoples National Bank.  Mr. Galloway’s business background and experience qualify him to serve on the Company’s Board of Directors.

E.Smyth McKissick, III, age 55, has been President of Alice Manufacturing Company, a textile manufacturing company, since 1988.  Mr. McKissick is a past Chairman of the National Council of Textile Organizations and past Chairman of the South Carolina Manufacturers Alliance.  In addition, Mr. McKissick serves on the Board of Trustees of Clemson University and the Institute of Textile Technology.  Mr. McKissick has been a director of The Peoples National Bank and a director of our Company since 1992.  The Company believes that Mr. McKissick’s business background and experience have been valuable to the Company in its decision making, and qualify him to serve on the Company’s Board of Directors.

William B. West, age 62, has served as our Executive Vice President and Treasurer since April 2004.  Prior to that time, he served as our Senior Vice President and Chief Financial Officer from July 1998 until April 2004.  Mr. West was Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director of First United Bancorporation, Executive Vice President and Cashier and a director of Anderson National Bank, Cashier of Spartanburg National Bank, Cashier and a director of Community Bank of Greenville, N.A., and Treasurer and a director of Quick Credit Corporation until the merger of First United Bancorporation into Regions Financial Corporation in June of 1998.  Mr. West, who has 38 years of banking experience, began his career with the Office of the Comptroller of the Currency as a National Bank Examiner in 1972.  Mr. West has been a director of our Company since 2000.  Mr. West’s long and successful career in the financial industry and his extensive knowledge of banking activities qualify him to serve on the Company’s Board of Directors.

Directors Whose Terms Expire in 2014

Charles E. Dalton, age 69, has been President and Chief Executive Officer of Blue Ridge Electric Cooperative, located in Pickens, South Carolina, since 1982.  Mr. Dalton is past president of the Association of Electric Cooperatives of South Carolina.  Mr. Dalton serves on the boards of the Foothills Community Foundation, the Greenville Chamber of Commerce, the Upstate American Red Cross, the South Carolina Chamber of Commerce, and the IPTAY Scholarship Foundation of Clemson University.  Mr. Dalton has been a director of The Peoples National Bank and a director of our Company since 1993, and a director of Bank of Anderson, N.A. since January 2006.  The Company believes that Mr. Dalton’s business background and experience, as well as his participation on numerous other boards, have been valuable to the Company, and qualify him to serve on the Company’s Board of Directors.

George Weston Nalley, age 47, has been President of Nalley Construction Company, Inc., in Easley, South Carolina since 2000.  Mr. Nalley currently serves on the Board of Visitors for Presbyterian College.  Mr. Nalley has been a director of The Peoples National Bank since March 2005 and a director of our Company since June 2005.   Mr. Nalley is the son of our director George B. Nalley, Jr.  The Company believes that Mr. Nalley’s extensive business background, community involvement, and long-standing commitment to the success of the Company qualify him to serve on the Company’s Board of Directors.

William R. Rowan, III, age 65, retired in 2005 following a 37-year career in banking.  Mr. Rowan served as Regional President of BB&T with management responsibility for upstate South Carolina from 1990 until his retirement.  Mr. Rowan had been with BB&T since 1987 when it acquired Community Bank of Greenville, South Carolina, where Mr. Rowan had been a banker since 1977.  Mr. Rowan’s past community activities include serving on the Boards of the Greenville County Redevelopment Authority, the Greenville Area Development Corporation, the Greenville Chamber of Commerce, St. Francis Bon Secours Hospital Foundation, the Greenville United Way and the Boys’ Home of the South.  Mr. Rowan has been a director of our Company since January 2006, a director of The Peoples National Bank since October 2005, and a director of Bank of Anderson, N.A. since January 2006.  Mr. Rowan’s experience in the banking industry and his extensive community involvement qualify him to serve on the Company’s Board of Directors.

D. Gray Suggs, age 51, has been a partner with Suggs Johnson, LLC, Certified Public Accountants and Consultants since 2006.  Prior to 2006, Mr. Suggs was a shareholder with Elliott Davis, LLC in Anderson for eight years.  He currently serves as a Board Member for Foothills Community Foundation, the Salvation Army, Young Life, Real Champions, and Anderson Christian School.  Mr. Suggs has been a director of Bank of Anderson, N.A. since May 2006, and a director of our Company since March 2007.  Mr. Suggs’ accounting background and experience on other civic boards qualify him to serve on the Company’s Board of Directors.

L. Andrew Westbrook, III, age 49, has served as the President and Chief Executive Officer of our Company since July 2010.  Prior to that time, Mr. Westbrook had served as President and Chief Operating Officer of our Company since January 2009, and served as Executive Vice President of our Company from December 2006 through 2008.  Mr. Westbrook has served as President and Chief Executive Officer of The Peoples National Bank since April 2005, and he also served as President and Chief Executive Officer of Bank of Anderson, N.A. from January 2006 to August 2008.  Prior to that time, Mr. Westbrook served as Senior Vice President and City/Area Executive of Branch Bank & Trust in Greenville, South Carolina from 2002 to 2005, and Senior Vice President and City/Area Executive of BB&T in Spartanburg, South Carolina from 1993 to 2002.  Mr. Westbrook serves on the boards of the Humanities Council of South Carolina and the University Center of Greenville.  Mr. Westbrook has been a director of The Peoples National Bank since April 2005 and a director of our Company since July 2007.  Mr. Westbrook’s banking expertise and successful career in the financial industry, along with his commitment to the communities served by the Company, qualify him to serve on the Company’s Board of Directors.

Directors Whose Terms Expire in 2013

Paul C. Aughtry, III, age 62, is a director and founder of Windsor/Aughtry Company, Inc., a real estate development and brokerage firm based in Greenville, South Carolina.  Mr. Aughtry has served in these positions since 1988.  Mr. Aughtry is also a principal of AHG Hotels, LLC, which is an owner and developer of hotels in the Southeast, and a director and principal of Hospitality America, Inc. of Nashville, Tennessee, a hotel management firm.  Mr. Aughtry serves on the Citadel Foundation and its Real Estate Committee, is currently chairman of Hilton Hotel Corporation’s Hampton Inn Advisory Council, and is on Furman University’s Advisory Board.  Mr. Aughtry also serves on the Boards of the Upstate March of Dimes, the Greenville United Way, and the Peace Center for the Performing Arts, and as Chairman of the South Carolina Department of Health and Environmental Control. Mr. Aughtry is a director of The Peoples National Bank, and has been a director of our Company since March 2007.  Mr. Aughtry’s real estate background and his strong commitment to the local community qualify him to serve on the Company’s Board of Directors.

Eugene W. Merritt, Jr., age 68, has been co-owner and President of Merritt Brothers, Inc., a commercial landscape company, since 1971. In addition, Mr. Merritt is a co-owner of Merritt Brothers Tree Farm located in Easley, South Carolina. Mr. Merritt is currently serving as a Director of the AgSouth Farm Credit in Statesboro, Georgia. Mr. Merritt has been a director of The Peoples National Bank and a director of our Company since 1992.  Mr. Merritt’s business background and his strong commitment to the local community qualify him to serve on the Company’s Board of Directors.

George B. Nalley, Jr., age 73, the Chairman of our Board, has been Managing Partner of Nalley Commercial Properties since 1964, and is also Chairman of Nalley Construction Company, Inc., and Town ‘N Country Realty of Easley, Inc., each of which is located in Easley, South Carolina. Mr. Nalley has been a director of The Peoples National Bank since 1986 and a director of our Company since 1992.  Mr. Nalley is the father of our director George Weston Nalley.  Mr. Nalley’s background in real estate, his vast business experience and his strong commitment to the local community qualify him to serve on the Company’s Board of Directors.

Executive Officers

L. Andrew Westbrook, III is our President and Chief Executive Officer, as well as President and Chief Executive Officer of The Peoples National Bank; William B. West is our Executive Vice President and Treasurer; and Robert E. Dye, Jr. is our Senior Vice President, Chief Financial Officer and Secretary.  Information about Messrs. Westbrook, West and Dye, each of whom is also one of our directors, is provided above under “Directors.”

Audit Committee

The Company has established a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to assist the Board in fulfilling its responsibilities relating to our corporate accounting and reporting practices.  The members of the Audit Committee are Charles E. Dalton, G. Weston Nalley, Timothy J. Reed, William R. Rowan, III, and D. Gray Suggs.  Each member of the Audit Committee is independent as defined in the Nasdaq Stock Market, Inc. Marketplace Rules, as modified or supplemented (the “Nasdaq Rules”).

Section 16(A) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors, executive officers and certain individuals are required to report periodically their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission.  Based on a review of Section 16(a) reports available to us and written representations of persons subject to Section 16(a), it appears that all such reports for these persons were filed in a timely fashion during 2011.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Our Compensation Committee has developed and implemented a formalized salary administration program for all our personnel, including our executive officers.  Elements of compensation for executive officers include a base salary, insurance and other related benefits, pension benefits, and, if performance goals are met, may include incentive cash awards, bonuses, and stock options.  The Committee’s objectives in setting, and reasons for paying, each element of executive compensation are:

•	to attract, motivate and retain our key employees;
•	to maintain a base salary structure that is competitive in our marketplace;
•	to link annual incentive cash awards with specific profitability and performance goals; and
•	to provide long-term incentive awards in the form of stock options that couple management ownership with shareholder value.

The Compensation Committee’s philosophy is designed to reward our individual executive officers both for their personal performance and for performance of our Company with respect to growth in assets and earnings, expansion and increases in shareholder value.  The Committee makes its decisions about allocations between long-term and current compensation, allocations between cash and non-cash compensation, and allocations among various forms of compensation, in its discretion based on the Committee’s subjective assessment of how these allocations will best meet the Company’s overall compensation goals outlined above.

Each element of compensation has a specific purpose related to the Company’s overall compensation objectives.  For instance, base salaries are primarily designed to be competitive in the marketplace and to attract and retain key employees.  Cash incentive awards are designed to align the employee’s annual incentive compensation with the current stated financial objectives of the Company.  Stock options provide very long-term incentives, in that they only have value to the employee if the Company’s stock value increases over time.  Vesting schedules and certain other elements of compensation, such as salary continuation plans for executive officers, are designed to provide incentives for our officers to remain in the employ of the Company.

Compensation issues have come to the forefront during the recent financial crises and economic downturn and created significant stress to executive compensation structures.  The Compensation Committee is, however, committed to being responsive to the rapidly changing compensation arena as it unfolds.  The Committee’s guiding principle will remain the creation of a compensation plan that will continue to attract and retain and properly reward exceptional talent based on individual and collective performance as it directly relates to shareholder value.

Summary of Executive Officer Compensation

The following table provides summary information for the years ended December 31, 2011 and 2010 concerning compensation awarded to, earned by, paid to or on behalf of, our Chief Executive Officer during 2011, and our two next most highly compensated executive officers whose total compensation in 2011 exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus (2)	Stock Awards(3) ($)	Non- Equity Incentive Plan Compen-sation	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)(4)	Total ($)

L. Andrew Westbrook, III	2011	$261,501	$0	$0	$0	$0	$50,470	$311,971
President and Chief Executive Officer since July 2010; President and Chief Operating Officer until July 2010	2010	$261,501	$0	$0	$0	$0	$37,834	$299.335

William B. West	2011	$198,501	$0	$1,500	$0	$0	$50,936	$250,937
Executive Vice President	2010	$195,901	$0	$0	$0	$0	$41,802	$237,703

Robert E. Dye, Jr.	2011	$142,677	$0	$1,500	$0	$0	$24,780	$168,957
Senior Vice President and	2010	$140,801	$0	$0	$0	$0	$22,351	$163,152
Chief Financial Officer

(1)	Includes amounts deferred and contributed to the 401(k) Plan by the named officer.
(2)	No cash bonuses were paid in 2010 or 2011.
(3)
The aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC topic 718.  These shares vested/vest in equal increments on August 15, 2011, and on each of January 2, 2012, 2013, 2014, and 2015.

(4)
In 2011, includes for each of Messrs. Westbrook, West, and Dye:  director fees of $2,500, $2,000, and $2,300, respectively; our contributions to the 401(k) Plan of $9,800, $7,942, and $5,703, respectively; medical and dental insurance premiums of $9,764, $8,700, and $9,621, respectively; and imputed income from term life insurance of $10,651; $29,700; and $4,070, respectively.  Also includes for each of Messrs. Westbrook, West, and Dye fees paid for country club/eating club dues, the use of a Company-owned vehicle, and cellular phone service, which did not exceed $10,000 in the aggregate.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information about stock options and restricted stock held by our executive officers at the end of 2011.  We have not made any other equity-based awards to our executives, and we did not grant them options in 2011.

	Option Awards				Stock Awards(3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or units of stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
William B. West	0	0	0	N/A	3,000	$12,000
L. Andrew Westbrook, III (1)	5,512	0	$10.25	04/01/16	10,000	$40,000
	4,280	0	$10.43	09/29/16
	5,459	963	$10.48	01/02/17
Robert E. Dye, Jr. (2)	2,009	0	$9.33	07/16/12	3,000	$12,000
	4,558	0	$12.89	05/18/14

(1)
Mr. Westbrook’s options were granted on April 1, 2006, September 29, 2006 and January 2, 2007.  The options vest over a five year period: 25% vested upon grant and an additional 15% vest on the anniversary of the grant each year thereafter.  Six months must elapse between the date of grant and the date of sale of common stock acquired on exercise of the options.  The options are exercisable for a period of ten years.

(2)
Mr. Dye’s options were granted on July 16, 2002 and May 18, 2001.  The options vest over a five year period: 25% vested upon grant and an additional 15% vest on the anniversary of the grant each year thereafter.  Six months must elapse between the date of grant and the date of sale of common stock acquired on exercise of the options.  The options are exercisable for a period of ten years.

(3)
Restricted stock awards awarded August 15, 2011 that vest in equal increments on each of January 2, 2012, 2013, 2014, and 2015.  The market value is based on the last sale price on the OTC Bulletin Board on December 31, 2011.

Noncompetition, Severance and Employment Agreements

The Company has entered into a Noncompetition, Severance and Employment Agreement with Mr. West, and The Peoples National Bank has entered into a Noncompetition, Severance and Employment Agreement with Mr. Westbrook.  The employment agreements with Messrs. West and Westbrook provided for one year terms, but further provide for our Board of Directors (with respect to Mr. West) or The Peoples National Bank (with respect to Mr. Westbrook) to meet annually in May of each year (beginning in 2009) to determine whether to extend the agreement for an additional year.  The Boards extended the agreements for an additional year in May 2011.

Mr. West's annual base salary is currently $203,600, and Mr. Westbrook's annual base salary is currently $261,400.  As provided under their respective employment agreements, these salaries are subject to potential annual increases at the discretion of the respective boards of directors.  Messrs. West and Westbrook are also eligible for annual performance based cash compensation and stock-based awards as determined by the respective boards of directors or pursuant to applicable incentive or benefit plans adopted by us.  Additionally, they will each be provided with an automobile and country club dues not to exceed $400 monthly, and will be eligible to receive any other employee benefits generally provided by us or our Bank to our respective most highly ranking executives.  Messrs. West and Westbrook are also eligible to receive a separate Salary Continuation Agreement that provides nonqualified deferred compensation benefits.

Under their respective employment agreements, Messrs. West and Westbrook may be terminated for cause or as a result of disability for a period of 180 days, in which cases we will have no further obligations to make payments past the date of such termination, except that in the case of a termination as a result of disability, we must additionally pay the executive a bonus equal to a pro rata portion of his previous year’s bonus.  “Cause” is defined to include:  (a) the commission of a willful or grossly negligent act or omission which is intended to cause, actually causes, or is reasonably likely to cause us material harm; (b) indictment for the commission or perpetration of any felony or any crime involving dishonesty, moral turpitude or fraud; (c) material breach of the agreement; (d) the receipt by us of notice that a regulatory agency intends to institute regulatory action of any kind against the executive or us, provided that it is determined by the respective boards of directors in good faith that the executive’s actions contributed to the initiation of such regulatory action or that the termination of the executive would materially assist us in complying with the action or in avoiding adverse effects from such action; (e) the exhibition of behavior within the scope of employment that is materially disruptive to our business operations; or (f) failure to devote full business time and attention to employment duties.

We may also terminate Messrs. West’s and Westbrook’s employment without cause, but we must make payments to them if we do so.  In the case of a termination without cause of either Mr. West or Mr. Westbrook, the terminated executive will be entitled to receive severance compensation for 24 months in an amount equal to 100% of his then current monthly base salary, together with a bonus equal to a pro rata portion of his previous year's bonus.

If either executive dies while employed by us, we will be obligated to pay his estate any sums due and owing through the end of the month during which the death occurred.  Additionally, we must pay the executive’s estate a bonus equal to a pro rata portion of the executive’s previous year’s bonus.

Under the agreements, Messrs. West and Westbrook also have the right to terminate their employment at any time upon written notice to us.  In such event, we will only be obligated to pay any amounts due and owing up to and including the date of such termination.

The employment agreements with Messrs. West and Westbrook also provide for change in control benefits, regardless of whether the executive remains employed by us or our successor following a change in control.  In the event of a change in control (as defined by Treasury Regulation Section 1.409A-3(i)(5)), the executive will be entitled to cash compensation equal to three times his then current annual base salary as well as a bonus equal to a pro rata portion of his previous year’s bonus.  Additionally, any outstanding incentive awards or stock options shall become fully vested.

At the time of any termination of employment for any reason, we will enter into a Severance Agreement and Release with the terminated executive acknowledging any remaining obligations.  This agreement will also discharge both us and the executive from any claims or obligations arising out of or in connection with the executive’s employment, including the circumstances surrounding the termination.

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

If we determine that any payments provided for in the agreement would constitute “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, then the compensation we would be required to pay under the agreement will be reduced to an amount the value of which is $1.00 less than the maximum amount that could be paid to the executive without the compensation being treated as an “excess parachute payment.”

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

Retirement Benefits

Salary Continuation Agreements

We have entered into Salary Continuation Agreements with Messrs. Westbrook, West and Dye.  The agreements provide for payments of benefits to Messrs. Westbrook, West and Dye commencing at their retirements at age 65, or earlier to the respective executive’s beneficiary in the event of the executive’s death.   We have purchased universal life insurance policies on the lives of Messrs. Westbrook, West and Dye which are reflected in our balance sheet as cash surrender value of life insurance.  Although we plan to use these policies to fund our obligations under the agreements, our obligations are independent of the policies.

The agreements with each of Messrs. Westbrook, West and Dye provide that if their employment with us is terminated at the later of age 65 or upon “separation of service” (as defined in Sections 414(b) and 414(c) the Internal Revenue Code), we will pay them an annual benefit of 15% of their final pay.   The agreements define “final pay” as the executive’s highest annualized base salary (before reduction for compensation deferred pursuant to all qualified, non-qualified, and Internal Revenue Code Section 125 plans) from the three years prior to separation from service, including the year separation from service occurs.  This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following retirement.  We refer to this benefit as the “normal retirement benefit.”  These annual amounts are currently estimated to be $73,440, $34,359, and $48,093 for Messrs. Westbrook, West and Dye respectively, at each of their projected normal retirement dates.

The agreements with each of Messrs. Westbrook, West and Dye provide that if their employment with us is terminated prior to age 65, except following a change of control or due to death, disability or termination for cause, we are required to pay them the vested percentage, determined as of the end of the plan year preceding separation from service, of the normal retirement benefit referred to in the paragraph above pursuant to a vesting schedule.  For Mr. Westbrook, the vesting schedule ranges from 21.83% for the plan year ending September 30, 2011 to 100% at or after May 27, 2027.  For Mr. West, the vesting schedule ranges from 38.78% for the plan year ending September 30, 2011 to 100% at or after January 31, 2015.  For Mr. Dye, the vesting schedule ranges from 19.79% for the plan year ending September 30, 2011 to 100% at or after July 5, 2032.  This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following the executive’s reaching age 65.

The agreements with each of Messrs. Westbrook, West, and Dye provide that if their employment with us is terminated prior to age 65 due to disability, we are required to pay them the vested percentage, determined as of the end of the plan year preceding separation from service, of the normal retirement benefit pursuant to a vesting schedule.  For Mr. Westbrook, the vesting schedule ranges from 36.38% for the plan year ending September 30, 2011 to 100% at or after May 27, 2027.  For Mr. West, the vesting schedule ranges from 64.63% for the plan year ending September 30, 2011 to 100% at or after January 31, 2015.  For Mr. Dye, the vesting schedule ranges from 32.98% for the plan year ending September 30, 2011 to 100% at or after July 5, 2032.  This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following the executive’s reaching age 65.

The agreements with each of Messrs. Westbrook, West, and Dye provide that if there is a separation of service following a change in control, we are required to pay them 100% of 15% of final pay (as defined above) increased by 4% annually until they reach age 65.  This benefit is to be distributed in 12 equal monthly installments for a period of 15 years, commencing on the first day of the month following the executive’s reaching age 65.

The agreements define “change of control” as the occurrence of a “change in ownership” or a “change in effective control” of our Company or any affiliated corporation, as described in Treasury Regulations Section 1.409A-3(g)(5) (we refer to these terms collectively as “change in control events”).  To qualify as a change in control, the occurrence of the change in control event must be objectively determinable.  To constitute a change in control, the change in control event must relate to (i) the corporation for which the executive is performing services at the time of the change in control; (ii) the corporation that is liable for the payment of the deferred compensation; or (iii) a corporation that is a majority shareholder of a corporation identified in subparagraph (i) or (ii) above, or any corporation in a chain of corporations in which each corporation is a majority shareholder of another corporation in the chain, ending in a corporation identified in subparagraph (i) or (ii) above.

A “change in ownership” of a corporation occurs on the date that any one person, or more than one person acting as a group, acquires ownership of stock of the corporation that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of such corporation.  However, if any one person, or more than one person acting as a group, is considered to own more than 50 percent of the total fair market value or total voting power of the stock of a corporation, the acquisition of additional stock by the same person or persons is not considered to cause a change in ownership of the corporation or to cause a change in the effective control of the corporation.

Even if a corporation has not undergone a change in ownership, a “change in effective control” of a corporation occurs on the date that either: (i) any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the corporation possessing 35 percent or more of the total voting power of the stock of such corporation; or (ii) a majority of members of the corporation’s board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the corporation’s board of directors prior to the date of the appointment or election.

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

The agreements provide that, if any of Messrs. Westbrook, West, or Dye dies while in active service to us, we are required to pay his designated beneficiary 15% of final pay (as defined above) increased by 4% annually until they reach age 65.  This payment is to be made as a lump sum present value of the projected stream of payments at normal retirement within 60 days after we receive a copy of the death certificate.  If the executive dies after any benefit distributions have commenced under the agreement, but before receiving all such distributions, we are required to pay his beneficiary the remaining benefits at the same time and in the same amounts that would have been distributed to the executive had the executive survived.  If the executive is entitled to benefit distributions under the agreement, but dies prior to the commencement of benefit distributions, we are required to pay his beneficiary the same benefits that the executive was entitled to prior to death except that the benefit distributions will commence within 30 days following our receipt of the death certificate.

We are not required to make any payments to Messrs. Westbrook, West, or Dye if we terminate their employment for cause or if they are subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act.

The agreements also provide that Messrs. Westbrook, West, and Dye will forfeit their payments under the agreements if, while they are employed by us or while they are receiving payments under the agreements, they, directly or indirectly, own, manage, operate, control, are employed by, consult with, participate in, or are connected in any manner with the ownership, employment, management, operation, consulting or control of any financial services institution that competes with us.

The foregoing is merely a summary of certain provisions of the Salary Continuation Agreements and is qualified in its entirety by reference to the agreements, which have been filed with the Securities and Exchange Commission.

Temporary Limitation of Payments

In connection with the sale of preferred stock to the United States Treasury on April 24, 2009, Messrs. Westbrook, West, and Dye have waived certain rights and agreed to the modification of their compensation during the period that any of the preferred stock is held by the United States Treasury in order to comply with certain provisions of the Emergency Economic Stability Act of 2008 and the regulations issued thereunder.  Accordingly, some of the compensation and benefits discussed above may not be payable if the payment is due or accrues during the period that any of the preferred stock is held by the United States Treasury.

1993 Incentive Stock Option Plan

The 1993 Peoples Bancorporation, Inc. Incentive Stock Option Plan (the “1993 Plan”) reserved 890,968 shares (as adjusted for stock dividends and stock splits since inception of the plan) for issuance upon exercise of options under the plan, and provided for the grant of options at the discretion of our Board of Directors or a committee designated by the Board to administer the 1993 Plan.  The option exercise price was required to be at least 100% of the fair market value of the stock on the date the option was granted (or 110% in the case of an option granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company), and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of the holder’s Stock Option Agreement and the 1993 Plan.  Stock options granted pursuant to the 1993 Plan expire no later than ten years from the date on which they are granted, except in the case of options granted to ten percent shareholders, which expire not later than five years from the date on which they are granted.  The 1993 Plan had a ten-year term and has, therefore, terminated.  Although options may still be exercised under the 1993 Plan, no further options may be granted under the 1993 Plan.

2004 Stock Option Plan

The 2004 Stock Option Plan (the “2004 Plan”) reserved 355,535 shares (as adjusted for stock splits and stock dividends since inception of the plan) for issuance pursuant to the exercise of options under the 2004 Plan.  The plan is administered by our Board of Directors or a committee appointed by the Board.  Options awarded under the plan may be “incentive stock options” within the meaning of the Internal Revenue Code or non-qualified options.  Options may be granted pursuant to the 2004 Plan to persons who are directors, officers or key employees of the Company or any subsidiary (including officers who are employees) at the time of grant. Our Board of Directors or the committee selects the persons to receive grants under the 2004 Plan and determines the number of shares covered by options granted under the plan.  All stock options will have such exercise prices as may be determined by the Board of Directors or the committee at the time of grant, but such prices may not be less than the fair market value of our common stock (as determined in accordance with the plan) at the date of grant.  The Board of Directors or the committee may set other terms for the exercise of the options but may not grant to any one holder more than $100,000 of incentive stock options (based on the fair market value of the optioned shares on the date of the grant of the option) which first become exercisable in any calendar year. No options may be exercised after ten years from the date of grant, and options may not be transferred except by will or the laws of descent and distribution.  Incentive stock options may be exercised only while the optionee is an employee of our Company, within three months after the date of termination of employment, or within twelve months of death or disability, but only to the extent the option has not expired.

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

Restricted Stock Plan

On July 20, 2011 the Board of Directors of the Company approved a Restricted Stock Plan for its executive officers and employees and set aside 103,000 shares of its common stock to be issued in connection with the Plan.  Restricted stock awards granted vest over a period of five years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and included in salary expense on a straight line basis over the vesting period.  The Restricted Stock Plan has not yet been approved by the Company’s shareholders.

The foregoing summaries of the 1993 Stock Option Plan,  2004 Stock Option Plan and the Restricted Stock Plan are qualified in their entirety by reference to the plans, which have been filed with the Securities and Exchange Commission as exhibits to registration statements on Forms S-8 in 2004.

Compensation of Directors

Directors’ Fees

We paid director fees of $500 per board meeting in 2011, with the Chairman of the Board receiving an additional $500 per board meeting. We also paid committee fees of $250 per meeting in 2011.  We paid the chair of each committee an additional $100 for each meeting.

Most of our directors also served as a director of one of our Banks in 2011.  The Peoples National Bank paid director fees of $950 per meeting in 2011, with the Chairman receiving an additional $475 per meeting; Bank of Anderson, N.A. paid director fees of $500 per meeting in 2011, with the Chairman receiving an extra $250 per meeting; and Seneca National Bank paid director fees of $300 per meeting in 2011 with the Chairman receiving an extra $200 per meeting.  The Peoples National Bank paid committee fees of $200 per meeting in 2011; Bank of Anderson, N.A. paid committee fees of $150 per meeting in 2011; and Seneca National Bank paid committee fees of $100 per meeting in 2011.  The chairs of the Banks’ committees each receive an additional $100 per committee meeting.  Payment of director fees is not contingent upon attendance at regularly scheduled board meetings, but attendance is required for payment in connection with special called board meetings.

Information about fees paid to each director in 2011 is set forth in the “Director Compensation” table below.

1997 Non-Employee Director Stock Option Plan

The 1997 Non-Employee Director Stock Option Plan (the “1997 Plan”) initially reserved 410,479 shares (as adjusted for stock splits and stock dividends since inception of the plan) for issuance upon exercise of options under the 1997 Plan, and provided for the granting to our non-employee directors of options under a non-discretionary formula set forth in the 1997 Plan.  The option exercise price of each option was required to be not be less than 100% of the fair market value of the shares of our common stock on the date of grant, and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of the holder’s stock option agreement and the 1997 Plan.  Stock options granted pursuant to the 1997 Plan expire no later than ten years from the effective date of the 1997 Plan.

The 1997 Plan terminated on April 14, 2007, and no further options may be granted under the plan (though outstanding options may still be exercised until their expiration dates).

2007 Non-Employee Director Stock Option Plan

The 2007 Non-Employee Director Stock Option Plan (the “2007 Plan”) was approved by our shareholders at the 2007 Annual Meeting.  The provisions of the 2007 Plan are substantially the same as the provisions of the 1997 Plan and the plan is, in essence, an extension of the 1997 Plan.  The 1997 Plan expired with 88,715 shares (as adjusted for stock dividends since inception of the plan) shares still reserved for grant that could no longer be granted because of expiration of that plan.  Accordingly, the Board adopted, and shareholders approved, the new 2007 Plan reserving 88,715 shares (as adjusted for stock dividends since inception of the plan) for issuance upon exercise of options granted under the 2007 Plan.  The 2007 Plan is also a formula plan that provides for an annual grant after each annual meeting of shareholders of 500 shares to each person who has served as a non-employee director of the Company or its bank subsidiaries during the preceding year, with a maximum grant to any director of 5,000 shares in the aggregate under the 1997 and 2007 Plans.  Options granted under the 2007 Plan are exercisable immediately upon grant.  The option exercise price of each option must not be less than 100% of the fair market value of the shares of our common stock on the date of grant, and the options are exercisable by the holder thereof prior to their expiration in accordance with the terms of the holder’s stock option agreement and the 2007 Plan.  Stock options granted pursuant to the 2007 Plan expire no later than ten years from the effective date of the 2007 Plan.  Information about individual grants under the plan in 2011 is provided in the table below.

2011 Director Compensation

The table below provides information about the compensation we paid to each of our non-employee directors in 2011.  Information about compensation we paid to our executive officers who are also directors, including compensation paid to them in their capacity as directors, is provided in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Paul C. Aughtry, III	$19,800	0	$665	$0	$0	$0	$20,465
Charles E. Dalton	$29,350	0	0	$0	$0	$0	$29,350
W. Rutledge Galloway	$25,250	0	0	$0	$0	$0	$25,250
R. David Land	$10,600	0	0	$0	$0	$0	$10,600
E. Smyth McKissick, III	$11,000	0	0	$0	$0	$0	$11,000
Eugene W. Merritt, Jr.	$17,150	0	0	$0	$0	$0	$17,150
George B. Nalley, Jr.	$26,600	0	0	$0	$0	$0	$26,600
George Weston Nalley	$20,800	0	$665	$0	$0	$0	$21,465
Timothy J. Reed	$19,350	0	$665	$0	$0	$0	$20,015
William R. Rowan, III	$34,050	0	$665	$0	$0	$0	$34,715
D. Gray Suggs	$15,000	0	$665	$0	$0	$0	$15,665

(1)
Includes payment of directors’ fees for service on the board of the Company, fees for service as chairman of the board, and fees for service on the boards of our subsidiary banks.  Also includes the payment of fees for attendance at meetings of committees of the boards that the director serves on as well as fees for service as chairman of a board committee.

(2)
The assumptions made in valuation of option awards are set forth in Note 16 to the Company’s audited financial statements for the year ended December 31, 2011, which are included in our Form 10-K for the year ended December 31, 2011.  The amounts shown in this column are the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, and do not represent dollar amounts paid to the directors. Messrs. Aughtry, G. W. Nalley, Reed, Rowan and Suggs were granted options to purchase 500 shares each on May 25, 2011with a fair value at the time of grant of $1.33 per share, computed in accordance with FASB ASC Topic 718.  These options granted in 2011 vested immediately. The aggregate number of shares subject to outstanding stock options at fiscal year-end 2011 for each director is as follows:  Mr. Aughtry, 2,000 shares; Mr. Dalton, 1,002 shares; Mr. McKissick, 1,002 shares; Mr. Merritt, 1,002 shares; Mr. G. W. Nalley, 3,076 shares; Mr. Reed, 2,000 shares; Mr. Rowan, 2,525 shares; Mr. Suggs, 2,525 shares.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 25, 2012, the number of shares and percentage of the outstanding Peoples common stock beneficially owned by each of Peoples’ directors and executive officers and by all executive officers and directors as a group. In addition to Mr. Robert E. Dye, Jr. who serves as a director of Peoples, management is aware that Mr. Alexander C. Dye, Director of Expansion and Development of Peoples, beneficially owns more than 5% of the issued and outstanding shares of Peoples common stock.  There are no executive officers of Peoples who are not also directors of Peoples.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Non-Director Five Percent Beneficial Owners
Alexander C. Dye	465,950	(2)	6.62%
Directors
Paul C. Aughtry, III	76,861	(3)	1.09%
Charles E. Dalton	40,803	(4)	0.58%
Robert E. Dye, Jr.	526,175	(5)	7.47%
W. Rutledge Galloway	185,935	(6)	2.64%
E. Smyth McKissick, III	162,313	(7)	2.31%
Eugene W. Merritt, Jr.	50,781	(8)	0.72%
George B. Nalley, Jr.	175,244	(9)	2.49%
George Weston Nalley	30,865	(10)	0.44%
Timothy J. Reed	7,250	(11)	0.10%
R. Riggie Ridgeway	126,383	(12)	1.80%
William R. Rowan, III	16,747	(13)	0.24%
D. Gray Suggs	4,628	(14)	0.07%
William B. West	42,016	(15)	0.60%
L. Andrew Westbrook, III	42,254	(16)	0.60%
All Executive Officers and Directors as a Group (141 persons)	1,488,255		21.03%

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of Peoples’ common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for purposes of computing the percentage of ownership of the option holder, but not for the purpose of computing the percentage of ownership of any other person.

(2)
Includes 193,486 shares owned by Mr. Dye’s wife, 34,483 shares owned jointly with Mr. Dye’s wife, 24,891 shares held as custodian for Mr. Dye’s minor children and 2,735 shares subject to currently exercisable options.

(3)	Includes 29,850 shares owned by Mr. Aughtry’s wife, 2,000 shares held by Mr. Aughtry’s minor children and 2,000 shares subject to currently exercisable options.
(4)	Includes 3,657 shares owned jointly with Mr. Dalton’s wife and 1,002 shares subject to currently exercisable options.
(5)	Includes 221,732 shares held by Mr. Dye’s wife, 34,940 shares held as custodian for Mr. Dye’s minor children and 6,567 shares subject to currently exercisable options.
(6)	Includes 79,343 shares owned jointly with Mr. Galloway’s wife.
(7)	Includes 1,002 shares subject to currently exercisable options.
(8)	Includes 14,675 shares owned jointly with Mr. Merritt’s wife, 6,869 shares held by Mr. Merritt’s wife and 1,002 shares subject to currently exercisable options.
(9)
Includes 29,452 shares owned by Mr. Nalley’s wife, 26,647 shares owned by Mr. Nalley’s business, of which he is President, and an aggregate of 57,878 shares held in two trusts administered by Mr. Nalley.

(10)	Includes 3,076 shares subject to currently exercisable options.
(11)	Includes 2,000 shares subject to currently exercisable options.
(12)	Includes 22,380 shares held jointly with Mr. Ridgeway’s wife.
(13)	Includes 2,525 shares subject to currently exercisable options.
(14)	Includes 300 shares held by Mr. Suggs’s minor children and 2,525 shares subject to currently exercisable options.
(15)	Includes 20,278 shares owned jointly with Mr. West’s wife.
(16)	Includes 210 shares owned by Mr. Westbrook’s wife, 525 shares held as custodian for Mr. Westbrook’s minor children and 16,214 shares subject to currently exercisable options.

The following table sets forth aggregated information as of December 31, 2011 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	126,733	$9.48	345,650

Equity compensation Plans not approved By security holders	-	-	10,500

Total	126,733	$9.48	356,150

For further information about the Company’s plans as set forth in the above table, see Note 17 of the consolidated financial statements set forth in Item 8 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Banks, in the ordinary course of their business, make loans to, accept deposits from, and provide other banking services to certain of our directors and executive officers, their associates and members of their immediate families.  Loans are made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Banks, and do not involve more than the normal risk of collectibility or present other unfavorable features. Rates paid on deposit accounts and fees charged for other banking services, and other terms of these transactions, are also the same as those prevailing at the time for comparable transactions with other persons. The Banks expect to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, their associates, and members of their immediate families.  The aggregate dollar amount of loans outstanding at each of December 31, 2011 and 2010 was $14,430,000 and $14,268,000, respectively.  During 2011, $2,105,000 in new loans were made and repayments totaled $1,943,000.  None of such loans have been on non-accrual status, 90 days or more past due, or restructured at any time.

From time to time, we may also enter into other types of business transactions or arrangements for services with our directors, officers, principal shareholders, or their associates and members of their immediate families.  These types of transactions or services might include, among others, construction-related services, real estate brokerage services, and public relations services.  We only enter into such arrangements if we determine that the prices or rates offered are comparable to those available to us from unaffiliated third parties.  We do not have written policies or procedures with respect to such transactions.

Director Independence

Our Board of Directors has determined that none of Messrs. Aughtry, Dalton, Galloway, McKissick, Merritt, G. B. Nalley, G. W. Nalley, Reed, Rowan, or Suggs has a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such director is independent as defined in The Nasdaq Stock Market, Inc. Marketplace Rules, as modified or supplemented (the “Nasdaq Rules”).  Mr. R. David Land, who served on the Board for a portion of 2011 was also independent under the Nasdaq rules.  As disclosed under “Certain Relationships and Related Transactions” each of our independent directors and some of their affiliates have loan, deposit and other banking relationships with our Bank.  These relationships are not considered by our Board to compromise their independence.   Each current member of our Audit, Compensation, and Nominating Committees, and each person who served on such committees during 2011, is independent as defined by the Nasdaq Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Auditors

Set forth below is information about fees billed by Elliott Davis, LLC, our independent auditors, for audit services rendered in connection with our consolidated financial statements and reports for the years ended December 31, 2011 and 2010, and for other services rendered during such years, on our behalf, as well as all out-of-pocket expenses incurred in connection with these services, which have been billed to us.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$103,500	$97,000
Audit-Related Fees	25,260	17,430
Tax Fees	13,400	9,800
All Other Fees	-	-
Total	$142,160	$124,230

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

Audit-Related Fees

Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees.” These services include employee benefit plan audits, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

In making its decision to recommend appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2011, our Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

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

General pre-approval of certain audit, audit-related and tax services is granted by the Committee and the Committee subsequently reviews fees paid.  Specific pre-approval is required for all other services.  During 2011, all audit and permitted non-audit services were pre-approved by the Committee.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Income – Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity and Comprehensive Income – Years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements – December 31, 2012

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

10.10	Split Dollar Agreement between the Company and Ralph R. Ridgeway (incorporated by reference to exhibits to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11	Salary Continuation Agreement between the Company and Robert E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.12	Salary Continuation Agreement between the Company and Daniel B. Minnis dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.13	Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24,2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.14	Salary Continuation Agreement between the Company and William B. West, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.15	Salary Continuation Agreement between the Company and L. Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.16	Formal Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (incorporated by reference to Form 10-K for the year ended December 31, 2008).

10.17
Letter Agreement, dated April 24, 2009, between Peoples Bancorporation, Inc., and the United States Department of the Treasury with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (incorporated by reference to Form 8-K filed April 28, 2009).

10.18
Formal Agreement between The Peoples National Bank and the Office of the Comptroller of the Currency, dated August 16, 2010 (incorporated by reference to Form 10-Q for the quarter ended September 30, 2010).

10.19	Peoples Bancorporation, Inc Restricted Stock Plan, Adopted July 20, 2011.

10.20
Agreement and Plan of Merger, dated as of December 19, 2011 between Peoples Bancorporation, Inc. and SCBT Financial Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of SCBT Financial Corporation filed December 23, 2011).

21.	Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.	Section 1350 Certifications

99.1	Chief Executive Officer Certification pursuant to 31 C.F.R Section 30.15

99.2	Chief Financial Officer Certification pursuant to 31 C.F.R. Section 30.15

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples Bancorporation, Inc.

Dated: February 28, 2012	By:	/s/ L. Andrew Westbrook, III
L. Andrew Westbrook, III
President & Chief Executive Officer

Dated: February 28, 2012	By:	/s/ Robert E. Dye, Jr.
Robert E. Dye, Jr.
Senior Vice President & Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul C. Aughtry, III	Director	February 28, 2012
Paul C. Aughtry, III

/s/ Charles E. Dalton	Director	February 28, 2012
Charles E. Dalton

/s/ Robert E. Dye, Jr.	Senior Vice President, Secretary and Director	February 28, 2012
Robert E. Dye, Jr.

/s/ W. Rutledge Galloway	Director	February 28, 2012
W. Rutledge Galloway

/s/ E. Smyth McKissick, III	Director	February 28, 2012
E. Smyth McKissick, III

/s/ Eugene W. Merritt, Jr.	Director	February 28, 2012
Eugene W. Merritt, Jr.

/s/ George B. Nalley, Jr.	Chairman and Director	February 28, 2012
George B. Nalley, Jr

/s/ G. Weston Nalley	Director	February 28, 2012
G. Weston Nalley

/s/ Timothy J. Reed	Director	February 28, 2012
Timothy J. Reed

/s/ R. Riggie Ridgeway	Director	February 28, 2012
R. Riggie Ridgeway

/s/ William R. Rowan, III	Director	February 28, 2012
William R. Rowan, III

/s/ D. Gray Suggs	Director	February 28, 2012
D. Gray Suggs

/s/ William B. West	Executive Vice President, Treasurer and Director	February 28, 2012
William B. West

/s/ L. Andrew Westbrook, III	President, Chief Executive Officer and Director	February 28, 2012
L. Andrew Westbrook, III
                                                                                            .

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

10.10	Split Dollar Agreement between the Company and Ralph R. Ridgeway (incorporated by reference to exhibits to Registrant’s Form 10-K for the year ended December 31, 2002).

10.11	Salary Continuation Agreement between the Company and Robert E. Dye, Jr., dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.12	Salary Continuation Agreement between the Company and Daniel B. Minnis dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.13	Salary Continuation Agreement between the Company and C. Kyle Thomas, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.14	Salary Continuation Agreement between the Company and William B. West dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.15	Salary Continuation Agreement between the Company and L. Andrew Westbrook, III, dated October 24, 2006 (incorporated by reference to Form 8-K filed October 30, 2006).

10.16	Formal Agreement between Bank of Anderson, N. A., and the Comptroller of the Currency dated October 15, 2008 (incorporated by reference to Form 10-K for the year ended December 31, 2008).

10.17
Letter Agreement, dated April 24, 2009, between Peoples Bancorporation, Inc., and the United States Department of the Treasury with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (incorporated by reference to Form 8-K filed April 28, 2009).

10.18
Formal Agreement between The Peoples National Bank and the Office of the Comptroller of the Currency, dated August 16, 2010 (incorporated by reference to Form 10-Q for the quarter ended September 30, 2010).

10.19	Peoples Bancorporation, Inc Restricted Stock Plan, Adopted July 20, 2011.

10.20
Agreement and Plan of Merger, dated as of December 19, 2011 between Peoples Bancorporation, Inc. and SCBT Financial Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of SCBT Financial Corporation filed December 23, 2011).

21.	Subsidiaries of the Registrant (incorporated by reference to exhibits to the 2004 10-K).

23.	Consent of Elliott Davis, LLC

31.1	Rule 13a-14(a) / 15d-14(a) Certifications

31.2	Rule 13a-14(a) / 15d-14(a) Certifications

32.	Section 1350 Certifications

99.1	Chief Executive Officer Certification pursuant to 31 C.F.R Section 30.15

99.2	Chief Financial Officer Certification pursuant to 31 C.F.R. Section 30.15

101	Interactive Data File